Form 10-Q
period 2021-06-30
Chardan NexTech Acquisition 2 Corp.
filed 2021-09-23
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-40730

CHARDAN NEXTECH ACQUISITION 2 CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-1873463
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17 State Street, 21st Floor New York, NY 10004
(Address of principal executive offices and zip code)

(646) 465-9000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one share of Common Stock, par value $0.0001 per share, and three-quarters of one Redeemable Warrant	CNTQU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share, included as part of the Units	CNTQ	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the Units, each exercisable for one share of Common Stock for $11.50 per share	CNTQW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of September 22, 2021, there were 15,812,500 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CHARDAN NEXTECH ACQUISITION 2 CORP.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Six Months ended June 30, 2021 and for the period from June 23, 2020 (inception) through June 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholder’s Equity for the Three and Six Months ended June 30, 2021 and for the period from June 23, 2020 (inception) through June 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Six Months ended June 30, 2021 and for the period from June 23, 2020 (inception) through June 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

Item 4.	CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	21

Item 1A.	RISK FACTORS	21

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

Item 3.	DEFAULTS UPON SENIOR SECURITIES	21

Item 4.	MINE SAFETY DISCLOSURES	21

Item 5.	OTHER INFORMATION	21

Item 6.	EXHIBITS	22

SIGNATURES		23

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CHARDAN NEXTECH ACQUISITION 2 CORP.

CONDENSED BALANCE SHEETS

		December 31,
	June 30, 2021	2020
	(Unaudited)
ASSETS
Current asset - cash	$16,927	$25,000
Deferred offering costs	157,239	—
Total Assets	$174,166	$25,000

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued expenses	$1,000	$1,000
Promissory note - related party	150,000	—
Total Liabilities	151,000	1,000

Commitments and Contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 5,000,000 shares authorized; 3,162,500 issued and outstanding(1)(2)	317	317
Additional paid-in capital	24,683	24,683
Accumulated deficit	(1,834)	(1,000)
Total Stockholder’s Equity	23,166	24,000
Total Liabilities and Stockholder’s Equity	$174,166	$25,000

(1) Includes up to 412,500 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On August 18, 2021, the underwriters’ exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture (see Note 6).

(2) On March 4, 2021, the Company effected a 2.875-for-1 stock split, resulting in 2,875,000 shares of common stock outstanding (see Note 5). On August 10, 2021, the Company effectuated a 1.1-for-1 stock split, resulting in an aggregate of 3,162,500 shares of common stock outstanding (see Note 5). All share and per-share amounts have been retroactively restated to reflect the two stock splits.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the
			Period from
			June 23,
			2020
			(Inception)
	Three Months Ended	Six Months Ended	Through
	June 30,	June 30,	June 30,
	2021	2021	2020
Formation and operating costs	$834	$834	$1,000
Net loss	$(834)	$(834)	$(1,000)
Weighted average shares outstanding, basic and diluted(1)(2)	2,750,000	2,750,000	2,750,000
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)

(1)  Excludes up to 412,500 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On August 18, 2021, the underwriters’ exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture (see Note 6).

(2)  On March 4, 2021, the Company effected a 2.875-for-1 stock split, resulting in 2,875,000 shares of common stock outstanding (see Note 5). On August 10, 2021, the Company effectuated a 1.1-for-1 stock split, resulting in an aggregate of 3,162,500 shares of common stock outstanding (see Note 5). All share and per-share amounts have been retroactively restated to reflect the two stock splits.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JUNE 23, 2020 (INCEPTION) THROUGH JUNE 30, 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at June 23, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor(1)(2)	3,162,500	317	24,683	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance at June 30, 2020 (unaudited)	3,162,500	$317	$24,683	$(1,000)	$24,000

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	3,162,500	$317	$24,683	$(1,000)	$24,000

Net loss	—	—	—	—	—

Balance at March 31, 2021 (unaudited)	3,162,500	317	24,683	(1,000)	24,000

Net loss	—	—	—	(834)	(834)

Balance at June 30, 2021 (unaudited)	3,162,500	$317	$24,683	$(1,834)	$23,166

(1)  Includes up to 412,500 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On August 18, 2021, the underwriters’ exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture (see Note 6).

(2)  On March 4, 2021, the Company effected a 2.875-for-1 stock split, resulting in 2,875,000 shares of common stock outstanding (see Note 5). On August 10, 2021, the Company effectuated a 1.1-for-1 stock split, resulting in an aggregate of 3,162,500 shares of common stock outstanding (see Note 5). All share and per-share amounts have been retroactively restated to reflect the two stock splits.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period
		from June 23,
		2020
	Six Months	(Inception)
	Ended June 30,	Through June
	2021	30, 2020
Cash Flows from Operating Activities:
Net loss	$(834)	$(1,000)
Changes in operating assets and liabilities
Accrued expenses	—	1,000
Net cash used in operating activities	$(834)	$—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	150,000	—
Offering costs paid	(157,239)	—
Net cash used in financing activities	$(7,239)	$—

Net Change in Cash	(8,073)	—
Cash - beginning of period	25,000	—
Cash - end of period	$16,927	$—

Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs paid by sponsor in exchange for the issuance of common stock	—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Chardan NexTech Acquisition 2 Corp (the “Company”) is a blank check company incorporated in Delaware on June 23, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and initial public offering (“Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement on Form S-1 (the “Registration Statement”) for the Company’s Initial Public Offering was declared effective on August 10, 2021. On August 13, 2021, the Company consummated the Initial Public Offering of 11,000,000 units (the “Units” and, with respect to the common stock, par value $0.0001 per share, of the Company included in the Units sold, the “Public Shares”, and with respect to the warrants of the Company included in the Units sold, the “Public Warrants”), at $10.00 per Unit, generating gross proceeds of $110,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,361,456 warrants (the “Private Warrants”, together with the Public Warrants, the “Warrants”) at a price of $0.93 per Private Warrant in a private placement to Chardan NexTech 2 Warrant Holdings LLC, a Delaware limited liability company (“Holdings”), an affiliate of Chardan NexTech Investments 2 LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $4,052,000, which is discussed in Note 4.

The Company had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 1,650,000 Units to cover over-allotments, if any (see Note 6). On August 18, 2021, the underwriters fully exercised the over-allotment option and purchased an additional 1,650,000 Units (the “Over-Allotment Units”) at a purchase price of $10.00 per Over-Allotment Unit, generating gross proceeds of $16,500,000, which is discussed in Note 3.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 266,402 warrants (the “Over-Allotment Private Warrants”) at a purchase price of $0.93 per Over-Allotment Private Warrant in a private placement to Holdings, generating gross proceeds of $247,500, which is discussed in Note 4.

Transaction costs amounted to $1,080,141 consisting of $500,000 of underwriting fees and $580,141 of other offering costs. In addition, cash of $1,906,239 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering and over-allotment, an amount of $111,650,000 from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Private Warrants was placed in the trust account (the “Trust Account”) and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Company will have 12 months or August 13, 2022, from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate an initial Business Combination within 12 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months, or February 13, 2022, to complete a Business Combination). If the Company is unable to consummate an initial Business Combination within the above time period, the Company will distribute the aggregate amount then on deposit in the Trust Account, pro rata to the Company’s public stockholders, by way of the redemption of their shares and thereafter cease all operations except for the purposes of winding up of the Company’s affairs. In such event, the warrants will expire and be worthless.

The initial stockholders have agreed to waive their redemption rights with respect to any shares they own in connection with the consummation of the initial Business Combination, including their Founder Shares and Public Shares that they purchase during or after the offering, if any. In addition, the initial stockholders have agreed to waive their rights to liquidating distributions with respect to their Founder Shares if the Company fails to consummate an initial Business Combination within 18 months (assuming both of the three-month extensions were executed) from the closing of this offering. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to receive liquidating distributions with respect to such Public Shares if the Company fails to consummate an initial Business Combination within the required time period.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.15 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a prospective partner company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on August 12, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on August 13, 2021, August 19, 2021 and August 23, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the common stock issued were charged to equity upon the completion of the Initial Public Offering and over-allotment.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2021 and for the period June 23, 2020 (inception) through June 30, 2020.

Net Loss Per Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 412,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 5). At June 30, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximate the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants will be recognized as a non-cash gain or loss on the statements of operations.

The Company will account for the Private Warrants issued concurrently in connection with the Initial Public Offering in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815”), under which the Private Warrants will not meet the criteria for equity classification and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Warrants will be measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

The Public Warrants are not precluded from equity classification, and will be accounted for as such on the date of issuance, and each balance sheet date thereafter.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The Registration Statement for the Company’s Initial Public Offering was declared effective on August 10, 2021. On August 13, 2021, the Company completed its Initial Public Offering of 11,000,000 Units, at $10.00 per Unit, generating gross proceeds of $110,000,000. Each Unit consisted of one Public Share and three-quarters of one Public Warrant. Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 7).

The Company had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 1,650,000 additional Units to cover over-allotments, if any (see Note 6). On August 18, 2021, the underwriters fully exercised the over-allotment option and purchased 1,650,000 Over-Allotment Units at a purchase price of $10.00 per Over-Allotment Unit, generating gross proceeds of $16,500,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Holdings purchased an aggregate of 4,361,456 Private Warrants at a price of $0.93 per Private Warrant ( $4,052,000 in the aggregate). Each Private Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 7).

The proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within 12 months (or up to 18 months if the Company’s time to complete a Business Combination is extended), the proceeds of the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. The Company classifies the outstanding Private Warrants as warrant liabilities on the balance sheet in accordance with the guidance contained in ASC 815-40.

Simultaneously with the closing of the exercise of the over-allotment option (see Note 6), the Company consummated the sale of 266,402 Over-Allotment Private Warrants at a purchase price of $0.93 per Over-Allotment Private Warrant in a private placement to Holdings, generating gross proceeds of $247,500.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 23, 2020, the Company issued 1,000,000 shares of common stock for an aggregate price of $25,000 (the “Founder Shares”). On March 4, 2021, the Company effected a 2.875-for-1 stock split of its issued and outstanding shares of common stock, resulting in an aggregate of 2,875,000 shares of common stock issued and outstanding (see Note 8). On August 10, 2021, the Company effectuated a 1.1-for-1 stock split, resulting in an aggregate of 3,162,500 shares of common stock outstanding (see Note 8). Shares and the associated amounts have been retroactively restated in these financial statements to reflect the two stock splits. The Founder Shares include an aggregate of up to 412,500 shares of common stock subject to forfeiture by the initial stockholders to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the initial stockholders will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

On August 18, 2021, the underwriters’ exercised the over-allotment option in full, thus the Founder Shares are no longer subject to forfeiture (see Note 6).

With certain limited exceptions, 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) six months after the date of the consummation of a Business Combination or (ii) the date on which the closing price of the Company’s shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits) six months after the date of the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On July 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). Per Amendment No. 1 of the Promissory Note agreement signed on June 29, 2021, the Promissory Note is non-interest bearing and payable entirely on September 30, 2021. As of June 30, 2021 and December 31, 2020, there was $150,000 and $0 outstanding under the Promissory Note, respectively.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s initial stockholders, officers and directors or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of an initial Business Combination, without interest. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into any of the Company’s securities and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their loans into any of the Company’s securities. As of June 30, 2021 and December 31, 2020, the Company had no working capital loans outstanding.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Stockholder Rights Agreement

The holders of the Founder Shares and Private Warrants (and any shares of common stock issuable upon the exercise of the Private Warrants) will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants (and underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,650,000 Over-Allotment Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 18, 2021, the underwriters fully exercised the over-allotment option to purchase 1,650,000 Over-Allotment Units at an offering price of $10.00 per Over-Allotment Unit for an aggregate purchase price of $16,500,000. In addition, the underwriters were paid a cash underwriting discount of $500,000 upon the closing of the Initial Public Offering.

Business Combination Marketing Agreement

The Company has engaged Chardan Capital Markets, LLC as an advisor in connection with the Company’s Business Combination to assist the Company in holding meetings with the stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay Chardan Capital Markets, LLC a cash fee for such services upon the consummation of the Company’s initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering. As a result, Chardan Capital Markets, LLC will not be entitled to such fee unless the Company consummates the initial Business Combination.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate an initial Business Combination two times, for an additional three months each time (for a total of up to 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial stockholders or their affiliates or designees must deposit into the Trust Account $1,265,000 ($0.10 per share , or an aggregate of  $2,530,000) if extended for each of the full three months), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete an initial Business Combination, the Company will not repay such loans. The initial stockholders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete an initial Business Combination.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 7. WARRANTS

As of June 30, 2021 and December 31, 2020, there are no warrants outstanding. Each whole Public Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per whole share. Each of the Private Warrants is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Warrants will be added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within 12 months (or up to 18 months if the Company’s time to complete a Business Combination is extended), the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (and the Private Warrants will expire worthless). The Warrants provide for a cashless exercise which the Company’s management determined to be a net settlement feature with no obligation to settle in cash. The net shares issued in a cashless exercise are based on the fair value of the Company’s common stock at the time the Warrants are exercised.

Each Warrant shall, when countersigned by the warrant agent, entitle the registered holder to purchase from the Company the number of shares of common stock at $11.50 per share. The Public Warrants may only be exercised for a whole number of shares of common stock by a registered holder. No fractional shares will be issued.

A Warrant may be exercised only during the period commencing 30 days after the completion of the Company’s initial Business Combination and terminating at 5:00 p.m., New York City time, on the earlier to occur of (i) (A) five years following the completion of the Company’s initial Business Combination with respect to the Public Warrants, and (B) five years from the effective date of the Registration Statement with respect to the Private Warrants purchased by Holdings, provided that once the Private Warrants are not beneficially owned, directly or indirectly, by Chardan Capital Markets, LLC or any of its related persons anymore, the Private Warrants may not be exercised five years following the completion of the Company’s initial Business Combination, and (ii) the date fixed for redemption of the Warrants as provided in Section 6 of this Warrant Agreement (“Expiration Date”). Except with respect to the right to receive the price of $.01 per Warrant (the “Redemption Price”), each Warrant not exercised on or before the Expiration Date shall become void, and all rights thereunder and all rights shall cease at the close of business on the Expiration Date. The Company may extend the duration of the Warrants by delaying the Expiration Date; provided, however, that the Company (i) may not extend the duration of the Private Warrants by delaying the Expiration Date and (ii) will provide written notice of not less than 10 days to registered holders of such extension and that such extension shall be identical in duration among all of the then outstanding Warrants.

The Company is not required to issue any fraction of a share of common stock in connection with the exercise of Warrants, and in any case where the registered holder would be entitled under the terms of the Warrants to receive a fraction of a share of common stock upon the exercise of such registered holder’s Warrants, issue or cause to be issued only the largest whole number of shares of common stock issuable on such exercise (and such fraction of a share of common stock will be disregarded); provided, that if more than one Warrant certificate is presented for exercise at the same time by the same registered holder, the number of whole shares of common stock which shall be issuable upon the exercise thereof shall be computed on the basis of the aggregate number of shares of common stock issuable on exercise of all such Warrants.

The Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holders option and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement). The Private Warrants may not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of, the Private Warrants (or any securities underlying the Private Warrants) for a period of 180 days following the effective date of the Registration Statement to anyone other than any member participating in the Initial Public Offering and the officers or partners thereof, if all securities so transferred remain subject to the lock-up restriction for the remainder of the time period.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

All (and not less than all) of the outstanding Warrants may be redeemed, in whole and not in part, at the option of the Company, at any time from and after the Warrants become exercisable, and prior to their expiration, at the office of the warrant agent, at the Redemption Price; provided that the last sales price of the common stock has been equal to or greater than $16.00 per share (subject to adjustment for splits, dividends, recapitalizations and other similar events), for any 10 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given and provided further that there is a current registration statement in effect with respect to the shares of common stock underlying the Warrants for each day in the aforementioned 30-day trading period and continuing each day thereafter until the date of redemption. For avoidance of doubt, if and when the warrants become redeemable by the Company, the Company may exercise its redemption right, even if it is unable to register or qualify the shares of common stock for sale under all applicable state securities laws.

The Company accounts for the 4,627,858 Private Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private placement warrants do not meet the criteria for equity treatment thereunder, each private placement warrant must be recorded as a liability.

The Public Warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

The accounting treatment of derivative financial instruments requires that the Company record the private placement warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Stock—On June 30, 2021 and December 31, 2020, the Company had no issued or outstanding shares of preferred stock. The Company’s Amended and Restated Certificate of Incorporation authorizes 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.

Common stock — The Company is authorized to issue 5,000,000 shares of common stock with a par value of $0.0001 per share. On June 30, 2021 and December 31, 2020, there were 3,162,500 shares of common stock issued and outstanding. Of the 3,162,500 shares of common stock outstanding, up to 412,500 shares are subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after a planned public offering. On August 18, 2021, the underwriters’ exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture (see Note 6).

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Unless specified in the Amended and Restated Certificate of Incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by the Company’s stockholders (other than the election of directors).

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in these condensed financial statements in relation to the Description of  Organization and Business Operations (see Note 1), Initial Public Offering (see Note 3), Private Placement (see Note 4), Founder Shares (see Note 5), and underwriters’ exercise of the over-allotment option (see Note 6), the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “our”, “us,” or the “Company” refer to Chardan NexTech Acquisition 2 Corp., a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Chardan NexTech Investments 2 LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on June 23, 2020 in Delaware and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Warrants (as defined below), the proceeds of the sale of our securities in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the six months ended June 30, 2021 were organizational activities, activities necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, activities related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2021, we had net loss of $834, which resulted entirely from formation and operating costs.

For the period from June 23, 2020 (inception) through June 30, 2021, we had a net loss of $1,000, which resulted entirely from formation and operating costs.

Liquidity and Capital Resources

For the six months ended June 30, 2021, net cash used in operating activities was $834, which was due to our net loss of $834.

For the six months ended June 30, 2021, net cash used in financing activities was $7,239, which was due to proceeds from promissory note - related party of $150,000, offset by offering costs paid of $157,239.

As of June 30, 2021, we had $16,927 in our operating bank account.

On August 13, 2021, we consummated the Initial Public Offering of 11,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $110,000,000. Each Unit consisted of one share of common stock, par value $0.001 per share, of the Company (the “Public Shares”) and three-quarters of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share.

Simultaneously with the closing of the Initial Public Offering, Chardan NexTech 2 Warrant Holdings LLC, a Delaware limited liability company and an affiliate of the Sponsor (“Holdings”), purchased an aggregate of 4,361,456 private placement warrants at a price of $0.93 per warrant (the “Private Warrants”) ($4,052,000 in the aggregate). Each Private Warrant entitles the holder to purchase three-fourths of one share of common stock at an exercise price of $11.50 per share.

On August 18, 2021, the underwriters fully exercised the over-allotment option and, purchased an additional 1,650,000 Units (the “Over-Allotment Units”) at a purchase price of $10.00 per Over-Allotment Unit, generating gross proceeds of $16,500,000.

Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of 266,402 warrants (the “Over-Allotment Private Warrants”) at a purchase price of $0.93 per Over-Allotment Private Warrant in a private placement to Holdings, generating gross proceeds of $247,500.

A portion of the proceeds from the Private Warrants was added to the proceeds from the Initial Public Offering to be held in the trust account (the “Trust Account”). If we do not complete our initial business combination within 12 months (or up to 18 months if our time to complete a business combination is extended), the proceeds of the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants and all underlying securities will be worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Warrants.

We intend to use substantially all of the net proceeds of this offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We do not believe we will need to raise additional funds following our Initial Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

Promissory Note - Related Party

On July 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”).. Per Amendment No. 1 of the Promissory Note agreement signed on June 29, 2021, the Promissory Note is non-interest bearing and payable entirely on September 30, 2021.  As of June 30, 2021 and December 31, 2020, there was $150,000 and $0 outstanding under the Promissory Note respectively.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,650,000 Over-Allotment Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 18, 2021, the underwriters fully exercised the over-allotment option to purchase 1,650,000 Over-Allotment Units at an offering price of $10.00 per Over-Allotment Unit for an aggregate purchase price of $16,500,000. In addition, the underwriters were paid a cash underwriting discount of $500,000 upon the closing of the Initial Public Offering.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the common stock issued were charged to equity upon the completion of the Initial Public Offering.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 412,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. At June 30, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on August 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on August 12, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chardan NexTech Acquisition 2 Corp

Date: September 23, 2021	By:	/s/ Jonas Grossman
Jonas Grossman
Chief Executive Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer)

Chardan NexTech Acquisition 2 Corp

Date: September 23, 2021	By:	/s/ Alex Weil
Alex Weil
Chief Financial Officer
(Principal Financial and Accounting Officer)