Form 10-Q
period 2021-09-30
Chardan NexTech Acquisition 2 Corp.
filed 2021-11-15
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 15,812,500 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CHARDAN NEXTECH ACQUISITION 2 CORP.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2021, the Three Months ended September 30, 2020 and for the period from June 23, 2020 (inception) through September 30, 2020	2

	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months ended September 30, 2021 and for the period from June 23, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months ended September 30, 2021 and for the period from June 23, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

Item 4.	CONTROLS AND PROCEDURES	25

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	26

Item 1A.	RISK FACTORS	26

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

Item 3.	DEFAULTS UPON SENIOR SECURITIES	26

Item 4.	MINE SAFETY DISCLOSURES	26

Item 5.	OTHER INFORMATION	26

Item 6.	EXHIBITS	27

SIGNATURES		28

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

CHARDAN NEXTECH ACQUISITION 2 CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash	$887,208	$25,000
Prepaid expenses	366,584	—
Total current assets	1,253,792	25,000
Investments held in Trust Account	128,404,523	—
Total Assets	$129,658,315	$25,000

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued expenses	$1,000	$1,000
Franchise tax payable	24,034	—
Total current liabilities	25,034	1,000
Warrant liabilities	1,480,915	—
Total Liabilities	1,505,949	1,000

Commitments and Contingencies
Common stock, $0.0001 par value; 12,650,000 and 0 shares at redemption value of $10.15 at September 30, 2021 and December 31, 2020, respectively	128,397,500	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2021 and December 31, 2021	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding (excluding 12,650,000 and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	317	317
Additional paid-in capital	—	24,683
Accumulated deficit	(245,451)	(1,000)
Total Stockholders’ (Deficit) Equity	(245,134)	24,000
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity	$129,658,315	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period from
				June 23,
			Three	2020
			Months	(Inception)
	Three Months Ended	Nine Months Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2020
Operating and formation costs	$92,234	$93,068	$1,000	$1,000
Franchise tax expense	24,034	24,034	—	—
Loss from operations	(116,268)	(117,102)	(1,000)	(1,000)
Warrant issuance costs	(18,797)	(18,797)	—	—
Loss on sale of private warrants	(1,253,929)	(1,253,929)	—	—
Net gain on investments held in Trust Account	7,023	7,023	—	—
Change in fair value of warrant liability	4,072,514	4,072,514	—	—
Net income (loss)	$2,690,543	$2,689,709	$(1,000)	$(1,000)

Basic weighted average shares outstanding	9,453,125	5,008,929	—	—
Basic net income (loss) per common share	$0.28	$0.54	$0.00	$0.00
Diluted weighted average shares outstanding	9,672,826	5,356,456	—	—
Diluted net income (loss) per common share	$0.28	$0.50	$0.00	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JUNE 23, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(UNAUDITED)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at June 23, 2020 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	3,162,500	317	24,683	—	25,000
Net loss	—	—	—	(1,000)	(1,000)
Balance at June 30, 2020 (unaudited)	3,162,500	317	24,683	(1,000)	24,000
Net loss	—	—	—	—	—
Balance at September 30, 2020 (unaudited)	3,162,500	$317	$24,683	$(1,000)	$24,000

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	3,162,500	$317	$24,683	$(1,000)	$24,000
Net loss	—	—	—	—	—
Balance at March 31, 2021 (unaudited)	3,162,500	317	24,683	(1,000)	24,000
Net loss	—	—	—	(834)	(834)
Balance at June 30, 2021 (unaudited)	3,162,500	317	24,683	(1,834)	23,166
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	15,052,646	—	15,052,646
Accretion of common stock to redemption amount	—	—	(15,077,329)	(2,934,160)	(18,011,489)
Net income	—	—	—	2,690,543	2,690,543
Balance at September 30, 2021 (unaudited)	3,162,500	$317	$—	$(245,451)	$(245,134)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from June 23,
	Nine Months	2020 (Inception)
	Ended	Through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$2,689,709	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operations:
Warrant issuance costs	18,797	—
Net gain on investments held in Trust Account	(7,023)	—
Loss on sale of private warrants	1,253,928	—
Change in fair value of warrant liability	(4,072,514)	—
Changes in operating assets and liabilities:
Accrued expenses	—	1,000
Prepaid expenses	(366,584)	—
Franchise tax payable	24,034	—
Net cash used in operating activities	(459,653)	—

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(128,397,500)	—
Net cash used in investing activities	(128,397,500)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriter’s discount paid	126,000,000	—
Proceeds from promissory note - related party	155,000	—
Repayment of promissory note - related party	(155,000)	—
Proceeds from issuance of Founder Shares to Sponsor	—	25,000
Proceeds from sale of private warrants	4,299,500	—
Payment of offering costs	(580,139)	—
Net cash provided by financing activities	129,719,361	25,000

Net Change in Cash	862,208	25,000
Cash - beginning of period	25,000	—
Cash - end of period	$887,208	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and initial public offering (“Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,361,456 warrants (the “Private Warrants”, together with the Public Warrants, the “Warrants”) at a price of $0.93 per Private Warrant in a private placement to Chardan NexTech 2 Warrant Holdings LLC, a Delaware limited liability company (“Holdings”), an affiliate of Chardan NexTech Investments 2 LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $4,052,000, which is described in Note 4.

The Company had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 1,650,000 Units to cover over-allotments, if any (see Note 6). On August 16, 2021, the underwriters fully exercised the over-allotment option and, on August 18, 2021, purchased an additional 1,650,000 Units (the “Over-Allotment Units”) at a purchase price of $10.00 per Over-Allotment Unit, generating gross proceeds of $16,500,000.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 266,402 warrants (the “Over-Allotment Private Warrants”) at a purchase price of $0.93 per Over-Allotment Private Warrant in a private placement to Holdings, generating gross proceeds of $247,500.

Following the closing of the Initial Public Offering and underwriters’ over-allotment option, an amount of $128,397,500 from the net proceeds of the sale of the Units and Over-Allotment Units and a portion of the proceeds from the sale of the Private Warrants and Over-Allotment Private Warrants was placed in a trust account (the “Trust Account”) and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $1,080,139, consisting of $500,000 of cash underwriting fees and $580,139 of other offering costs.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The Public Shares subject to redemption was recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Company will have 12 months, or August 13, 2022, from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate an initial Business Combination within 12 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months, or February 13, 2023, to complete a Business Combination). If the Company is unable to consummate an initial Business Combination within the above time period, the Company will distribute the aggregate amount then on deposit in the Trust Account, pro rata to the Company’s public stockholders, by way of the redemption of their shares and thereafter cease all operations except for the purposes of winding up of the Company’s affairs. In such event, the warrants will expire and be worthless.

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

SEPTEMBER 30, 2021

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

Going Concern Consideration

As of September 30, 2021, the Company had $887,208 in cash held outside of the Trust Account and working capital of $1,228,758. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on August 12, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on August 13, 2021, August 19, 2021 and August 23, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Revision of Previously Issued Financial Statements

The Company revised its previously issued financial statements to classify redeemable common stock in temporary equity. In accordance with Securities and Exchange Commission ("SEC") and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the redeemable common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company revised its financial statements to classify all redeemable common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the periods, indicated:

	August 13, 2021
	As Previously
	Reported	Adjustments	As Revised
Balance Sheet (audited)
Common stock subject to possible redemption	$102,760,650	$(5,960,650)	$96,800,000
Allocation of underwriter’s discounts, offering costs and deferred fees to common shares	—	(932,386)	(932,386)
Immediate accretion to redemption value	—	15,782,386	15,782,386
Total common stock subject to possible redemption	102,760,650	8,889,350	111,650,000
Common stock	405	(88)	317
Additional paid-in capital	6,204,399	(6,204,399)	—
Accumulated deficit	(1,204,802)	(2,684,863)	(3,889,665)
Total stockholders’ equity (deficit)	$5,000,002	$(8,889,350)	$(3,889,348)

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

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in Net income (loss) from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its Class common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 "Distinguishing Liabilities from Equity." Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company's control) are classified as temporary equity. At all other times, Class A common stock are classified as shareholders' equity. The Company's Class A common stock feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, as of September 31, 2021, 12,650,000 shares common stock subject to possible redemption are presented as temporary equity, outside of the shareholders' equity section of the Company's unaudited condensed balance sheet. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Proceeds allocated to Public Warrants	(15,180,000)
Issuance costs allocated to common stock	(933,989)
Plus:
Accretion of carrying value to redemption value	18,011,489
Common stock subject to possible redemption	$128,397,500

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $1,080,139, consisting of $500,000 of cash underwriting fees and $580,139 of other offering costs. The Company recorded $933,989 of offering costs as a reduction of temporary equity in connection with the redeemable common stock included in the Units. The Company recorded $127,354 as a reduction of permanent equity in connection with the Public Warrants included in the Units and immediately expensed $18,797 of offering costs in connection with the Private Warrants that were classified as liabilities.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company accounts for the Private Warrants issued concurrently in connection with the Initial Public Offering in accordance with ASC 815-40, under which the Private Warrants will not meet the criteria for equity classification and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Warrants will be measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement (“ASC 820”), with changes in fair value recognized in the statements of operations in the period of change.

The Public Warrants are not precluded from equity classification, and are accounted for as such on the date of issuance, and each balance sheet date thereafter.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2021, the three months ended September 30, 2020 and for the period June 23, 2020 (inception) through September 30, 2020.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 10,586,519 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

				For the
				Period from
				June 23,
				2020
	Three Months	Nine Months	Three Months	(Inception)
	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2020
Basic and diluted net income per share:
Numerator:
Net income	$2,690,543	$2,689,709	$(1,000)	$(1,000)
Denominator:
Basic weighted average shares outstanding	9,453,125	5,008,929	—	—
Basic net income (loss) per common share	$0.28	$0.54	$0.00	$0.00
Diluted weighted average shares outstanding	9,672,826	5,356,456	—	—
Diluted net income (loss) per common share	$0.28	$0.50	$0.00	$0.00

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Fair Value of Financial Instruments

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

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

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

See Note 9 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3. INITIAL PUBLIC OFFERING

The Registration Statement for the Company’s Initial Public Offering was declared effective on August 10, 2021. On August 13, 2021, the Company completed its Initial Public Offering of 11,000,000 Units, at $10.00 per Unit, generating gross proceeds of $110,000,000. Each Unit consisted of one Public Share, and three-quarters of one Public Warrant. Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 7).

The Company had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 1,650,000 additional Units to cover over-allotments, if any (see Note 6). On August 18, 2021, the underwriters fully exercised the over-allotment option and purchased 1,650,000 Over-Allotment Units, generating gross proceeds of $16,500,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Holdings purchased an aggregate of 4,361,456 Private Warrants at a price of $0.93 per Private Warrant ($4,052,000 in the aggregate). Each Private Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 7).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 23, 2020, the Company issued 1,000,000 shares of common stock for an aggregate price of $25,000 (the “Founder Shares”). On March 4, 2021, the Company effected a 2.875-for-1 stock split of its issued and outstanding shares of common stock, resulting in an aggregate of 2,875,000 shares of common stock issued and outstanding. On August 10, 2021, the Company effectuated a 1.1-for-1 stock split, resulting in an aggregate of 3,162,500 shares of common stock outstanding. Shares and the associated amounts have been retroactively restated in these financial statements to reflect the two stock splits. The Founder Shares include an aggregate of up to 412,500 shares of common stock subject to forfeiture by the initial stockholders to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the initial stockholders would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

On August 18, 2021, the underwriters’ exercised the over-allotment option in full, thus the Founder Shares are no longer subject to forfeiture (see Note 6).

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Promissory Note — Related Party

On July 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Promissory Note"). The promissory note was non-interest bearing, unsecured and was repaid at August 19, 2021. As of September 30, 2021 and December 31, 2020, there was no outstanding balance under the note. The Company cannot make any additional draws under this promissory note.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. To date, the Company has not exercised its option to use such services.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s initial stockholders, officers and directors or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of an initial Business Combination, without interest. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into any of the Company’s securities and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their loans into any of the Company’s securities. As of September 30, 2021 and December 31, 2020, the Company had no working capital loans outstanding.

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

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate an initial Business Combination two times, for an additional three months each time (for a total of up to 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial stockholders or their affiliates or designees must deposit into the Trust Account $1,265,000 ($0.10 per share, or an aggregate of  $2,530,000) if extended for each of the full three months), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete an initial Business Combination, the Company will not repay such loans. The initial stockholders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete an initial Business Combination.

NOTE 7. WARRANTS

As of September 30, 2021 and December 31, 2020 there was 9,487,500 and no Public Warrants and 4,627,858 and no Private Warrants outstanding, respectively. Each whole Public Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per whole share. Each of the Private Warrants is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the 12 months (or up to 18 months if the Company’s time to complete a Business Combination is extended), the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (and the Private Warrants will expire worthless). The Warrants provide for a cashless exercise which the Company’s management determined to be a net settlement feature with no obligation to settle in cash. The net shares issued in a cashless exercise are based on the fair value of the Company’s common stock at the time the Warrants are exercised.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Each Warrant shall, when countersigned by the warrant agent, entitle the registered holder to purchase from the Company the number of shares of common stock at $11.50 per share. The Public Warrants may only be exercised for a whole number of shares of common stock by a registered holder. No fractional shares will be issued.

A Warrant may be exercised only during the period (“Exercise Period”) commencing 30 days after the completion of the Company’s initial Business Combination and terminating at 5:00 p.m., New York City time, on the earlier to occur of (i) (A) five years following the completion of the Company’s initial business combination with respect to the Public Warrants, and (B) five years from the effective date of the Registration Statement with respect to the Private Warrants purchased by Holdings, provided that once the Private Warrants are not beneficially owned, directly or indirectly, by Chardan Capital Markets, LLC or any of its related persons anymore, the Private Warrants may not be exercised five years following the completion of the Company’s initial business combination, and (ii) the date fixed for redemption of the Warrants as provided in Section 6 of the Amended and Restated Warrant Agreement (“Expiration Date”). Except with respect to the right to receive the price of $.01 per Warrant (the “Redemption Price”), each Warrant not exercised on or before the Expiration Date shall become void, and all rights thereunder and all rights shall cease at the close of business on the Expiration Date. The Company may extend the duration of the Warrants by delaying the Expiration Date; provided, however, that the Company (i) may not extend the duration of the Private Warrants by delaying the Expiration Date and (ii) will provide written notice of not less than 10 days to registered holders of such extension and that such extension shall be identical in duration among all of the then outstanding Warrants.

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

All (and not less than all) of the outstanding Warrants may be redeemed, in whole and not in part, at the option of the Company, at any time from and after the Warrants become exercisable, and prior to their expiration, at the office of the warrant agent, at the Redemption Price; provided that the last sales price of the common stock has been equal to or greater than $16.00 per share (subject to adjustment for splits, dividends, recapitalizations and other similar events) (the “Redemption Trigger Price”), for any ten (10) trading days within a thirty (30) trading day period ending on the third business day prior to the date on which notice of redemption is given and provided further that there is a current registration statement in effect with respect to the shares of common stock underlying the Warrants for each day in the aforementioned 30-day trading period and continuing each day thereafter until the date of redemption. For avoidance of doubt, if and when the warrants become redeemable by the Company, the Company may exercise its redemption right, even if it is unable to register or qualify the shares of common stock for sale under all applicable state securities laws.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company accounts for the 4,627,858 Private Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Private Warrants do not meet the criteria for equity treatment thereunder, each Private Warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

The Public Warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, the Company had no issued or outstanding shares of preferred stock.

Common stock —The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On September 30, 2021 and December 31, 2020, there were 15,812,500 shares of common stock issued and outstanding, including 12,650,000 shares of common stock subject to possible redemption. Of the 15,812,500 shares of common stock outstanding, up to 412,500 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On August 16, 2021, the underwriters’ exercised the over-allotment option in full  (see Note 6), thus these shares are no longer subject to forfeiture.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$128,404,523	$128,404,523	$—	$—
Liabilities
Warrant liabilities – Private Warrants	$1,480,915	$—	$—	$1,480,915

The Company did not have any assets or liabilities measured at fair value as of December 31, 2020.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company utilizes a Black-Scholes method to value the Private Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the Private Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of August 13,
	2021 (Initial	As of September
	Measurement)	30, 2021
Common stock price	$10.00	$9.93
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Term to Business Combination (years)	5.00	4.86
Volatility	19.0%	9.4%
Risk-free rate	0.81%	0.95%
Fair value	$1.20	$0.32

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant Liabilities
Fair value at June 23, 2020 (inception)	$—
Initial measurement at August 13, 2021	5,233,747
Initial measurement of additional warrants issued in over-allotment	319,682
Fair value at August 13, 2021	5,553,429
Change in valuation inputs or other assumptions	(4,072,514)
Fair value at September 30, 2021	$1,480,915

Transfers to/from Levels 1, 2, and 3 are recognized the beginning of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from June 23, 2020 (inception) through September 30, 2021.

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $4,072,514 within change in fair value of warrant liabilities in the condensed statements of operations during the three and nine months ended September 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “our”, “us” or the “Company” refer to Chardan NexTech Acquisition 2 Corp., a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Chardan NexTech Investments 2 LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the nine months ended September 30, 2021 were organizational activities, activities necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, activities related to identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $2,690,543, which resulted from by the change in fair value of warrant liabilities of $4,072,514 and a net gain on marketable securities held in Trust Account in the amount of $7,023, which was partially offset by operating and formation costs of $92,234, franchise tax expense of $24,034, loss on sale of Private Warrants of $1,253,929, and warrant issuance costs of $18,797.

For the nine months ended September 30, 2021, we had net income of $2,689,709, which resulted from the change in fair value of warrant liabilities of $4,072,514, and an unrealized gain on marketable securities held in Trust Account in the amount of $7,023, which was partially offset by warrant issuance costs of $18,797 associated with the Initial Public Offering, operating and formation costs of $93,068, loss on sale of Private Warrants of $1,253,929, and franchise tax expense of $24,034.

For the three months ended September 30, 2020 and the period from June 23, 2020 (inception) through September 30, 2020, we had a net loss of $1,000, which resulted entirely from formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, the Company had $887,208 and $25,000 in cash held outside of the Trust Account, respectively, and a working capital surplus of $1,228,758 and $24,000, respectively.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of up to $250,000 under an unsecured and non-interest bearing promissory note. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

For the nine months ended September 30, 2021, net cash used in operating activities was $459,653, which was due to the change in fair value of warrants of $4,072,514, changes in operating assets and liabilities of $342,550, and net gain on investments in the Trust Account of $7,023, partially offset by our net income of $2,689,709, loss on sale of Private Warrants of $1,253,929, and expensed offering costs of $18,797.

For the nine months ended September 30, 2021, net cash used in investing activities was $128,397,500, which was due to the amount of net proceeds from the Initial Public Offering being deposited to the Trust Account.

For the nine months ended September 30, 2021, net cash provided by financing activities was $129,719,361, which was comprised of $126,000,000 in proceeds from the issuance of units in the Initial Public Offering net of underwriter’s discount paid, $4,299,500 in proceeds from the issuance of warrants in a private placement to Holdings, and proceeds from issuance of a promissory note of $155,000 to our Sponsor, offset in part by payment of $580,139 for offering costs associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our Sponsor of $155,000.

For the period from June 18, 2020 (inception) through September 30, 2020, there was proceeds of $25,000 from the sale of Founder Shares to the Sponsor.

On August 13, 2021, we consummated the Initial Public Offering of 11,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $110,000,000. Each Unit consisted of one share of common stock, par value $0.0001 per share, of the Company (the “Public Shares”) and three-quarters of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

As of September 30, 2021, we did not have any long-term debt, capital or operating lease obligations. We entered into an administrative services agreement pursuant to which we will pay our Sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month.

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company will account for the Private Warrants issued concurrently in connection with the Initial Public Offering in accordance with ASC 815-40, under which the Private Warrants will not meet the criteria for equity classification and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Warrants will be measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement (“ASC 820”), with changes in fair value recognized in the statements of operations in the period of change.

The Public Warrants are not precluded from equity classification, and are accounted for as such on the date of issuance, and each balance sheet date thereafter.

Common stock subject to possible redemption

All of the 12,650,000 shares common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 10,586,519 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the revision related to the classification of redeemable Class A common stock, which constitutes a material weakness in our internal control over financial reporting.

Regarding the revision, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company revised its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

Other than the implementation of the remediation activities regarding the revision during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Chardan NexTech Acquisition 2 Corp

Date: November 15, 2021	By:	/s/ Jonas Grossman
Jonas Grossman
Chief Executive Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer)

Chardan NexTech Acquisition 2 Corp

Date: November 15, 2021	By:	/s/ Alex Weil
Alex Weil
Chief Financial Officer
(Principal Financial and Accounting Officer)