Form 10-K
period 2021-12-31
Chardan NexTech Acquisition 2 Corp.
filed 2022-03-29
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-40730

CHARDAN NEXTECH ACQUISITION 2 CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1873463
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

17 State Street, 21st Floor New York, NY	10004
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code  (646) 465-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one share of common stock, par value $0.0001 per share, and three-quarters of one redeemable warrant	CNTQU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share, included as part of the units	CNTQ	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each exercisable for one share of common stock for $11.50 per share	CNTQW	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The registrant was not a public company at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s units began trading on the Nasdaq Capital Market on August 11, 2021 and the registrant’s common stock and warrants began separate trading on Nasdaq on August 24, 2021. The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2021, computed by reference to the closing price of the units reported on Nasdaq on such date, was $130,295,000.

As of March 25, 2022, there were 15,812,500 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHARDAN NEXTECH ACQUISITION 2 CORP.

ANNUAL REPORT ON FORM 10-K

CERTAIN DEFINED TERMS

Unless otherwise stated or unless the context otherwise requires, the terms “CNTQ,” “we,” “us,” “our,” or the “Company” refer to Chardan NexTech Acquisition 2 Corp., a Delaware corporation. In this Annual Report on Form 10-K, unless the context otherwise requires, references to:

•	“$”, “US$” and “U.S. dollar” each refer to the United States dollar;
•	“amended and restated certificate of incorporation” are to our amended and restated certificate of incorporation effective as of August 10, 2021;
•	“bylaws” are to our bylaws adopted on June 23, 2020;
•	“business combination” means a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
•	“Chardan” refers to Chardan Capital Markets, LLC, the representative of the underwriters,
•	“common stock” refers to our shares of common stock, par value $0.0001 per share;
•	“founder shares” refers to the 3,162,500 shares of common stock held by the Sponsor, officers, directors, and affiliates of our management team;
•	“Initial Public Offering” are to the Company’s initial public offering of 11,000,000 public units, which closed on August 13, 2021.
•	“initial stockholders” refers to all of our stockholders immediately prior to the Initial Public Offering, including the Sponsor, officers and directors to the extent they hold founder shares;
•	“insiders” refers to our officers, directors, initial stockholders, and Warrant Holdings;
•	“management” or our “management team” are to our officers and directors;
•	“Nasdaq” refers to The Nasdaq Capital Market;
•	“private warrants” refers to the warrants we sold privately to the Sponsor or its designees in connection with the Initial Public Offering;
•	“public shares,” refers to the shares of common stock that are being sold as part of the units in this public offering, whether they are purchased in this public offering or in the aftermarket;
•

“public stockholders” refers to the holders of our public shares, including any of our initial stockholders to the extent that they purchase such public shares (except that our initial stockholders will not have redemption or tender rights with respect to any public shares they own);

•	“public warrants,” refers to our redeemable warrants sold as part of the units in the Initial Public Offering (whether they were subscribed for in the Initial Public Offering or in the open market);
•	“SPAC” means a special purpose acquisition company;
•	“Sponsor” refers to Chardan NexTech Investments 2 LLC, an entity affiliated with Chardan;
•	“trust account” refer to the Company’s U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, for the benefit of the public stockholders;
•

“trust agreement” refers to the trust agreement dated August 10, 2021 by and between the Company and Continental Stock Transfer & Trust Company, a copy of which is referenced as Exhibit 10.2 to this Annual Report on Form 10-K;

•	“units” refers to our units, with each unit comprised of one public share and three-quarters of one public warrant;
•

“warrant agreement” refers to the amended and restated warrant agreement dated March 28, 2022 by and between the Company and Continental Stock Transfer & Trust Company, a copy of which is referenced as Exhibit 4.1 to this Annual Report on Form 10-K;

•	“Warrant Holdings” refers to Chardan NexTech 2 Warrant Holdings LLC, an affiliate of the Sponsor;
•

“warrants” refers to our redeemable warrants, which include the warrants underlying the units sold in the Initial Public Offering, whether they were purchased in the Initial Public Offering or in the aftermarket; and

•	“you” or “your” refers to holders of our units, public shares, or public warrants, as applicable..

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Investors are cautioned that statements that are not strictly historical statements of fact constitute forward-looking statements, including, without limitation, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and are identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” “anticipate,” or “could” and similar expressions.

Forward-looking statements are not assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed or implied by forward-looking statements include those discussed elsewhere in this annual report on Form 10-K (the “Annual Report”) and in future Quarterly Reports on Form 10-Q or other reports filed with the Securities and Exchange Commission (“SEC”).

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

References to a fiscal year refer to our fiscal year ended December 31 of the specified year.

PART I

ITEM 1. BUSINESS

General

Chardan NexTech Acquisition 2 Corp. (“CNTQ,” “we,” “us,” “our,” or the “Company”) is a blank check company formed under the laws of the State of Delaware on June 23, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

As of December 31, 2021, the Company had not commenced any operations. All activity from our formation through December 31, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, its search for a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the trust account.

Initial Public Offering

On August 10, 2021, the registration statement (File No. 333-254010) relating to the Initial Public Offering of the Company, was declared effective by the SEC, and the Company subsequently filed, on August 11, 2021, a registration statement on Form S-1 (File No. 333-258699) pursuant to Rule 462(b) under the Securities Act of 1933, as amended (the “Securities Act”) to cover the registration of additional units relating to the Initial Public Offering of the Company, which was effective immediately upon filing (collectively, the “Registration Statement”). On August 13, 2021, the Company consummated the Initial Public Offering of 11,000,000 units. Each unit consists of one share of common stock, $0.0001 par value, and three-quarters of one redeemable warrant, with each whole public warrant entitling its holder to purchase one share of common stock at a price of $11.50. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $110,000,000. The Company granted the underwriters a 45-day option to purchase up to 1,650,000 additional units to cover over-allotments, if any.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) with Warrant Holdings of 4,361,456 private warrants to purchase 4,361,456 shares of common stock, each at a price of $0.93 per private warrant, generating total gross proceeds of $4,052,000.

On August 13, 2021, a total of $111,650,000 of the net proceeds from the Initial Public Offering and the Private Placement were deposited in the trust account established for the benefit of the Company’s public stockholders.

On August 16, 2021, the underwriters of the Initial Public Offering exercised their over-allotment option in full to purchase 1,650,000 additional units, at a price of $10.00 per unit. The closing of the issuance and sale of the units sold pursuant to the over-allotment option occurred on August 18, 2021. Simultaneously with the closing of the over-allotment option, the Company consummated the private sale of an additional 266,402 private warrants, at a price of $0.93 per private warrant, to Warrant Holdings. Such private warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On of August 18, 2021, a total of $16,747,500, comprised of the proceeds of the sale of the units and the private warrants in connection with the full exercise of the underwriter’s over-allotment option, was added to the Company’s trust account, bringing the balance of the trust account to $128,397,500.

Background and Competitive Advantages

Having founded the third-ever publicly listed special purpose acquisition company in 2004, Chardan recognized early on that the traditional initial public offering process was broken. An initial public offering is a time and resource intensive process that lacks deal and price certainty. We believe that Chardan has an unmatched track record as a SPAC underwriter, sponsor (or co-sponsor) and business combination advisor, which we intend to leverage as SPACs continue to become more mainstream. Over the past year, we believe private company executives’ and stakeholders’ mindsets have fundamentally shifted as SPACs have provided a more effective and efficient path to access public markets and by extension, greater access to capital providers. In 2021, over 90 technology companies closed mergers with and went public via a special purpose acquisition vehicle, for an aggregate deal value greater than $200 billion. We believe private companies are realizing that they can be rewarded for providing greater transparency into their growth plans and can potentially capture further upside via the SPAC structure. The opportunity for disruptive technology companies to continue to take advantage of the public markets is clearly evident. Over $27 billion of venture capital funding was invested across over 750 deals into private technology companies in 2021. We aim to capitalize on the number of disruptive technology companies that are still private and capable of achieving attractive risk-adjusted returns in the public markets through our decades of SPAC experience.

Our Management Team

Our management team is led by co-founders Kerry Propper, Jonas Grossman and Alex Weil, each of whom have extensive investment and execution experience. Together with our management team, the Sponsor, and our board of directors, we are confident that the combined experience makes us uniquely situated to identify, source, negotiate and execute an initial business combination with a disruptive technology company.

Our management team is supported by Chardan’s team of investment banking professionals, which possesses extensive collective experience in corporate finance, mergers and acquisitions, equity and debt capital markets, strategic consulting and operations.

Chardan has an extensive track record in the SPAC market as an underwriter, sponsor, and advisor. Since 2004, Chardan has underwritten over 100 SPAC initial public offerings. Chardan has also been an advisor on over 25 SPAC business combination transactions, helping to close over $9 billion of deals. Chardan-advised SPACs have targeted a wide range of industries, including life sciences, healthcare services, technology hardware and software, FinTech, insurance, financial services, education, media and entertainment, industrials, materials, consumer staple, energy, hospitality, leisure, travel and dining sectors. Chardan has advised SPACs targeting both global and regional markets as well as those with more defined areas of focus in emerging and other geographic markets, including in North America. No SPAC that has either been sponsored or co-sponsored by Chardan, or for which Chardan has served as the lead underwriter, has liquidated to-date. In addition to its active advisory and underwriting business, Chardan’s principals have sponsored or co-sponsored 15 SPACs, eight of which have closed business combinations, three of which have announced business combinations, three of which are seeking a target, and one that is publicly filed.

Mr. Propper, our co-founder and chairman of our board of directors, was co-founder of Chardan and served as its chief executive officer and head of its investment bank from 2003 to 2015. He is a pioneer in the SPAC marketplace and has been an executive for seven SPACs, in addition to serving as a director or advisor to five SPACs. Since 2015, Mr. Propper has served as the chairman of Chardan’s board of directors and the co-founder and managing partner of ATW Partners, a growth-focused investment firm. Mr. Propper also sits on the board of 340 Basics, Credit Sesame, and PierianDx among other boards.

Mr. Grossman, our co-founder, Director, Chief Executive Officer, President, Secretary and Treasurer, leads Chardan’s capital markets team which as executed more than 400 transactions since inception. Mr. Grossman has nearly two decades of SPAC expertise. He has provided underwriting and business combination advisory services to more than 100 SPACs in a variety of industries. Mr. Grossman has been a member of the board of eight SPACs, of which on four he also has served as chief executive officer.

Mr. Weil, Chief Financial Officer and Director, has spent over two decades on Wall Street providing strategic advisory services to global companies, senior executives, boards of directors, and investors. He has advised on billions of dollars of transactions ranging from corporate divestitures and spin offs, innovative technology company acquisitions to larger, more complex mergers and acquisitions. Mr. Weil has participated or led a variety of transactions, and his extensive fintech and mergers and acquisitions expertise will help put us in a strong position to originate and structure profitable investments.

We have also assembled a group of independent directors who have a broad range of investment banking, management, leadership, operational and industry experience. Over the course of their careers, our directors have developed a broad international network of contacts and corporate relationships in the disruptive technology industry, and they have gained extensive experience with acquisitions, divestitures and corporate strategy and implementation. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Certain of our executive officers and directors also served as executive officers and directors of Chardan Healthcare Acquisition Corp., or Chardan Health SPAC 1, a blank check company that consummated its initial public offering in December 2018 and consummated its initial business combination with BiomX Ltd. (NYSE: PHGE) in October 2019.

Certain of our executive officers and directors also serve as executive officers and directors of Chardan Healthcare Acquisition 2 Corp., or Chardan Health SPAC 2, a blank check company that consummated its initial public offering in April 2020 and consummated its initial business combination with Renovacor, Inc. (NYSE: RCOR) in September 2021.

Certain of our executive officers and directors also serve as executive officers and directors of Ventoux CCM Acquisition Corp. (“Ventoux CCM”), a SPAC that consummated its initial public offering in December 2020 and entered into an agreement and plan of merger with E La Carte, Inc., d/b/a Presto, Inc., a Delaware corporation, in November 2021.

Our executive officer and director Jonas Grossman also serves as a director of CleanTech Acquisition Corp. (“CleanTech”), a SPAC that consummated its initial public offering in July 2021 and entered into an agreement and plan of merger with Nauticus Robotics, Inc., a Texas corporation, in December 2021.

Our executive officer and director Jonas Grossman also serves as a director of Monterey Bio Acquisition Corporation (“Monterey Bio”), a SPAC that has publicly filed its registration statement on Form S-1.

Certain of our executive officers and directors also serve as executive officers and directors of Chardan NexTech Acquisition Corp. (“Chardan NexTech 1”), a SPAC that has publicly filed its registration statement on Form S-1.

From time to time, Chardan acts as an underwriter for the initial public offering of SPACs and in addition to cash fees, Chardan receives equity in the form of private placement securities. Some of those SPACs may be competitive with our company as they look for targets in the same industries and geographies.

With respect to the foregoing descriptions, the past performance of Chardan and its affiliates and our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. Messrs. Propper, Grossman and Weil have had management and/or board experience with blank check companies, and Messrs. Thomson and Boyle have agreed to serve as directors of Chardan NexTech 1. None of our other officers or directors, the Sponsor, nor any of its respective officers, directors, employees, or affiliates, have had management experience with blank check companies or special purpose acquisition corporations in the past. You should not rely on their respective historical records or performance of Chardan, its affiliates, or our management team as indicative of our future performance. Our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities, including for our officers with respect to Ventoux CCM, CleanTech, Monterey Bio, and Chardan NexTech 1 collectively which we refer to as the Affiliated SPACs. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers who are also officers of any of the Affiliated SPACs will be required to present all suitable target businesses to the Affiliated SPACs prior to presenting them to us, unless such opportunity is expressly offered to such individual solely in his capacity as an officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent such individual is permitted to refer that opportunity to us without violating another legal obligation.

Business Strategy

Our management team’s objective is to generate attractive returns and create long-term value for our stockholders by applying a disciplined approach of identifying attractive business combination targets that we believe will benefit from becoming a publicly listed company and from the addition of strategic growth capital, management expertise and strategic insight. Our strategy is to identify and complete our initial business combination with a company in an industry that complements the experience and expertise of our management team, board of directors and advisors.

Our evaluation process leverages our co-founders’ and board’s network of industry, private equity Sponsor, and lending community relationships, as well as relationships with management teams of public and private companies, investment bankers, restructuring advisors, attorneys and accountants, which we believe will provide us with a number of business combination opportunities. We are deploying a pro-active, thematic sourcing strategy and are focusing on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform a target company and can help accelerate the target’s growth and performance.

Certain members of our management team, board and advisors have experience in:

•	all key activities of SPACs, Sponsoring, underwriting and mergers and acquisitions advisory;

•	operating companies, setting and changing strategies, and identifying, monitoring and recruiting world-class talent;

•	developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range and geographic footprint of a number of target businesses;

•	sourcing, structuring, acquiring and selling businesses;

•	accessing the capital markets, including financing businesses and helping companies transition to public ownership;

•	fostering relationships with sellers, capital providers and target management teams; and

•	executing transactions in multiple geographies and under varying economic and financial market conditions.

Members of our management team and board, as well as our advisers continue to communicate with their network of relationships to articulate our initial business combination criteria, including the parameters of our search for a target business, to support the disciplined process of pursuing and reviewing promising leads.

Investment Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating candidates for our initial business combination. We use these criteria and guidelines in evaluating business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

•	has a strong competitive industry position with demonstrated competitive advantages to maintain barriers to entry;

•	has a historic record of above average growth and strong free cash flow characteristics with high returns on capital;

•

has a strong, experienced management team which would benefit from our management’s network or expertise, such as additional management expertise, capital structure optimization, acquisition advice or operational changes to drive improved financial performance;

•	is positioned for continued organic growth and may grow through bolt-on acquisitions;

•	is a fundamentally sound company with a proven track record;

•	has an operating model that has adapted or has an executable strategy to be able to meet the changing consumer or business behaviors in a COVID-19 or post-COVID 19 environment;

•	will offer an attractive risk-adjusted return for our stockholders; and

•	can benefit from being a publicly traded company, are prepared to be a publicly traded company and can utilize access to broader capital markets.

Acquisition Strategy

Rigorous and comprehensive due diligence on prospective business targets is particularly important for disruptive technology companies, which we are targeting. In the process of identifying a potential business target, we have been conducting and expect to continue to conduct, as applicable, an extensive due diligence review process which may encompass, as appropriate and among other things, meetings with incumbent management teams and stakeholders, business plan reviews, interviews of customers and suppliers, inspection of facilities and a review of financial, operational, legal and other information made available to us about the target and its industry. We also utilize our management team’s operational and capital planning experience.

Our officers and directors are not prohibited from becoming either a director or officer of any other SPAC with a class of securities registered under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act.

Initial business combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we may obtain an opinion from an independent investment banking or accounting firm as to the fair market value of a target business. We have also agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the Sponsor. In addition, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We may, at our option, pursue a business combination opportunity jointly with Chardan or one or more entities affiliated with Chardan, which we refer to as an “Affiliated Joint Acquisition.” We do not expect that we would pursue any such opportunity with an Affiliated SPAC. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Chardan considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Annual Report on Form 10-K. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the forward purchase securities issued pursuant to the forward purchase contract. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance.

We have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. Additionally, we may contact the prospective target businesses that the Affiliated SPACs have considered, but are no longer pursuing, if we become aware that the valuations, operations, profits or prospects of such target business, or the benefits of any potential transaction with such target business, would be attractive to our Company. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete our initial business combination only if the post-transaction company in which our public stockholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction.

If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test, provided that in the event that the business combination involves more than one target business, the 80% test will be based on the aggregate value of all of the target businesses.

Effecting a business combination

General

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and sale of the private warrants, our shares of common stock, new debt, proceeds from the sale of additional securities, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares of our common stock or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our final prospectus, filed with the SEC on August 12, 2021 and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, other than Chardan pursuant to that certain business combination marketing agreement, dated as of August 10, 2021 (the “BCMA”), a copy of which is referenced as Exhibit 1.1 to this Annual Report on Form 10-K, we may engage other firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, if any, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with Chardan or its’ affiliates or the Sponsor, officers or directors, including an Affiliated Joint Acquisition. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with the Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that such an initial business combination is fair to our stockholders from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities, including Ventoux CCM, CleanTech, Monterey Bio and Chardan NexTech 1 Our officers and directors also may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary, contractual or other duties. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, including Ventoux CCM, CleanTech, Monterey Bio and Chardan NexTech 1 he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

We may, at our option, pursue an Affiliated Joint Acquisition. We do not expect that we would pursue any such opportunity with an Affiliated SPAC. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and the Sponsor considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the forward purchase securities issued pursuant to the forward purchase contract.

Selection of a Target Business and Structuring of a Business Combination

So long as we obtain and maintain a listing for our securities on Nasdaq, we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of mergers and acquisitions transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will be unable to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. We have also agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the Sponsor. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. Except for the fees payable pursuant to the BCMA, we will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to redeem any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that the public stockholders may tender any or all of their respective public shares rather than some pro rata portion of their respective shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC that will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

We may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) and the agreement for our initial business combination may require as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares or the initial business combination, and instead may search for an alternate business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of public shares redeemed or sold to us) and may force us to seek third-party financing that may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until August 13, 2022 (or November 13, 2022 or February 13, 2023, as applicable, if the time period is extended) to be able to receive a pro rata share of the trust account.

Our initial stockholders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction, we would need only 4,743,751, or 37.5%, of the 12,650,000 public shares sold in the Initial Public Offering (including those shares sold pursuant to the over-allotment option) to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved.

If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial stockholders or their affiliates could make purchases of our public shares in the open market or in private transactions to influence the vote. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of public shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or any their respective affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of public shares our initial stockholders, directors, officers, advisors or any of their respective affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

In the event our initial stockholders, directors, officers, advisors or any of their respective affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our public shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of public shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

The Sponsor, officers, directors, advisors and/or any of their respective affiliates anticipate that they may identify the public stockholders with whom the Sponsor, officers, directors, advisors or any of their respective affiliates may pursue privately negotiated purchases by either the public stockholders contacting us directly or by our receipt of redemption requests submitted by public stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that the Sponsor, officers, directors, advisors or any of their respective affiliates enter into a private purchase, they would identify and contact only potential selling public stockholders who have expressed their election to redeem their public shares for a pro rata share of the trust account or vote against our initial business combination, whether such public stockholder has already submitted a proxy with respect to our initial business combination. Such persons would select the public stockholders from whom to acquire shares based on the number of public shares available, the negotiated price per public share and such other factors as any such person may deem relevant at the time of purchase. The price per public share paid in any such transaction may be different than the amount per public share that a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The Sponsor, officers, directors, advisors or any of their respective affiliates will purchase public shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws

Any purchases by the Sponsor, officers, directors and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. The Sponsor, officers, directors, advisors and any of their respective affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption/Tender Rights

At any meeting called to approve an initial business combination, public stockholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to redeem any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we hold a meeting to approve an initial business combination, a public stockholder will always have the ability to vote against a proposed business combination and not seek redemption of his shares.

Alternatively, if we engage in a tender offer, public stockholders will be provided the opportunity to sell their respective public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time that we would need to provide public stockholders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

We may also require public stockholders, whether they are a record holder or hold their public shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their public shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the public stockholder’s option, at any time at or prior to the vote on the business combination. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, public stockholders would have from the time our proxy statement is mailed through the vote on the business combination to deliver their respective shares if they wish to exercise their redemption rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise redemption rights. As a result, if we require public stockholders, who wish to redeem their public shares into the right to receive a pro rata portion of the funds in the trust account, to comply with the foregoing delivery requirements, public stockholders may not have sufficient time to receive the notice and deliver their shares for redemption. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our public shares when they otherwise would not want to. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares.

There is a nominal cost associated with this tendering process and the act of certificating the public shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether to pass this cost on to the redeeming public stockholder. However, this fee would be incurred regardless of whether we require public stockholders seeking to exercise redemption rights to deliver their public shares. The need to deliver public shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights to deliver their public shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to redeem or tender such public shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if holders of public shares delivered their certificates in connection with an election of their redemption or tender and subsequently they decide prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such redemption rights or tender, they may simply request that the transfer agent return their respective certificates (physically or electronically).

Our amended and restated certificate of incorporation provides that we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any public shares, and all public shares submitted for redemption will be returned to the holders thereof.

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such public stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the public shares sold in the Initial Public Offering (“Excess Shares”). Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of our commons stock, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their public shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s public shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the public shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of public stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our public stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption or tender rights would not be entitled to redeem their public shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by August 13, 2022 (or applicable later date, as described below), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. If we anticipate that we may not be able to consummate our initial business combination by August 13, 2022, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination up to two times by an additional three months each time (i.e., until November 13, 2022 for a total of 15 months or until February 13, 2023, for a total of 18 months to complete a business combination); provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement we entered into with Continental Stock Transfer & Trust Company, dated August 10, 2021 and referenced as Exhibit 10.2 to this Annual Report on Form 10-K, the only way to extend the time available for us to consummate our initial business combination is for our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the trust account $1,265,000 ($0.10 per share) if such deadline is extended once, or an aggregate of $2,530,000 ($0.10 per share) if such deadline is extended twice, on or prior to the date of the applicable deadline. Public stockholders will not be offered the opportunity to vote on or redeem their public shares in connection with any such extension. In the event that our insiders elect to extend the time to complete a business combination and deposit the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit, which will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public stockholders. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the allotted time period.

The Sponsor, our officers, and our directors have entered into a letter agreement with us, dated as of August 10, 2021 (the “Letter Agreement”), and referenced as Exhibit 10.1 to this Annual Report on Form 10-K, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by August 13, 2022 (or November 13, 2022 or February 13, 2023, as applicable, if the time period is extended). However, if the Sponsor, our officers or our directors acquired public shares during or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

The Sponsor, our officers, and our directors have agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 13, 2022 (or November 13, 2022 or February 13, 2023, as applicable, if the time period is extended) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible after August 13, 2022 (or November 13, 2022 or February 13, 2023, as applicable, if the time period is extended), but not more than five business days thereafter, and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The underwriters in the Initial Public Offering executed such a waiver agreement.

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third-party consultant who cannot sign such an agreement due to regulatory restrictions, such as our independent public registered accounting firm, who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our insiders have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.15 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Our board of directors has evaluated our insiders’ financial net worth and believes they will be able to satisfy any indemnification obligations that may arise. However, our insiders may not be able to satisfy their indemnification obligations, as we have not required our insiders to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Moreover, our insiders will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.15 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, (subject to our obligations under Delaware law to provide for claims of creditors as described below).

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than five business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their shares of common stock. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the public stockholders seek to have us redeem their respective public shares of common stock upon a business combination, which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share redemption or redemption amount received by public stockholders may be less than $10.15.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Complete Our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination by August 13, 2022  (or November 13, 2022 or February 13, 2023, as applicable, if the time period is extended).

	Redemption in connection with our initial business combination	Other permitted purchases of public shares by us or our affiliates	Redemptions if we fail to complete an initial business combination
Calculation of redemption price

Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination (which was initially $10.15 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares, subject to the limitation that we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed initial business combination.

If we seek stockholder approval of our initial business combination, the Sponsor, our directors, our officers, our advisors or their respective affiliates may purchase public shares in privately negotiated transactions or in the open market prior to or following completion of our initial business combination. There is no limit to the prices that the Sponsor, our directors, our officers, our advisors or their respective affiliates may pay in these transactions.

If we are unable to complete our initial business combination by August 13, 2022 (or November 13, 2022 or February 13, 2023, as applicable, if the time period is extended), we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which was initially $10.15 per public share) including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

	Redemption in connection with our initial business combination	Other permitted purchases of public shares by us or our affiliates	Redemptions if we fail to complete an initial business combination
Impact to remaining stockholders

The redemptions in connection with our initial business combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the fee payable to Chardan pursuant to the BCMA and interest withdrawn to pay taxes (to the extent not paid from amounts accrued as interest on the funds held in the trust account).

If the permitted purchases described above are made, there would be no impact to our remaining stockholders because the purchase price would not be paid by us.

The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial stockholders, who will be our only remaining stockholders after such redemptions.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than our Company. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process in which we are. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

Our units, shares of common stock, and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public accountants. You can read our SEC filings over the internet at the SEC’s website at www.sec.gov.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. The financial information included in the tender offer materials or proxy solicitation materials may be required to be prepared in accordance with U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

The following is a summary of the more significant risks facing our Company:

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

•

Your only opportunity to affect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

•

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for you.

•

You may not be afforded an opportunity to vote on our initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•

Your ability to redeem your shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

Risks Relating to our Securities

•

If the net proceeds of the Initial Public Offering and the sale of private placement warrants not being held in the trust account are insufficient to allow us to operate until August 13, 2022 (or until November 13, 2022 or February 13, 2023, as applicable, if the time period is extended), we may be unable to complete our initial business combination, in which case you may only receive $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•

Our initial stockholders hold a substantial interest in us. As a result, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Risks Relating to our Management Team, our Sponsor, and their Respective Affiliates

•	The past performance of Chardan, its affiliates and members of our management team may not be indicative of future performance of an investment in the Company.
•	We are dependent upon our officers and directors, and their departure could adversely affect our ability to operate.
•

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

General Risk Factors

•	We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

•

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

Risks Associated with Acquiring and Operating a Business Outside of the United States

•

Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments may occur in a country in which we may operate after we effect our initial business combination.

•	Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience.
•	If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

RISKS RELATING TO OUR SEARCH FOR, CONSUMMATION OF, OR INABILITY TO CONSUMMATE, A BUSINESS COMBINATION AND POST-BUSINESS COMBINATION RISKS.

You may not be afforded an opportunity to vote on our initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow you to sell your shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete. Please see the section of this Annual Report on Form 10-K entitled “Business—Effecting a Business Combination—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed (and their permitted transferees, if any, would be required to agree) to vote their founder shares and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 4,743,751, or 37.5%, of the 12,650,000 public shares sold in the Initial Public Offering (including public shares sold pursuant to the over-allotment option) to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders and their permitted transferees owned shares representing 20% of our outstanding shares of common stock immediately following the completion of the Initial Public Offering. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

Since our board of directors may complete an initial business combination without seeking stockholder approval, you may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to you in which we describe our initial business combination.

Your ability to redeem your public shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires, as a closing condition, that we have a minimum net worth or a certain amount of cash. Of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, only approximately $1,327,000 was available to us initially outside the trust account to fund our working capital requirements and as of March 18, 2022, approximately $647,178 remained available to us outside of the trust account. If too many public stockholders exercise their redemption rights, we would not be able to meet such a minimum net worth or a certain amount of cash closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us. The ability of a large number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many public stockholders may exercise their redemption rights, and, therefore, we will need to structure the transaction based on our expectations as to the number of public shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of public shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account with respect to your public shares until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your public shares in the open market; however, at such time our public shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your public shares on the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for you.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by August 13, 2022 (or by November 13, 2022 or February 13, 2023, as applicable, if the time period is extended). Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may be unable to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case you may only receive $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our initial business combination by August 13, 2022 (or by November 13, 2022 or February 13, 2023, as applicable, if the time period is extended). In addition, if we anticipate that we may not be able to consummate our initial business combination by August 13, 2022, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination until February 13, 2023, as described in more detail in this Annual Report on Form 10-K. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the conflict between Ukraine and Russia continues to grow and, while the extent of the impact of the conflict on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the continued outbreak of COVID-19 may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination by August 13, 2022 (or by November 13, 2022 or February 13, 2023, as applicable, if the time period is extended), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish your rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case, you may only receive $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by you may be less than $10.15 per share” and other risk factors below.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic, the status of debt and equity markets, protectionist legislation in our target markets, conflict and other matters impacting market volatility.

In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a partner business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19, increased market volatility, decreased market liquidity, adverse trends in employment levels, prolonged inflation, geopolitical instability or conflicts (including the recent outbreak of hostilities between Russia and Ukraine), trade disruptions, economic or other sanctions, or a sustained capital market correction, among other events, and third-party financing being unavailable on terms acceptable to us or at all.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the occurrence of a natural disaster.

Our business could be adversely affected by severe weather conditions and natural disasters. Any of such occurrences could cause severe disruption to our daily operations, and may even require a temporary closure of our operations across one or more markets. Such closures may disrupt our business operations and adversely affect our business, financial condition and results of operations. Our operations could also be disrupted if our third-party service providers, business partners or acquisition targets were affected by such natural disasters. If the disruptions posed by such events continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase public shares or public warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our common stock or warrants.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our public shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their public shares. The price per public share paid in any such transaction may be different than the amount per public share you would receive if it elected to redeem your public shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the registered holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases are required to be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our public shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If you fail to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fail to comply with the procedures for tendering your public shares, such public shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if you fail to receive our tender offer or proxy materials, as applicable, you may not become aware of the opportunity to redeem your public shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with to validly tender or redeem public shares. For example, we may require you, if you are seeking to exercise your redemption rights, whether you are record holders or hold your public shares in “street name,” to either tender your certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to you, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver your public shares to the transfer agent electronically. In the event that you fail to comply with these or any other procedures, your public shares may not be redeemed. See the section of this Annual Report on Form 10-K entitled “Business –Redemption/Tender Rights” for more information.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

You will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those public shares that such you properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 13, 2022 (or by November 13, 2022 or February 13, 2023, as applicable, if the time period is extended)  or (B) with respect to any other provision relating to your rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by August 13, 2022 (or by November 13, 2022 or February 13, 2023, as applicable, if the time period is extended), subject to applicable law and as further described herein. In no other circumstances will you have any right or interest of any kind in the trust account. Registered holders will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or public warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the Initial Public Offering and the sale of the private warrants and filed a Current Report on Form 8-K filed with the SEC on August 19, 2021, which included an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, we would be prohibited from the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, you may receive only approximately $10.15 per public share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire, including affiliates of our Sponsor. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the public shares that you redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This obligation may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, you may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, you may receive less than $10.15 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by you may be less than $10.15 per share” and other risk factors below.

If the net proceeds of the Initial Public Offering, the sale of the private warrants not being held in the trust account are insufficient to allow us to operate until at least August 13, 2022 (or until November 13, 2022 or February 13, 2023, as applicable, if the time period is extended), we may be unable to complete our initial business combination, in which case you may only receive $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Of the net proceeds of the Initial Public Offering and the sale of private placement warrants, only approximately $1,327,000 was available to us initially outside the trust account to fund our working capital requirements, and as of March 18, 2022, only $647,178 remained available. We cannot assure you that the remaining funds available to us outside of the trust account will be sufficient to allow us to operate until August 13, 2022 (or by November 13, 2022 or February 13, 2023, as applicable, if the time period is extended), assuming that our initial business combination is not completed during that time. Of the funds available to us, we have used a portion of the funds previously available to us to pay fees to consultants to assist us with our search for a target business and may continue to do so with respect to the remaining funds. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance additional funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination

If we are unable to complete our initial business combination, you may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, you may receive less than $10.15 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by you may be less than $10.15 per share” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any security holders who choose to remain security holders following the initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by you may be less than $10.15 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for your benefit, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the Initial Public Offering, did not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by you could be less than the $10.15 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the Letter Agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to you.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.15 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to you may be reduced below $10.15 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage you from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and you. Furthermore, your investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to you, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to you, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by you could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by you. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying you from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to you, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over your claims and the per-share amount that would otherwise be received by you in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to you, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our estate and subject to the claims of third parties with priority over your claims. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by you in connection with our liquidation may be reduced.

You may be held liable for claims by third parties against us to the extent of distributions received by you upon redemption of your public shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to you upon the redemption of our public shares in the event we do not complete our initial business combination by August 13, 2022 (or by November 13, 2022 or February 13, 2023, as applicable, if the time period is extended) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following August 13, 2022 (or by November 13, 2022 or February 13, 2023, as applicable, if the time period is extended) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, you could potentially be liable for any claims to the extent of distributions received by you (but no more) and your liability may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to you upon the redemption of our public shares in the event we do not complete our initial business combination by August 13, 2022 (or by November 13, 2022 or February 13, 2023, as applicable, if the time period is extended) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for you to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if you want us to hold an annual meeting prior to the consummation of our initial business combination, you may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete an initial business combination with an operating company in any industry or sector, though we intend to focus on the financial services, healthcare, real estate services, technology and software industries, except that we are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any security holders who choose to remain security holders following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination in sectors that may be outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any security holders who choose to remain security holders following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, you may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, you may receive less than $10.15 per share on the redemption of your shares. See “ - If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by you may be less than $10.15 per share” and other risk factors herein.

We may seek business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are unable to achieve our desired operational improvements, or the improvements take longer to implement that anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to you from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, such as an Affiliated Joint Acquisition, or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that the price we are paying is fair to you from a financial point of view. If no opinion is obtained, you will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Because we must furnish you with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board, (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies, because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold; however, we may only redeem our public shares so long as our net tangible assets are at least $5,000,001, either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their public shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their public shares to our Sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any public shares, all public shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

To effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that you may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of a majority of our common stock, and amending our warrant agreement will require the written consent of the registered holders of a majority of the then outstanding public warrants. In addition, our amended and restated certificate of incorporation requires us to provide you with the opportunity to redeem your public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 13, 2022 (or by November 13, 2022 or February 13, 2023, as applicable, if the time period is extended) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered in the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of majority of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination in ways that you may not support.

Our amended and restated certificate of incorporation provides that any of its provisions may be amended if approved by holders of majority of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of majority of our common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote with common stockholders on matters related to our pre-initial business combination activity, on any amendment to certain provisions of our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who collectively beneficially own 20% of our common stock (assuming they did not purchase any securities during or after the Initial Public Offering), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation that govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. You may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 13, 2022 (or by November 13, 2022 or February 13, 2023, as applicable, if the time period is extended) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide you with the opportunity to redeem your public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in the Letter Agreement. You are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, you would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the private warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of public shares from public stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase public shares in connection with our initial business combination. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, you may only receive approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by you may be less than $10.15 per share,” under certain circumstances you may receive less than $10.15 per share upon the liquidation of the trust account.

Our initial stockholders hold a substantial interest in us. As a result, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares of common stock representing 20% of our issued and outstanding shares of common stock (excluding the shares of common stock underlying the private warrants). Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, as a result of their substantial ownership in our Company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any public shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a portion of the board of directors will be considered for election. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, you may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, you may receive only approximately $10.15 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, you may receive less than $10.15 per public share on the redemption of your public shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by you may be less than $10.15 per share” and other risk factors below.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our initial business combination, only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of your investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any security holders who choose to remain security holders following the initial business combination could suffer a reduction in the value of their securities. Such securities are unlikely to have a remedy for such reduction in value.

Unlike other blank check companies, we may extend the time to complete a business combination by up to six months without a stockholder vote or your ability to redeem your shares.

We will have until August 13, 2022 to consummate an initial business combination. However, unlike other similarly structured blank check companies, if we anticipate that we may not be able to consummate our initial business combination by August 13, 2022, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination up to two times by an additional three months each time (or by November 13, 2022 or February 13, 2023, as applicable, if the time period is extended); provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement, the only way to extend the time available for us to consummate our initial business combination is for our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the trust account $1,265,000 ($0.10 per share, or an aggregate of $2,530,000 if the time period is extended twice), on or prior to the date of the applicable deadline. You will not be offered the opportunity to vote on or redeem your shares in connection with any such extension.

As the number of SPACs increase, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combinations, as well as many additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions (including the recent outbreak of hostilities between Russia and Ukraine), or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Fewer insurance companies are offering quotes for directors and officers liability coverage for SPACs, the premiums charged for such policies have generally increased, and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This exercise could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of your investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption of our public shares from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private warrants, which will cause us to be solely dependent on a single business, which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the Initial Public Offering and the sale of the private warrants, $128,397,500 will be available to complete our initial business combination and pay related fees and expenses.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately-held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.15 per share or at a price which approximates the per-share amounts in our trust account at such time, which we expect to be approximately $10.15. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

RISKS RELATING TO CHARDAN, OUR SPONSOR AND MANAGEMENT TEAM

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our officers and directors, and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Since our Sponsor, Warrant Holdings, our officers and our directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On July 23, 2020, our Sponsor purchased 1,000,000 shares of common stock for an aggregate purchase price of $25,000. On March 4, 2021, we effected a 2.875-for-1 stock split, resulting in 2,875,000 shares of common stock being held by our Sponsor. On August 10, 2021, we effectuated a 1.1-for-1 stock split, resulting in an aggregate of 3,162,500 founder shares outstanding. The number of founder shares issued was determined based on the expectation that the founder shares would represent approximately 20% of the outstanding shares after the Initial Public Offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, Warrant Holdings, an affiliate of our Sponsor, purchased 4,627,858 warrants at a price of approximately $0.93 per warrant ($4,299,500 in the aggregate) that will also be worthless if we do not consummate our initial business combination. Holders of our founder shares and private warrants have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or our officers or directors, but any such loans may not be repaid if we do not consummate our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses, and our Sponsor will not be eligible to be repaid for loans that our Sponsor has provided to us, if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Reimbursement for such expenses will be paid by us out of loans by our Sponsor and interest earned on the trust account. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. The financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not current have, and do not intend to have, any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, our officers and non-independent directors are employed by Chardan and/or certain of its affiliates and our other directors are employees of other companies. Our directors and officers also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

All of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity or other transaction should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, including an Affiliated SPAC. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers who are also officers of any Affiliated SPAC will be required to present all suitable target businesses to an Affiliated SPAC prior to presenting them to us, unless such opportunity is expressly offered to such individual solely in his capacity as an officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent such individual is permitted to refer that opportunity to us without violating another legal obligation.

We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our officers and directors may become officers or directors of any other SPAC with a class of securities registered under the Exchange Act, even if we have not yet entered into a definitive agreement regarding our initial business combination. As a result, our officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities, including an Affiliated SPAC. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary, contractual or other duties.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, including an Affiliated SPAC, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating any other legal obligation.

For more information, please see the section of this Annual Report on Form 10-K entitled “Certain Relationships and Related Party Transactions and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We may enter into an initial business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business jointly with Chardan or one or more entities affiliated with Chardan (such joint acquisition, an “Affiliated Joint Acquisition”). We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, Chardan, its respective affiliates, our directors and our officers have invested, and may in the future invest, in a broad array of sectors, including those in which our Company may invest, and are also focused on acquisitions and investments in industries in which we may search for a target business. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, our officers, our directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, our officers, and our directors with other businesses, we may decide to acquire one or more businesses affiliated or competitive with our Sponsor, officers or directors or their respective affiliates. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in this the section of this Annual Report on Form 10-K entitled “Business-Investment Criteria” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions regarding the fairness to you from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to you as they would be absent any conflicts of interest. To satisfy applicable regulatory or other legal requirements applicable to an Affiliated Joint Acquisition, our initial business combination may be effected on less favorable terms than otherwise would apply if the initial business combination were not an Affiliated Joint Acquisition.

We may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Chardan. This may result in conflicts of interest as well as dilutive issuances of our securities.

We may, at our option, pursue an Affiliated Joint Acquisition. We do not expect that we would pursue any such opportunity with an Affiliated SPAC. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Chardan considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may compete with other affiliates of Chardan for acquisition opportunities for our Company, which could negatively impact our ability to locate a suitable business combination.

Our business strategy may overlap with some of the strategies of Chardan and certain of its other affiliates. In order to minimize potential conflicts of interest, which may arise from multiple affiliations, our officers will be required to present all suitable target businesses to an Affiliated SPAC prior to presenting them to us, unless such opportunity is expressly offered to such individual solely in his capacity as an officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent such individual is permitted to refer that opportunity to us without violating another legal obligation. In addition, Chardan and its affiliates specialize in financial services and real estate services and finance for institutional customers operating in the global financial and commercial real estate markets. Acquisition opportunities that may be of interest to us may come to those other affiliates instead of us or may be pursued by those affiliates. Our affiliates are not restricted from competing with our Company and none of our affiliates are required to refer any such opportunities to us. Our Sponsor and its affiliates face conflicts of interest relating to performing services on our behalf and allocating investment opportunities to us, and such conflicts may not be resolved in our favor, meaning we could find less suitable acquisition opportunities which could limit our ability to find a business combination that we find attractive.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which you own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, you, prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, you immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the target company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

RISKS RELATING TO OUR SECURITIES

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by you may be less than $10.15 per share.

The net proceeds of the Initial Public Offering and certain proceeds from the sale of the private placement warrants are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. While short-term U.S. treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, you are entitled to receive the pro-rata share of the proceeds then held in the trust account, plus any interest income (less up to $100,000 of interest to pay dissolution expenses). If the balance of the trust account is reduced below $128,397,500 as a result of negative interest rates, the amount of funds in the trust account available for distribution to you may be reduced below $10.15 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

• restrictions on the nature of our investments; and

• restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

• registration as an investment company;

• adoption of a specific form of corporate structure; and

• reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

The trust account is a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 13, 2022 (or by November 13, 2022 or February 13, 2023, as applicable, if the time period is extended) or (B) with respect to any other provision relating to your rights or pre-initial business combination activity; or (iii) absent an initial business combination by August 13, 2022 (or by November 13, 2022 or February 13, 2023, as applicable, if the time period is extended), our return of the funds held in the trust account to you as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, you may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to redeem all such shares in excess of 15% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that you, together with any affiliate or any other person with whom you are acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering (the “Excess Shares”), without our prior consent. However, we would not be restricting your ability to vote all of your shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold the Excess Shares and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock, warrants and units are listed on Nasdaq. Although we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, upon consummation of our initial business combination, we cannot assure you that our securities will be, or will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $5,000,000) and a minimum number of holders of our securities (generally 300 public holders, with at least 50% of such round lot holders holding securities with a market value of at least $2,500). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million, and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are unable to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•     a limited availability of market quotations for our securities;

•     reduced liquidity for our securities;

•     a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•     a limited amount of news and analyst coverage; and

•     a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock, and warrants are listed on Nasdaq, our units, common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we cease to be listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute your interest and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the Initial Public Offering, there were 34,187,500 authorized but unissued shares of common stock, which amount takes into account the shares of common stock reserved for issuance upon exercise of outstanding warrants. Immediately after the Initial Public Offering, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after the completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity, on any amendment to certain provisions of our amended and restated certificate of incorporation or on our initial business combination). However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 13, 2022 (or by November 13, 2022 or February 13, 2023, as applicable, if the time period is extended) or (B) with respect to any other provision relating to your rights or pre-initial business combination activity, unless we provide you with the opportunity to redeem your shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors who purchased our securities in the Initial Public Offering;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

We registered the offer and sale of the shares of common stock issuable upon the exercise of the warrants under the Securities Act, however we cannot assure you that such registration will be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

Under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the offer and sale of the shares of common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If we do not maintain in effect a registration statement covering the offer and sale of the issuance of shares of common stock upon exercise of the warrants, we will be required to permit registered holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to registered holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising registered holder, or an exemption from registration or qualification is available.

Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require registered holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, registered holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units.

If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the Initial Public Offering. However, there may be instances in which registered holders of our public warrants may be unable to exercise such public warrants but registered holders of our private warrants may be able to exercise such private warrants.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, registered holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our common stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require registered holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the public warrants for redemption, our management will have the option to require all registered holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the volume weighted average last reported sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the registered holders of warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

Since our Sponsor paid only approximately $0.0079 per share for the founder shares, certain of our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

In July 2020, we issued 1,000,000 founder shares to our Sponsor in exchange for a capital contribution of $25,000. In March and August 2021, we effected a 2.875-for-1 stock split and a 1.1-for-1 stock split respectively, resulting in 3,162,500 founder shares outstanding upon completion of the stock split in August 2021, resulting in a purchase price of approximately $0.0079 per share. Certain of our officers and directors have a significant economic interest in our Sponsor. As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we complete a business combination with a target business that subsequently declines in value and is unprofitable for public investors.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

Our Sponsor and its affiliates will have invested in us an aggregate of $4,077,000, comprised of the $25,000 purchase price for the founder shares and the $4,052,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 3,162,500 founder shares would have an aggregate implied value of $31,625,000. Even if the trading price of our common stock was as low as $1.28 per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our Sponsor, may have an economic incentive that differs from your economic incentive to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to you, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

Our private placement warrants are accounted for as a warrant liability and will be recorded at fair value upon issuance with any changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

We have 4,627,858 private placement warrants outstanding and we account for these private placement warrants as a warrant liability, which means that we record them at fair value upon issuance with any changes in fair value each period reported in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We may amend the terms of the warrants in a manner that may be adverse to registered holders of public warrants with the approval by the registered holders of a majority of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be redeemed for cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the registered holders of a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to you, if registered holders of a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of a majority of the then outstanding public warrants is unlimited, examples of such amendments could be, among other things, an increase the exercise price of the warrants, a conversion of the warrants into cash or stock (at a ratio different than initially provided), a shortened exercise period or a decrease in the number of shares of our common stock purchasable upon exercise of a warrant.

Our initial stockholders may purchase public warrants with the intent of reducing the number of public warrants outstanding or to vote such warrants on any matters submitted to registered holders for approval, including amending the terms of the public warrants in a manner adverse to the interests of the registered holders of public warrants. While our initial stockholders have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for such transactions, there is no limit on the number of our public warrants that our initial stockholders may purchase and it is not currently known how many public warrants, if any, our initial stockholders may hold at the time of our initial business combination or at any other time during which the terms of the public warrants may be proposed to be amended.

Our warrant agreement designates the courts of the State of New York located in the in the Borough of Manhattan or the United States District Court for the Southern District of New York as the exclusive forums for certain types of actions and proceedings that may be initiated by registered holders of our warrants, which could limit the ability of registered holders of our warrants to obtain a favorable judicial forum for disputes with our Company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York located in the Borough of Manhattan or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York, in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, or an enforcement action, and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrantholder’s counsel in such action as agent for such warrantholder.

The choice-of-forum provision in our warrant agreement may (1) result in increased costs for investors to bring a claim or (2) limit a warrantholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors. We note that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $16.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 10 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the Initial Public Offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us so long as they are held by our Warrant Holdings or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 9,487,500 shares of our common stock as part of the units offered in the Initial Public Offering, and we issued, in the sale of private placement warrants, an aggregate of 4,627,858 warrants at a price of approximately $0.93 per warrant ($4,299,500 in the aggregate), with each warrant exercisable for one share of common stock at an exercise price of $11.50. Our initial stockholders currently own an aggregate of 3,162,500 founder shares.

To the extent we issue shares of common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants and redemption rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The private warrants are identical to the public warrants except that, so long as they are held by Warrant Holdings or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of the private warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Warrant Holdings until 30 days after the completion of our initial business combination, (iii) they may be exercised by the registered holders on a cashless basis, (iv) will be entitled to registration rights and (v) for so long as they are held by our Warrant Holdings, will not be exercisable more than five years from August 13, 2021 in accordance with FINRA Rule 5110(g).

Because each unit contains three-quarters of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains three-quarters of one redeemable public warrant. No fractional warrants will be issued upon separation of the units and only whole public warrants will trade. Accordingly, unless you purchase a multiple of four units, the number of public warrants issuable to you upon separation of the units will be rounded down to the nearest whole number of public warrants. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way to reduce the dilutive effect of the public warrants upon completion of an initial business combination since the public warrants will be exercisable in the aggregate for three-quarters of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

•

we issue additional shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination (excluding any securities to be issued in connection with any forward purchase agreement that we may enter into with our Sponsor or its affiliates) at an issue price or effective issue price of less than $9.20 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by our board of directors, and in the case of any such issuance to the Sponsor, initial stockholders or their affiliates, without taking into account any founder shares held by them prior to such issuance) (the “Newly Issued Price”);

•

the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions); and

•

the volume weighted average trading price of our shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), then the exercise price of each warrant will be adjusted such that the effective exercise price per full share will be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $16.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 160% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to the Registration Rights Agreement dated as of August 10, 2021, by and between the Company, the Sponsor, Warrant Holdings, and the other parties thereto, referenced as Exhibit 10.4 to this Annual Report on Form 10-K (the “Registration Rights Agreement”), the holders of the founder shares and private warrants (and any shares of common stock issuable upon the exercise of the private warrants) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private warrants (and underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders, Warrant Holdings, or their respective permitted transferees are registered.

The determination of the offering price of our units and the size of the Initial Public Offering was more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflected the value of such units than you would have in a typical offering of an operating company.

Prior to the Initial Public Offering, there was no public market for any of our securities. The Initial Public Offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the Initial Public Offering, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the Initial Public Offering, prices and terms of the units, including the public shares and warrants underlying the units, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;
•	prior offerings of those companies;
•	our prospects for acquiring an operating business;
•	a review of debt to equity ratios in leveraged transactions;
•	our capital structure;
•	an assessment of our management and their experience in identifying operating companies;
•	general conditions of the securities markets at the time of the Initial Public Offering; and
•	other factors as were deemed relevant.

Although these factors were considered, the determination of our Initial Public Offering price was more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

If our securities do not sustain an active trading market, it would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic or the recent breakout of hostilities between Russia and Ukraine. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that you may consider to be in your best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of shares of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” In our amended and restated certificate of incorporation, we elect not to be subject to Section 203 of the DGCL. Nevertheless, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it will provide that affiliates of our Sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These provisions may limit the ability of third parties to acquire control of our Company.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, subject to certain exceptions, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent to us or you, (c) any action asserting a claim arising pursuant to any provision of the DGCL, the amended and restated certificate of incorporation or bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over such action or proceeding, then another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then the United States District Court for the District of Delaware).

Although we believe this forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although you will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Further, if any action, the subject matter of which is within the scope of the forum provisions of our amended and restated certificate of incorporation, is filed in a court other than a court of the State of Delaware (a “foreign action”), you shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in such court to enforce the forum provisions (an “enforcement action”), and (ii) having service of process made upon you in any such enforcement action by service upon your counsel in the foreign action as agent for you. In addition, our amended and restated certificate of incorporation states that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

However, our amended and restated certificate of incorporation does not purport to require suits brought to enforce a duty or liability created by the Exchange Act to be brought in the Court of Chancery of the State of Delaware or another court of the State of Delaware. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

GENERAL RISK FACTORS

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating results. All activity since June 23, 2020, relates to our formation, Initial Public Offering, and our search for a target company for a business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by Chardan, its affiliates and members of our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, Chardan, its affiliates, and members of our management team is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of Chardan, its affiliates and members of our management team is not a guarantee either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record or performance of Chardan, its affiliates and members of our management team as indicative of the future performance of us or an investment in the Company or the returns the Company will, or is likely to, generate going forward. An investment in us is not an investment in Chardan or any of its affiliates.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we be insufficiently protected against such occurrences. We may have insufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

There are risks related to the software and technology industries to which we may be subject.

Business combinations with companies with operations in the software and technology industries entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the software and technology industries, we will be subject to, and possibly adversely affected by, the following risks, including but not limited to:

• if we do not develop successful new products or improve existing ones, our business will suffer;

• we may invest in new lines of business that could fail to attract or retain users or generate revenue;

• we will face significant competition and if we are unable to maintain or improve our market share, our business could suffer;

• disruption or failure of our networks, systems, platform or technology that frustrate or thwart our users’ ability to access our products and services, may cause our users, advertisers, and partners to cut back on or stop using our products and services altogether, which could seriously harm our business;

• mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

• if we are unable to successfully grow our user base and further monetize our products, our business will suffer;

• if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

• we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business; and

• components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the software and technology industries. Accordingly, if we acquire a target business in another industry, these risks are unlikely to affect us and we will be subject to other risks attendant with the specific industry in which we operate or in which the target business we acquire operates, none of which can be presently ascertained.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, you may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the prior year’s second quarter, in which case we would no longer be an emerging growth company as of the following fiscal year end. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise could be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This election may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments as a result of the change in classification of all of our redeemable shares of common stock as temporary equity. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the change in accounting classification of all of our shares of common stock as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

RISKS ASSOCIATED WITH ACQUIRING AND OPERATING A BUSINESS OUTSIDE OF THE UNITED STATES

We may effect our initial business combination with a company located outside of the United States.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

• rules and regulations or currency redemption or corporate withholding taxes on individuals;

• laws governing the manner in which future business combinations may be effected;

• exchange listing and/or delisting requirements;

• tariffs and trade barriers;

• regulations related to customs and import/export matters;

• longer payment cycles;

• tax issues, such as tax law changes and variations in tax laws as compared to the United States;

• currency fluctuations and exchange controls;

• rates of inflation;

• challenges in collecting accounts receivable;

• cultural and language differences;

• employment regulations;

• crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

• deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

There are costs and difficulties inherent in managing cross-border business operations.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments may occur in a country in which we may operate after we effect our initial business combination.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, conflict (including the recent outbreak of hostilities between Russia and Ukraine), and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition. Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports or sanctions against a foreign country (such as those imposed various countries on Russia in response to its invasion of Ukraine). Such import quotas or sanctions may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws.

Following our initial business combination, our management may resign from their positions as officers or directors of the Company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This exercise could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere.

Foreign law could govern our material agreements. The target business we seek to acquire may be unable to either enforce any of its material agreements or seek remedies outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in certain foreign countries may be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation, any such jurisdictions may not favor outsiders or could be corrupt. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently maintain our executive offices at 17 State Street, 21st Floor, New York, NY 10004. The cost for our use of this space is included in the $10,000 per month fee we pay to the Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, public shares and public warrants each trade on the Nasdaq Capital Market under the symbols “CNTQU,” “CNTQ,” and “CNTQW,” respectively. Our units began trading on August 11, 2021, and our shares of common stock and warrants began separate public trading on August 24, 2021.

Holders

As of December 31, 2021, there was one holder of record of our units, eight holders of record of our separately traded public shares, and two holders of record of our separately traded public warrants.  The number of record holders does not include beneficial owners of our units, public shares, or public warrants, as such securities are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and subject to Delaware law. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Sales of Securities

On July 23, 2020, the Sponsor purchased 1,000,000 founder shares for an aggregate purchase price of $25,000. On March 4, 2021, the Company effected a 2.875-for-1 stock split, resulting in 2,875,000 founder shares being held by the Sponsor. In May and June 2021, the Sponsor transferred 20,000 founder shares to each of Messrs. Biele, Boyle, Hardamon, Thakrar and Thomson and Ms. Jardins. On August 10, 2021, we effectuated a 1.1-for-1 stock split, resulting in an aggregate of 3,162,500 founder shares outstanding. The sale and transfers of the founder shares was conducted in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On August 10, 2021, the registration statement (File No. 333-254010) relating to the Initial Public Offering of the Company, was declared effective by the SEC, and the Company subsequently filed, on August 11, 2021, a registration statement on Form S-1 (File No. 333-258699) pursuant to Rule 462(b) under the Securities Act to cover the registration of additional units relating to the Initial Public Offering of the Company, which was effective immediately upon filing. On August 13, 2021, the Company consummated the Initial Public Offering of 11,000,000 units.  The 11,000,000 units sold on August 13, 2021, were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $110,000,000.  The Company granted the underwriters a 45-day option to purchase up to 1,650,000 additional units to cover over-allotments, if any.

On August 13, 2021, in connection with the consummation of the Initial Public Offering, the Company completed the Private Placement of 4,361,456 private warrants to Warrant Holdings, at a purchase price of $0.93 per private warrant, generating gross proceeds to the Company of $4,052,000. The Private Placement was conducted in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

As of August 13, 2021, a total of $111,650,000 of the net proceeds from the Initial Public Offering and the Private Placement were deposited in a trust account.

On August 16, 2021 the underwriters of the Initial Public Offering exercised their over-allotment option in full. The closing of the offer and sale of the additional units, at a price of $10.00 per unit, pursuant to the over-allotment option occurred on August 18, 2021 and resulted in total gross proceeds of $16,500,000 to the Company. Pursuant to the over-allotment option, the Company consummated the private sale of an additional 266,402 private warrants, at a price of $0.93 per private warrant, to Warrant Holdings. Such private warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On August 18, 2021, a total of $16,747,500, comprised of the proceeds of the sale of the units and the private warrants, in connection with the underwriters’ full exercise of their over-allotment option, was placed in the trust account.

The private warrants sold by the Company to Warrant Holdings in connection with the Initial Public Offering and the over-allotment option are identical to the public warrants except that the private warrants, so long as they are held by the initial purchasers or their respective permitted transferees, (i) will not be redeemable by the Company, (ii) may not, subject to certain limited exceptions, be transferred, assigned, or sold by the initial purchaser until 30 days after the completion of the Company’s business combination, and (iii) may be exercised by the holders on a cashless basis. No underwriting discounts or commissions were paid with respect to such sale.

Use of Proceeds

In connection with the Initial Public Offering and the underwriters’ full exercise of their over-allotment option, a total of $128,397,500 was placed in the trust account. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, and up to $100,000 of interest that may be needed to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination by August 13, 2022 (or November 13, 2022 or February 13, 2023, as applicable, if the time period is extended) and (ii) a redemption to public stockholders prior to any voluntary winding-up in the event the Company does not consummate its initial business combination within the applicable period

ITEM 6. RESERVED.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on June 23, 2020 in Delaware and formed for the purpose of effectuating an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the private warrants, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2021 and for the period from June 23, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2021, we had net income of $1,910,487, which resulted from a gain on change in the fair value of warrant liabilities of $3,517,171, and an net gain on investments held in trust account in the amount of $23,715, which was partially offset by warrant issuance costs of $18,797 associated with the Initial Public Offering, operating and formation costs of $292,074, loss on sale of private warrants of $1,253,928, and franchise tax expense of $65,600.

For the period from June 23, 2020 (inception) through December 31, 2020, we had a net loss of $1,000, which resulted entirely from operating and formation costs.

Liquidity and Capital Resources

As of December 31, 2021 and December 31, 2020, the Company had $799,808 and $25,000 in cash held outside of the trust account, respectively, and a working capital surplus of $988,186 and $24,000, respectively.

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of December 31, 2021, there were no amounts outstanding under any such loans.

For the year ended December 31, 2021, net cash used in operating activities was $547,052, which was due to the change in fair value of warrants of $3,517,171, changes in operating assets and liabilities of $189,378, and net gain on investments in the trust account of $23,715, partially offset by our net income of $1,910,487, loss on sale of private warrants of $1,253,928, and warrant issuance costs of $18,797.

For the year ended December 31, 2021, net cash used in investing activities was $128,397,500, which was due to the amount of net proceeds from the Initial Public Offering being deposited to the trust account.

For the year ended December 31, 2021, net cash provided by financing activities was $129,719,360, which was comprised of $126,000,000 in proceeds from the issuance of units in the Initial Public Offering net of underwriter’s discount paid, $4,303,907.94 in proceeds from the issuance of private warrants, and proceeds from issuance of the promissory note with the Sponsor of $155,000, offset in part by payment of $580,140 for offering costs associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to the Sponsor of $155,000.

For the period from June 18, 2020 (inception) through December 31, 2020, there were proceeds of $25,000 from the issuance of founder shares to the Sponsor.

On August 13, 2021, we consummated the Initial Public Offering of 11,000,000 units, at $10.00 per unit, generating gross proceeds of $110,000,000. Each unit consisted of one public share and three-quarters of one public warrant. Each public warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share.

Simultaneously with the closing of the Initial Public Offering, Warrant Holdings purchased an aggregate of 4,361,456 private warrants at a price of $0.93 per private warrant ($4,052,000 in the aggregate). Each private warrant entitles the holder to purchase three-fourths of one share of common stock at an exercise price of $11.50 per share.

On August 18, 2021, the underwriters fully exercised the over-allotment option and, purchased an additional 1,650,000 units at a purchase price of $10.00 per unit, generating gross proceeds of $16,500,000.

Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of 266,402 private warrants at a purchase price of $0.93 per private warrant in a private placement to Warrant Holdings, generating gross proceeds of $247,500.

A portion of the proceeds from the private warrants was added to the proceeds from the Initial Public Offering to be held in the trust account. If we do not complete our initial business combination by August 13, 2022 (or November 13, 2022 or February 13, 2023, as applicable, if the time period is extended), the proceeds of the sale of the private warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private warrants and all underlying securities will be worthless. There will be no redemption rights or liquidating distributions from the trust account with respect to the private warrants.

We intend to use substantially all of the net proceeds from the Initial Public Offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees that we incur prior to the completion of our initial business combination, if the funds available to us outside of the trust account were insufficient to cover such expenses.

We do not believe we will need to raise additional funds following our Initial Public Offering to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021 and December 31, 2020.

Contractual Obligations

As of December 31, 2021, we did not have any long-term debt, capital or operating lease obligations. We entered into an administrative services agreement pursuant to which we pay the Sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month.

Registration and Stockholder Rights Agreement

The holders of the founder shares and private warrants (and any shares of common stock issuable upon the exercise of the private warrants) are entitled to registration rights pursuant to Registration Rights Agreement. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private warrants (and underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,650,000 additional units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 18, 2021, the underwriters fully exercised the over-allotment option to purchase an additional 1,650,000 units at an offering price of $10.00 per unit for an aggregate purchase price of $16,500,000. In addition, the underwriters were paid a cash underwriting discount of $500,000 upon the closing of the Initial Public Offering.

Business Combination Marketing Agreement

The Company has engaged Chardan as an advisor in connection with the Company’s business combination to assist the Company in holding meetings with the stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the business combination and assist the Company with press releases and public filings in connection with the business combination. The Company will pay Chardan a cash fee for such services upon the consummation of the Company’s initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering. As a result, Chardan will not be entitled to such fee unless the Company consummates the initial business combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 12,650,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock is affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,115,358 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the full retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021, due to the revision of the Balance Sheet as of August 13, 2021 that was included in a Form 8-K, Item 8.01, filed on August 19, 2021, regarding the classification of redeemable common stock, as described below, which constitutes a material weakness in our internal control over financial reporting.

Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

Other than the implementation of the remediation activities regarding the Company’s Balance Sheet on the Form 8-K filed on August 13, 2021, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION.

On March 28, 2022, the Company entered into an amended and restated warrant agreement with Continental Stock Transfer & Trust Company, which amended and restated the warrant agreement entered into on August 10, 2021, in connection with the Initial Public Offering. The amended and restated the warrant agreement was adopted to correct a scrivener’s error and to conform to the description of the public warrants and private warrants in the Company’s final prospectus, filed with the SEC on August 12, 2021. The foregoing description of the amended and restated warrant agreement is not complete and is qualified in its entirety by reference to the amended and restated warrant agreement, a copy of which is referenced as Exhibit 4.1 to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our officers and directors as of December 31, 2021 were as follows:

Name	Position
Kerry Propper	Co-Founder and Director (Chairman)
Jonas Grossman	Co-Founder, Chief Executive Officer, President, Secretary, Treasurer and Director
Alex Weil	Chief Financial Officer and Director
Jonathan Biele	Director
Perry Boyle	Director
Roderick Hardamon	Director
Jory Des Jardins	Director
Hitesh Thakrar	Director
Todd Thomson	Director

Kerry Propper, 47, is our co-founder and has served as chairman of our board of directors since August 2021. Mr. Propper is a co-founder of Chardan and served as its chief executive officer and head of its investment bank from 2003 to 2015. He is a pioneer in the special purpose acquisition marketplace and has been an executive or senior advisor for six SPACs. Since 2015 Mr. Propper has been the chairman of Chardan’s board of directors and the co-founder and managing partner of ATW Partners, a growth-focused investment firm. Mr. Propper also sits on the board of 340Basics, Credit Sesame, PierianDx, and China Networks. Mr. Propper dedicates much of his time to philanthropy and is a founding member of Nadia’s Initiative. He also serves on the board of trustees of the International Crisis Group and sits on the executive boards of Keep A Child Alive, Voices of Rwanda, and Yazda. Mr. Propper earned his B.A. in Economics and International Studies from Colby College. We believe Mr. Propper is qualified to serve on our board of directors because of his extensive industry and transaction expertise and wide network of relationships with industry participants.

Jonas Grossman, 48, is our co-founder and has been our Chief Executive Officer and a member of our board of directors since June 2020 and our President, Secretary, and Treasurer since July 2020. He is also a member of our audit committee. Since July 2020, Mr. Grossman has served as Chief Executive Officer and director of Chardan NexTech 1. Mr. Grossman was the Chief Executive Officer and President of Chardan Healthcare Acquisition 2 Corp., a SPAC, from April 2020 until its merger with Renovacor, Inc. (NYSE: RCOR) in September 2021. He is currently a director of Renovacor Inc. He was the Chief Executive Officer and President of Chardan Healthcare Acquisition Corp. from March 2018 until its merger in October 2019 with BiomX (NYSE: PHGE). Mr. Grossman is currently a director of BiomX. He was a co-founder and director for LifeSci Acquisition Corp., a SPAC from March 2020 until its merger with Vincera Pharma, Inc. (NASDAQ: VINC) in December of 2020. Since December 2020, Mr. Grossman has served as a director of Ventoux CCM. Since May 2021, Mr. Grossman has served as a director of CleanTech. He has served as Managing Partner and Head of Capital Markets for Chardan, a New York headquartered broker/dealer, since December 2003, and has additionally served as president of Chardan since September 2015. Since 2003, Mr. Grossman has overseen the Chardan’s investment banking and capital markets activities and initiatives. He has extensive transactional experience having led or managed more than 500 transactions during his tenure at Chardan. Under Mr. Grossman’s leadership, Chardan has become one of the most notable underwriters, advisors, and sponsors of SPACs, having been in involved in 115 SPAC IPO transactions raising over $14.6 billion, serving as advisor to 29 SPAC transactions totaling over $11.4 billion in transaction value, and having sponsored or co-sponsored 14 SPAC transactions. Since December 2006, Mr. Grossman has served as a founding partner for Cornix Advisors, LLC, a New York based hedge fund. From 2001 until 2003, Mr. Grossman worked at Ramius Capital Group, LLC, a global multi-strategy hedge fund where he served as Vice President and Head Trader. Mr. Grossman served as a director for Ideanomics, Inc. (formerly China Broadband, Inc.) (NASDAQ: IDEX) from January 2008 until November 2010. He holds a B.A. in Economics from Cornell University and an M.B.A. from NYU’s Stern School of Business. Mr. Grossman has served on the board of directors for UNICEF since December 2016. We believe Mr. Grossman is qualified to serve on our board of directors because of his long-running capital markets experience as well as his previous company board positions.

Alex Weil, 50, has served as our Chief Financial Officer since April 2021 and a member of our board of directors since August 2021. Mr. Weil has served as chief financial officer of Chardan NexTech 1 since March 2021, and as a member of the board of directors since April 2021. Mr. Weil has served as managing director and co-head of fintech investment banking at Chardan, a New York headquartered broker/dealer, since March 2020 and as a director of Ventoux CCM since December 2020. From January 2018 to March 2020, he served as managing director and head of insurtech investment banking at SenaHill Securities, LLC, a New York headquartered broker/dealer. From January 2013 to September 2017, Mr. Weil was a director at PricewaterhouseCoopers Inc., a network of firms providing assurance, advisory and tax services. Prior to 2012, Mr. Weil held positions as a director at Lazard Middle Market, LLC, an executive director at UBS Securities LLC and a director at Citigroup Global Markets Inc. Mr. Weil holds a B.A. in Business Administration from the University of Colorado, Boulder. We believe Mr. Weil is qualified to serve on our board of directors extensive capital markets and transaction management experience and network of relationships.

Jonathan C. “Jon” Biele, 52, has served as an independent member of our board of directors since August 2021. He is also a member of our compensation committee. In March 2022, Mr. Biele joined AB Bernstein a FINRA-regulated broker dealer as Global Head of Equity Capital Markets. In November 2020, Mr. Biele joined PREEM Inc., a vertical technology platform, as head of business and corporate development after a 28-year career in investment banking serving in a variety of leadership roles. Previously, Mr. Biele served as head of technology and services investment banking after rejuvenating the equity capital markets practice at SunTrust Robinson Humphrey, where he worked from July 2013 to February 2020. During his career, Mr. Biele focused on providing capital markets, strategic and tactical advice to companies, boards of directors, private equity and venture capitalists. In addition to his tenure at SunTrust Robinson Humphrey, Mr. Biele served as head of equity capital markets for Citadel Securities from 2010 to 2013, for Cowen and Co. from 2007 to 2010, and for Lazard Freres from 2005 to 2007, in addition to his contribution in a variety of capacities with the equity capital markets departments of Lehman Brothers, ABN Amro Rothschild, and UBS Securities. In these roles Mr. Biele originated and executed numerous public and private equity and debt financings and provided strategic advice. His vast experience in corporate finance and advisory spans across multiple sectors and asset classes both public and private. In addition to his professional activities, Mr. Biele completed a third term as a trustee of Burke Mountain Academy in 2020, a premier ski academy in the United States, and remains the lead investor and advisor to the chief executive officer of inGamba Tours, a luxury cyclo-tourism business. Mr. Biele earned a B.A. in History in 1992 from St. Lawrence University. We believe that Mr. Biele’s vast experience in corporate finance and strategy, in addition to his vast network of relationships, is an extremely valuable contribution to our board of directors.

Perry Boyle, 58, has served as an independent member of our board of directors since August 2021. He is also a member of our audit committee. Mr. Boyle was with Point72 Asset Management, L.P. (“Point 72”) and Point 72 affiliates and predecessors from 2004 through his retirement in March 2020. He helped lead Point72’s launch as a registered investment advisor, raising over $6 billion in external capital. He originally joined S.A.C. Capital Advisors in 2004 as the firm’s first director of research. In January 2013 he became head of equities and, in January 2015, he became head of discretionary investing at Point72. From June 2016 through December 2017 he served as the president and chief investment officer of Stamford Harbor Capital, L.P., a company owned by businessman Steven A. Cohen. He returned to Point72 in January 2018. In his various leadership roles at the firm, Mr. Boyle managed the long/short and macro portfolios. He created and led the firm’s professional development programs, including P72 Academy and the LaunchPoint Program, and helped drive the internationalization of the Point72, overseeing offices in London, Hong Kong, Tokyo and Singapore. Prior to joining S.A.C., Mr. Boyle was a founding partner of Thomas Weisel Partners from 2000 until 2004, and a managing director at Alex. Brown & Sons from 1992-2000. He began his career as an investment banker with Salomon Brothers Inc. Mr. Boyle is a member of the advisory board of the Center for a New American Security (CNAS), and a director of The US Friends of the International Institute for Strategic Studies (IISS). He has agreed to serve on the board of directors of Chardan NexTech 1 upon the effectiveness of its registration statement. He was a 2018 and 2019 delegate from the IISS to the Shangri-La Dialogue in Singapore. He is a council member of the Hoover Institution and a Lionel Curtis member of Chatham House. Mr. Boyle currently serves as the Chairman of the BOMA Project, a poverty graduation program for women, youth, and displaced persons in sub-Saharan Africa. He is also the President of the Affordable Housing Coalition of Ketchum, an advocacy organization for workforce housing in Ketchum, Idaho. He received his B.A. in Economics from Stanford University, his M.B.A. from Dartmouth College and a M.A. from the Fletcher School of Law and Diplomacy at Tufts University. He has lectured on investing at Brown, Yale, Dartmouth, Columbia, Tufts, Harvard, Cambridge and the University of North Carolina, and delivered testimony to Congress on financial regulation. We believe Mr. Boyle is qualified to serve on our board of directors because of industry leadership and capital markets experience from research to fundraising.

Roderick Hardamon, 45, has served as an independent member of our board of directors since August 2021. He is a member of and chairs our audit committee. Mr. Hardamon has served as chief executive officer of URGE Imprint LLC, a boutique management consulting firm headquartered in Detroit, Michigan, and URGE Development Group, a real estate development firm headquartered in Detroit, Michigan, since May 2016. From July 1998 to March 2016, Mr. Hardamon held various positions at Citigroup, a leading global bank, finally serving as managing director and North American head of Citigroup’s alternative investor services business. From March 2016 to April 2016, Mr. Hardamon briefly served as a managing director at SS&C Technologies, a global provider of services and software for the financial services and healthcare industries. Mr. Hardamon graduated from Morehouse College with B.A.s in accounting and Philosophy in 1998. We believe Mr. Hardamon is qualified to serve on our board of directors because of his extensive experience in business innovation, mergers and acquisitions, and senior executive leadership.

Jory Des Jardins, 49, has served as an independent member of our board of directors since August 2021. She also is a member of and chairs our compensation committee. Ms. Des Jardins is the chief marketing officer of Countable, a community software as a service platform and serves as an advisor to The @ Company, where she previously served as chief marketing officer of AboveBoard, DigitalCultureWorks and The Juggl. She has also served as VC-in-Residence at the W Fund since July 2020. Ms. Des Jardins served as the head of global startup marketing at Amazon Web Services from July 2019 to May 2020. Before her time at Amazon Web Services, she served as the global head of community at ConsenSys from June 2018 to July 2019. Ms. Des Jardins served as consumer digital partner at Tribal Advisors from 2016 to 2018. In 2005, she co-founded BlogHer and served as the company’s president until its acquisition in in November 2015, and she served as senior Vice President of global strategic alliances for her acquiring company, SheKnowsMedia from 2014 to 2016. Ms. Des Jardins graduated from the University of Illinois at Urbana-Champaign in 1993 where she studied history, literature, and psychology. We believe that Ms. Des Jardins is qualified to serve on our board of directors given her exposure to dozens of scaling startups as well as her experience with disruptive technology.

Hitesh Thakrar, 60, has served as an independent member of our board of directors since August 2021.  Mr. Thakrar is an experienced investor in the technology sector, having spent over 20 years investing in public equities in the life sciences, information technology and innovation sectors. Since 2015, he has been active in early-stage venture investing. Mr. Thakrar is currently a Venture Partner at Syncona Limited, a Wellcome Trust backed venture fund in life sciences, a position he has held since February 2016. Since December 2018, he has also served as a Governance Board Member of KQ Labs at the Francis Crick Institute, the United Kingdom’s national medical research institute. Since August 2020, he has been the main Board Trustee of the Alan Turing Institute which is the UK National Institute for Artificial Intelligence and Data Science research. He is the Chair of the Renumeration Committee and sits on the Audit and Risk Committee. Additionally, since November 2016, Mr. Thakrar has been the Chair of the Investment Committee for Newable Ventures, a pre-Series A fund focused on deep technology. He has also served as an advisor to UKRI’s Science and Technology Funding Council (“SFTC”), which helps early stage companies spin out from UK universities, since July 2020. He has previously served as a non-executive director for Desktop Genetics and Tropic Biosciences since 2015 and 2017 respectively, both of which specialize in the use of CRISPR technology in gene editing. Previously, Mr. Thakrar held the position of Portfolio Manager, Global Innovation Fund with the Abu Dhabi Investment Authority (“ADIA”), from 2009 until 2015. He has worked at several other public market institutions in global equity research and fund management including JP Morgan, Aviva Group, Dresdner Bank and New Star Asset Management. He has previously held the position of Innovation Fellow at the University of Cambridge, joined as a Trustee of the Royal National Orthopedic Hospital Charity in July 2020 and is a member of the Grants Committee and the Finance and Audit Committee. In January 2021, Mr. Thakrar was appointed Chair of the South London Health Innovation Network, a U.K. NHS-funded body to drive health innovation in the region. Mr. Thakrar has a degree in chemistry from Kings College, London, an MBA from Cranfield University and a CFA from the American Association of Investment Analysts. We believe Mr. Thakrar is qualified to serve as a member of our board of directors given his decades of technology investing and public company expertise.

Todd Thomson, 61, has served as an independent member of our board of directors since August 2021. He is also a member of our compensation committee. Mr. Thomson is currently the Chief Operating Officer and Chief Financial Officer of Kairos Ventures, an early-stage investment firm. He is an accomplished operating executive and entrepreneur, having served as Citigroup Chief Financial Officer for five years and as Chief Executive Officer of Citigroup’s nearly $10 billion global wealth management division for more than two years. Mr. Thomson is a leading practitioner on mergers and acquisitions and business strategy, having led the acquisition and strategy efforts for Citigroup and GE Capital, as well as serving as advisor to Fortune 500 firms while at Bain & Co., Booz Allen Hamilton, and Barents Group. He has extensive investing experience as Chief Executive Officer of Citigroup Alternative Investments, Chairman of the Citigroup Pension Investment Committee, Chairman of the Dynasty Investment Committee, and a member of the investment committees for the Davidson College and World Resources Institute endowments. Prior to joining Kairos Ventures, Mr. Thomson served as Co-founder and Chairman of Dynasty Financial Partners(“Dynasty”), a leading investment and technology platform for sophisticated independent advisors. Founded by Mr. Thomson and his colleagues in 2010, Dynasty serves nearly 50 registered investment advisor firms nationally, with over $60 billion under management. In addition to serving as Chairman, Todd served in several operating roles since Dynasty’s founding, including chairing the investment committee, serving as Chief Investment Officer, and designing and leading Dynasty Capital Strategies. Mr. Thomson has also agreed to serve on the board of Chardan NexTech 1, upon the effectiveness of its registration statement. We believe Mr. Thomson is qualified to serve on our board of directors because of his experience in public company corporate finance and early-stage investing.

Number and Terms of Office of Officers and Directors

Our board consists of nine directors and is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a 2-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Biele, Boyle, Hardamon, Thakrar and Thomson and Ms. Jardins will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Grossman, Propper, and Weil, will expire at our second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to the terms of any preferred stock, any or all of the directors may be removed from office at any time, but only for cause and only by the affirmative vote of holders of a majority of the voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class. Subject to any other special rights applicable to the stockholders, including holders of preferred stock, whenever any director shall have been elected by the holders of any class of stock voting separately as a class, such director may be removed and the vacancy filled only by the holders of that class of stock voting separately as a class. Vacancies caused by any such removal and not filled by the stockholders at the meeting at which such removal shall have been made, or any vacancy caused by the death or resignation of any director or for any other reason, and any newly created directorship resulting from any increase in the authorized number of directors, may be filled by the affirmative vote of a majority of the directors then in office, although less than a quorum, and any director so elected to fill any such vacancy or newly created directorship shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

Our officers are appointed by and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Vice Chairmen of the Board, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries, Assistant Treasurers, and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and certain limited exceptions, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. In addition, Nasdaq rules generally require that the compensation committee of a listed company be comprised solely of independent directors, subject to certain limited exceptions set forth thereunder.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Hardamon, Boyle and Grossman are the members of our audit committee, and Mr. Hardamon chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Mr. Hardamon and Mr. Boyle meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b) (1) of the Exchange Act, but Mr. Grossman does not meet such standards.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Hardamon qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues, and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Ms. Jardins, Mr. Biele and Mr. Thomson are the members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we generally would be required to have at least two members of the compensation committee, all of whom must be independent, subject to certain limited exceptions set forth under the rules of Nasdaq. Ms. Jardins, Mr. Biele and Mr. Thomson are independent, and Ms. Jardins chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, although we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. All of our independent directors will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605 of the Nasdaq rules, each of Messrs. Biele, Boyle, Hardamon, Thakrar and Thomson and Ms. Jardins is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws. However, prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to our Registration Statement. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

As of the date of this Annual Report on Form 10-K, none of our officers or directors has received any cash compensation for services rendered to us. Except as described below, to date, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our officers and directors, or, other than as described herein, to the Sponsor or any affiliate of the Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

However, in May and June 2021, the Sponsor transferred 20,000 founder shares to each of Messrs. Biele, Boyle, Hardamon, Thakrar and Thomson and Ms. Jardins. On August 10, 2021, we effectuated a 1.1-for-1 stock split, resulting in each of our independent directors receiving an addition 2,000 shares of common stock. In addition, commencing on the date our securities were first listed on Nasdaq, we began to pay an amount equal to $10,000 per month to the Sponsor for office space, administrative and shared personnel support services. Also, our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock;
•	each of our officers and directors that beneficially owns shares of our common stock; and
•	all of our officers and directors as a group.

The column entitled “Number of Shares of Common Stock Beneficially Owned” is based on a total of 15,812,500 shares of Common Stock outstanding as of December 31, 2021. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Approximate
	Number of Shares of	Percentage of
	Common Stock	Outstanding Shares
Name and Address of Beneficial Owner (1)	Beneficially Owned	of Common Stock
Directors and Executive Officer
Kerry Propper	—	—
Jonas Grossman(2)	3,030,500	19.2%
Alex Weil	—	—
Jonathan Biele	22,000	*
Perry Boyle	22,000	*
Roderick Hardamon	22,000	*
Jory Des Jardins	22,000	*
Hitesh Thakrar	22,000	*
Todd Thomson	22,000	*
All officers and directors as a group (nine individuals)	3,162,500	20.0%
5% Beneficial Owners
Chardan NexTech Investments 2 LLC(2)	3,030,500	19.2%
HGC Investment Management Inc.(3)	925,000	5.85%
MMCAP International Inc. SPC(4)	900,000	5.69%
Polar Asset Management Partners Inc.(5)	834,996	5.28%
Weiss Asset Management LP(6)	900,000	5.69%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Chardan NexTech Acquisition 2 Corp., 17 State Street, 21st Floor, New York, NY 10004.
(2)

The Sponsor is the record holder of such shares. Jonas Grossman is the sole member of the Sponsor. As such, Mr. Grossman may be deemed to have beneficial ownership of the common stock held directly by the Sponsor. Mr. Grossman disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Certain other employees of Chardan or its affiliates, including each of our executive officers, have direct or indirect membership interests in the Sponsor, and thus have pecuniary interests in certain of the reported shares

(3)

HGC Investment Management Inc., a company incorporated under the laws of Canada (“HGC”), is the investment manager to The HGC Fund LP, an Ontario limited partnership, and holds the shares of common stock on behalf of The HGC Fund LP. The principal address of HGC is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada. HGC disclaims beneficial ownership of any shares of common stock other than to the extent it may have a pecuniary interest therein, directly or indirectly.

(4)

Consists of 900,000 shares of common stock held by a group with shared dispositive power consisting of MMCAP International Inc. SPC, a Cayman Islands exempted company (“MMCAP”), and MM Asset Management Inc., company incorporated under the laws of Canada (“MM”).  The principal address for MMCAP is MCCAP International Inc. SPC, c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands. The principal address for MM is 161 Bay Street, TD Canada Trust Tower, Suite 2240, Toronto, Ontario M5J 2S1 Canada.

(5)

Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada (“Polar”), is the investment manager of, and has voting and investment control with respect to the shares of common stock held by one or more investment accounts. The principal address for Polar is 16 York Street, Suite 2900, Toronto, Ontario, Canada M5J 0E6.

(6)

Consists of 900,000 shares of common stock held by Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), WAM GP LLC, a Delaware limited liability company (“WAM GP”), and Andrew Weiss, an individual. Weiss Asset Management is the sole investment manager to a private investment partnership and one or more private investment funds. WAM GP is the sole general partner of Weiss Asset Management, and Andrew Weiss is the managing member of WAM GP. Shares reported for Weiss Asset Management, WAM GP, and Andrew Weiss include shares beneficially owned by the partnership and the private investment funds. The principal address for Weiss Asset Management, WAM GP, and Andrew Weiss is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116. Each of Weiss Asset Management, WAM GP, and Andrew Weiss disclaims beneficial ownership of the shares reported other than to the extent they may have a pecuniary interest therein, directly or indirectly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 23, 2020, the Sponsor purchased 1,000,000 shares of common stock for an aggregate purchase price of $25,000. On March 4, 2021, we effected a 2.875-for-1 stock split, resulting in 2,875,000 shares of common stock being held by the Sponsor. In May and June 2021, the Sponsor transferred 20,000 founder shares to each of Messrs. Biele, Boyle, Hardamon, Thakrar and Thomson and Ms. Jardins. On August 10, 2021, we effectuated a 1.1-for-1 stock split, resulting in an aggregate of 3,162,500 founder shares outstanding.

On July 23, 2020, the Sponsor agreed to loan the Company an aggregate of $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and was repaid at August 19, 2021. The Company cannot make any additional draws under this promissory note..

In connection with the Initial Public Offering, Warrant Holdings, an affiliate of the Sponsor, purchased from the Company an aggregate of 4,627,858 private warrants (including 266,402 in connection with the underwriters’ full exercise of their over-allotment option), at a price of approximately $0.93 per private warrant (an aggregate of $4,303,907.94), with each private warrant exercisable for one share of common stock at an exercise price of $11.50 per share.

If we do not complete our initial business combination by August 13, 2022 (or November 13, 2022 or February 13, 2023, as applicable if we extend the period of time to consummate a business combination by the amount as described in more detail in Item 1 - Business of this Annual Report on Form 10-K), the proceeds from the sale of the private warrants will be included in the liquidating distribution to the holders of our public shares. The private warrants are identical to the public warrants except that, so long as they are held by the initial purchasers or their respective permitted transferees, the private warrants (i) will not be redeemable by us, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the initial purchaser until 30 days after the completion of our initial business combination, and (iii) may be exercised by the holders on a cashless basis. The private warrants purchased by Warrant Holdings will not be exercisable after August 13, 2026, in accordance with Financial Industry Regulatory Authority, or FINRA, Rule 5110(g), as long as Chardan or any of its related persons beneficially own the private warrants.

To meet our working capital needs, if the funds not held in the trust account are insufficient, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of our initial business combination, without interest. Loans made by Chardan or any of its related persons will not be convertible into any of our securities and Chardan and its related persons will have no recourse with respect to their ability to convert their loans into any of our securities.

Our initial stockholders, holders of the private warrants (and all underlying securities) and holders of the warrants (and all underlying securities) issuable in payment of working capital loans made to us, are entitled to registration rights pursuant to that certain registration rights agreement, dated as of August 10, 2021, referenced as Exhibit 10.4 to this Annual Report on Form 10-K. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder shares can elect to exercise the registration rights at any time commencing three months prior to the date on which the shares of common stock are to be released from escrow. The holders of a majority of the private warrants or warrants issued in payment of working capital loans made to us can elect to exercise the registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Chardan and its related persons may not, with respect to the private warrants purchased by Warrant Holdings, (i) have more than one demand registration right at our expense, (ii) exercise their demand registration rights after August 13, 2026, nor (iii) exercise their “piggy-back” registration rights after August 13, 2028, as long as Chardan or any of its related persons are beneficial owners of private warrants.

We have until August 13, 2022 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by August 13, 2022, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination up to two times by an additional three months each time (i.e., until November 13, 2022 for a total of 15 months or until February 13, 2023, for a total of 18 months to complete a business combination); provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, the only way to extend the time available for us to consummate our initial business combination is for our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the trust account $1,265,000 ($0.10 per share in either case, or an aggregate of $2,530,000), on or prior to the date of the applicable deadline. In the event that our insiders elected to extend the time to complete a business combination and deposited the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private warrants will expire and will be worthless.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with the Sponsor, its affiliates, or our officers or directors, including an Affiliated Joint Acquisition. In the event we seek to complete our initial business combination with a business that is affiliated with the Sponsor, its affiliates or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our stockholders from a financial point of view. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the forward purchase securities issued pursuant to the forward purchase contract.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock prior to the Initial Public Offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case, who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

On August 11, 2021, we began to pay $10,000 per month to the Sponsor for office space, administrative and shared personnel support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes until August 13, 2022, the Sponsor will be paid a total of $120,000 ($10,000 per month) and will be entitled to be reimbursed for any out-of-pocket expenses.

We may engage Chardan, or another affiliate of the Sponsor, as a financial advisor in connection with our initial business combination and pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. Furthermore, we may acquire a target company that has engaged Chardan, or another affiliate of the Sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

We have engaged Chardan as an advisor in connection with our business combination, pursuant to the BCMA a copy of which is attached as Exhibit 1.1 to this Annual Report on Form 10-K. Pursuant to that agreement, we will pay Chardan a cash fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering. As a result, Chardan will not be entitled to such fee unless we consummate our initial business combination.

Related Party Policy

We have not adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Prior to the consummation of the Initial Public Offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions, and it will review, on a quarterly basis, all payments that are made to the Sponsor, our officers or directors, or our or their respective affiliates An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

So long as we obtain and maintain a listing for our securities on Nasdaq, a majority of our board of directors generally must be independent, subject to certain limited exceptions and phase-in period set forth under the rules of Nasdaq. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Biele, Boyle, Hardamon, Thakrar and Thomson and Ms. Jardins is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. We expect our audit committee to be comprised of all independent directors within 12 months from the date of listing, pursuant to the Nasdaq listing rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from June 23, 2020 (inception) through December 31, 2020 totaled approximately $146,405 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from June 23, 2020  (inception) through December 31, 2020.

Tax Fees. We did not pay Withum for tax planning and tax advice for the year ended December 31, 2021 and for the period from June 23, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2021 and for the period from June 23, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements:

See Index to Financial Statements in Item 8 herein.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
1.1	Form of Underwriting Agreement (Incorporated by reference to Exhibit 1.1 to the Form 8-K (File No. 001-40703) filed with the SEC on August 13, 2021)
1.2

Form of Business Combination Marketing Agreement by and between the Registrant and Chardan Capital Markets LLC.(Incorporated by reference to Exhibit 1.2 to the Form 8-K (File No. 001-40703) filed with the SEC on August 13, 2021)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-40703) filed with the SEC on August 13, 2021)
3.2	Bylaws. (Incorporated by reference to Exhibit 3.4 to Form S-1 filed with the SEC on March 8, 2021)
4.1	Amended and Restated Warrant Agreement, dated March 28, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company
4.2	Specimen Unit Certificate. (Incorporated by reference to Exhibit 4.1 to the Form S-1/A filed with the SEC on August 5, 2021)
4.3	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to the Form S-1/A filed with the SEC on April 9, 2021)
4.4	Specimen Warrant Certificate.
4.5	Description of Securities
10.1

Letter Agreement, dated August 10, 2021, among the Registrant and the Registrant’s officers and directors, Chardan NexTech Investments 2 LLC and Chardan NexTech 2 Warrant Holdings LLC (Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-40703) filed with the SEC on August 13, 2021)

10.2

Investment Management Trust Agreement, dated August 10, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-40703) filed with the SEC on August 13, 2021)

10.3

Stock Escrow Agreement, dated August 10, 2021, by and among the Registrant, Continental Stock Transfer & Trust Company and certain stockholders of the Registrant. (Incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-40703) filed with the SEC on August 13, 2021)

10.4

Registration Rights Agreement, dated August 10, 2021, by and among the Registrant, Chardan NexTech 2 Warrant Holdings LLC and certain stockholders of the Registrant (Incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 001-40703) filed with the SEC on August 13, 2021)

10.5

Form of Indemnity Agreement, dated August 1, 2021, by and among the Registrant and each of the directors and officers of the Registrant (Incorporated by reference to Exhibit 10.5 to the Form 8-K (File No. 001-40703) filed with the SEC on August 13, 2021)

10.6

Administrative Services Agreement, dated August 10, 2021, by and between the Registrant and Chardan NexTech Investments 2 LLC (Incorporated by reference to Exhibit 10.6 to the Form 8-K (File No. 001-40703) filed with the SEC on August 13, 2021)

10.7

Private Placement Warrants Purchase Agreement, dated August 10, 2021, by and between the Registrant and Chardan NexTech 2 Warrant Holdings LLC (Incorporated by reference to Exhibit 10.7 to the Form 8-K (File No. 001-40703) filed with the SEC on August 13, 2021)

10.8

Subscription Agreement dated July 23, 2020, by and between the Registrant and Chardan NexTech Investments 2 LLC (Incorporated by reference to Exhibit 10.6 to Form S-1 filed with the SEC on March 8, 2021)

10.9	Promissory Note, dated July 23, 2020, issued to Chardan NexTech Investments 2 LLC. (Incorporated by reference to Exhibit 10.6 to Form S-1 filed with the SEC on March 8, 2021)
14	Form of Code of Ethics
24.1	Power of Attorney (included on signature page to the Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2022

CHARDAN NEXTECH ACQUISITION 2 CORP.

By:	/s/ Jonas Grossman
Name: Jonas Grossman
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonas Grossman and Alex Weil, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each and “Power of Attorney” title them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Position	Date
By:	/s/ Jonas Grossman	Co-Founder, Chief Executive Officer, President, Secretary, Treasurer, and Director	March 29, 2022
	Jonas Grossman	(Principal Executive Officer)

By:	/s/ Alex Weil	Chief Financial Officer and Director	March 29, 2022

	Alex Weil	(Principal Financial and Accounting Officer)
By:	/s/ Kerry Propper	Co-Founder and Director (Chairman)	March 29, 2022
Kerry Propper

By:	/s/ Jonathan Biele	Director	March 29, 2022

Jonathan Biele

By:	/s/ Perry Boyle	Director	March 29, 2022
Perry Boyle

By:	/s/ Roderick Hardamon	Director	March 29, 2022
Roderick Hardamon

By:	/s/ Jory Des Jardins	Director	March 29, 2022
Jory Des Jardins

By:	/s/ Hitesh Thakrar	Director	March 29, 2022
Hitesh Thakrar

By:	/s/ Todd Thomson	Director	March 29, 2022
Todd Thomson

CHARDAN NEXTECH ACQUISITION 2 CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Chardan NexTech Acquisition 2 Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chardan NexTech Acquisition 2 Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and for the period from June 23, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from June 23, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 23, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 28, 2022

PCAOB ID Number 100

CHARDAN NEXTECH ACQUISITION 2 CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$799,808	$25,000
Prepaid expenses	302,590	—
Total current assets	1,102,398	25,000
Investments held in Trust Account	128,421,215	—
Total Assets	$129,523,613	$25,000

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,862	$—
Accrued expenses	31,749	1,000
Franchise tax payable	65,600	—
Total current liabilities	114,211	1,000
Warrant liabilities	2,036,258	—
Total Liabilities	2,150,469	1,000

Commitments and Contingencies

Common stock, $0.0001 par value; 12,650,000 and 0 shares at redemption value of $10.15 at December 31, 2021 and December 31, 2020, respectively	128,397,500	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding (excluding 12,650,000 and 0 shares subject to possible redemption) at December 31, 2021 and December 31, 2020, respectively	317	317
Additional paid-in capital	—	24,683
Accumulated deficit	(1,024,673)	(1,000)
Total Stockholders’ Equity (Deficit)	(1,024,356)	24,000
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity	$129,523,613	$25,000

The accompanying notes are an integral part of these financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

STATEMENTS OF OPERATIONS

		For the period from
		June 23, 2020
	For the year ended	(inception) through
	December 31, 2021	December 31, 2020
Operating and formation costs	$292,074	$1,000
Franchise tax expense	65,600	—
Loss from operations	(357,674)	(1,000)
Warrant issuance costs	(18,797)	—
Loss on sale of private warrants	(1,253,928)	—
Net gain on investments held in Trust Account	23,715	—
Change in fair value of warrant liabilities	3,517,171	—
Net income (loss)	$1,910,487	$(1,000)

Basic weighted average shares outstanding	7,732,021	2,750,000
Basic net income (loss) per common share	$0.25	$(0.00)
Diluted weighted average shares outstanding	7,991,952	2,750,000
Diluted net income (loss) per common share	$0.24	$(0.00)

The accompanying notes are an integral part of these financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE PERIOD FROM JUNE 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at June 23, 2020 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor(1)(2)	3,162,500	317	24,683	—	25,000
Net loss	—	—	—	(1,000)	(1,000)
Balance at December 31, 2020	3,162,500	317	24,683	(1,000)	24,000
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	15,052,646	—	15,052,646
Accretion of common stock to redemption amount	—	—	(15,077,329)	(2,934,160)	(18,011,489)
Net income	—	—	—	1,910,487	1,910,487
Balance at December 31, 2021	3,162,500	$317	$—	$(1,024,673)	$(1,024,356)
(1)	Includes up to 412,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On August 18, 2021, the underwriters' exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture (see Note 6).
(2)	On March 4, 2021, the Company effected a 2.875-for-1 stock split, resulting in 2,875,000 shares of common stock outstanding (see Note 5). On August 10, 2021, the Company effectuated a 1.1-for-1 stock split, resulting in an aggregate of 3,162,500 shares of common stock outstanding (see Note 5). All share and per-share amounts have been retroactively restated to reflect the two stock splits.

The accompanying notes are an integral part of these financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

STATEMENTS OF CASH FLOWS

		For the Period from
		June 23, 2020
	For the year ended	(inception) Through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$1,910,487	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Warrant issuance costs	18,797	—
Net gain on investments held in Trust Account	(23,715)	—
Loss on sale of private warrants	1,253,928	—
Change in fair value of warrant liabilities	(3,517,171)	—
Changes in operating assets and liabilities:
Accounts payable	16,863
Accrued expenses	30,749	$1,000
Prepaid expenses	(302,590)	—
Franchise tax payable	65,600	—
Net cash used in operating activities	(547,052)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(128,397,500)	—
Net cash used in investing activities	(128,397,500)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriter’s discount paid	126,000,000	—
Proceeds from promissory note - related party	155,000	—
Repayment of promissory note - related party	(155,000)	—
Proceeds from issuance of Founder Shares to Sponsor	—	25,000
Proceeds from sale of private warrants	4,299,500	—
Payment of offering costs	(580,140)	—
Net cash provided by financing activities	129,719,360	25,000

Net Change in Cash	774,808	25,000
Cash - beginning of period	25,000	—
Cash - end of period	$799,808	$25,000

The accompanying notes are an integral part of these financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the year ended December 31, 2021 and for the period from June 23, 2020 (inception) through December 31, 2020  relates to the Company’s formation and initial public offering (“Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 266,402 warrants (the “Over-Allotment Private Warrants”) at a purchase price of $0.93 per Over-Allotment Private Warrant in a private placement to the Holdings, generating gross proceeds of $247,500.

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

Transaction costs related to the issuances described above amounted to $1,080,140, consisting of $500,000 of cash underwriting fees and $580,140 of other offering costs.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.15 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The Public Shares subject to redemption was recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Going Concern Consideration

As of December 31, 2021, the Company had $799,808 in cash held outside of the Trust Account and working capital of $988,186. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until February 13, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 13, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in Net income (loss) from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 "Distinguishing Liabilities from Equity." Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. The Company's common stock feature certain redemption rights that is considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 12,650,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders' equity section of the Company's balance sheet. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock is affected by charges against additional paid in capital and accumulated deficit.

As of December 31, 2021, the common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Proceeds allocated to Public Warrants	(15,180,000)
Issuance costs allocated to common stock	(933,989)
Plus:
Accretion of carrying value to redemption value	18,011,489
Common stock subject to possible redemption	$128,397,500

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $1,080,140, consisting of $500,000 of cash underwriting fees and $580,140 of other offering costs. The Company recorded $933,989 of offering costs as a reduction of temporary equity in connection with the redeemable common stock included in the Units. The Company recorded $127,354 as a reduction of permanent equity in connection with the Public Warrants included in the Units and immediately expensed $18,797 of offering costs in connection with the Private Warrants that were classified as liabilities.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 -  Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate is less than the U.S. statutory corporate tax rate of 21% because of the unrealized change in fair value of warrant liabilities, which was the biggest factor in net income and is not taxable. The Company had a loss from operations during the year ended December 31, 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,115,358 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

		For the period
		from June 23,
		2020 (inception)
	For the year	through
	ended December	December 31,
	31, 2021	2020
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,910,487	$(1,000)
Denominator:
Basic weighted average shares outstanding	7,732,021	2,750,000
Basic net income (loss) per common share	$0.25	$(0.00)
Diluted weighted average shares outstanding	7,991,952	2,750,000
Diluted net income (loss) per common share	$0.24	$(0.00)

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

See Note 10 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the full retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Company had granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 1,650,000 additional Units to cover over-allotments, if any (see Note 6). On August 18, 2021, the underwriters fully exercised the over-allotment option and purchased an additional 1,650,000 Over-Allotment Units, generating gross proceeds of $16,500,000.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 23, 2020, the Company issued 1,000,000 shares of common stock for an aggregate price of $25,000 (the “Founder Shares”). On March 4, 2021, the Company effected a 2.875-for-1 stock split of its issued and outstanding shares of common stock, resulting in an aggregate of 2,875,000 shares of common stock issued and outstanding. On August 10, 2021, the Company effectuated a 1.1-for-1 stock split, resulting in an aggregate of 3,162,500 shares of common stock outstanding. Shares and the associated amounts have been retroactively restated in these financial statements to reflect the two stock splits. The Founder Shares include an aggregated of up to 412,500 shares of common stock subject to forfeiture by the initial stockholders to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the initial stockholders would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

On August 18, 2021, the underwriters’ exercised the over-allotment option in full, thus these shares are no longer subject to forfeiture (see Note 6).

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

With certain limited exceptions,   of the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) six months after the date of the consummation of a Business Combination (the “Escrow Period”) or (ii) the date on which the closing price of the Company's shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any ten trading days within any 30-trading day period commencing after the consummation of a Business Combination. The remaining 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until the expiration of the Escrow Period. In either case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property, and either (1) before the expiration of the Escrow Period, then the Founder Shares will be canceled, or (2) after the expiration of the Escrow Period, release the Founder Shares to the initial stockholders.

Promissory Note — Related Party

On July 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Promissory Note"). The promissory note was non-interest bearing, unsecured and was repaid at August 19, 2021. As of December 31, 2021 and December 31, 2020, there was no outstanding balance under the note. The Company cannot make any additional draws under this promissory note.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s initial stockholders, officers and directors or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of an initial Business Combination, without interest. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into any of the Company’s securities and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their loans into any of the Company’s securities. As of December 31, 2021 and December 31, 2020, the Company had no working capital loans outstanding.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,650,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 18, 2021, the underwriters fully exercised the over-allotment option to purchase an additional 1,650,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $16,500,000. In addition, the underwriters were paid a cash underwriting discount of $500,000 upon the closing of the Initial Public Offering.

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

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 7. WARRANTS

As of December 31, 2021 and December 31, 2020 there was 9,487,500 and no Public Warrants and 4,627,858 and no Private Warrants outstanding, respectively. Each whole Public Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per whole share. Each of the Private Warrants is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (and the Private Warrants will expire worthless). The Warrants provide for a cashless exercise which the Company’s management determined to be a net settlement feature with no obligation to settle in cash. The net shares issued in a cashless exercise are based on the fair value of the Company’s common stock at the time the Warrants are exercised.

Each Warrant shall, when countersigned by the Warrant Agent, entitle the Registered Holder to purchase from the Company the number of shares of common stock at $11.50 per share. The Public Warrants may only be exercised for a whole number of Warrant Shares by a Registered Holder. No fractional shares will be issued.

A Warrant may be exercised only during the period (“Exercise Period”) commencing 30 days after the completion of the Company’s initial business combination and terminating at 5:00 p.m., New York City time, on the earlier to occur of (i) (A) five years following the completion of the Company’s initial business combination with respect to the Public Warrants, and (B) five years from the effective date of the Registration Statement with respect to the Private Warrants purchased by Chardan NexTech 2 Warrant Holdings LLC, provided that once the Private Warrants are not beneficially owned, directly or indirectly, by Chardan Capital Markets, LLC or any of its related persons anymore, the Private Warrants may not be exercised five years following the completion of the Company’s initial business combination, and (ii) the date fixed for redemption of the Warrants as provided in Section 6 of this Warrant Agreement (“Expiration Date”). Except with respect to the right to receive the Redemption Price, each Warrant not exercised on or before the Expiration Date shall become void, and all rights thereunder and all rights shall cease at the close of business on the Expiration Date. The Company may extend the duration of the Warrants by delaying the Expiration Date; provided, however, that the Company (i) may not extend the duration of the Private Warrants by delaying the Expiration Date and (ii) will provide written notice of not less than 10 days to Registered Holders of such extension and that such extension shall be identical in duration among all of the then outstanding Warrants.

The Company is not required to issue any fraction of a Warrant Share in connection with the exercise of Warrants, and in any case where the Registered Holder would be entitled under the terms of the Warrants to receive a fraction of a Warrant Share upon the exercise of such Registered Holder’s Warrants, issue or cause to be issued only the largest whole number of Warrant Shares issuable on such exercise (and such fraction of a Warrant Share will be disregarded); provided, that if more than one Warrant certificate is presented for exercise at the same time by the same Registered Holder, the number of whole Warrant Shares which shall be issuable upon the exercise thereof shall be computed on the basis of the aggregate number of Warrant Shares issuable on exercise of all such Warrants.

The Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holders option and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement). The Private Warrants may not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of, the Private Warrants (or any securities underlying the Private Warrants) for a period of one hundred eighty (180) days following the effective date of the Registration Statement to anyone other than any member participating in the Public Offering and the officers or partners thereof, if all securities so transferred remain subject to the lock-up restriction for the remainder of the time period.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

All (and not less than all) of the outstanding Warrants may be redeemed, in whole and not in part, at the option of the Company, at any time from and after the Warrants become exercisable, and prior to their expiration, at the office of the Warrant Agent, at the price of $.01 per Warrant (“Redemption Price”); provided that the last sales price of the common stock has been equal to or greater than $16.00 per share (subject to adjustment for splits, dividends, recapitalizations and other similar events) (the “Redemption Trigger Price”), for any ten (10) trading days within a thirty (30) trading day period ending on the third business day prior to the date on which notice of redemption is given and provided further that there is a current Registration Statement in effect with respect to the shares of common stock underlying the Warrants for each day in the aforementioned 30-day trading period and continuing each day thereafter until the Redemption Date. For avoidance of doubt, if and when the warrants become redeemable by the Company, the Company may exercise its redemption right, even if it is unable to register or qualify the Warrant Shares for sale under all applicable state securities laws.

The Company accounts for the 4,627,858 Private Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private warrants do not meet the criteria for equity treatment thereunder, each private warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

The Public Warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, the Company had no issued or outstanding shares of preferred stock.

Common stock —The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On December 31, 2021 and December 31, 2020, there were 15,812,500 shares of common stock issued and outstanding, including 12,650,000 shares of common stock subject to possible redemption. Of the 15,812,500 shares of common stock outstanding, up to 412,500 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On August 16, 2021, the underwriters’ exercised the over-allotment option in full  (see Note 6), thus these shares are no longer subject to forfeiture.

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

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liabilities) as of December 31, 2021 is as follows:

Deferred tax assets:
Start-up costs	$61,335
Net operating loss carryforwards	298,437
Total deferred tax assets	359,772
Valuation allowance	(354,792)
Deferred tax liabilities:
Unrealized gain on investments	(4,980)
Total deferred tax liabilities	(4,980)
Deferred tax assets, net of allowance	$—

The income tax provision for the year ended December 31, 2021 consists of the following:

Federal
Current	$—
Deferred	(354,792)

State
Current	—
Deferred	—
Change in valuation allowance	354,792
Income tax provision	$—

As of December 31, 2021, the Company has available U.S. federal operating loss carry forwards of approximately $357,674 that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the valuation allowance was $354,792.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of derivative warrant liabilities	(40.8)%
Non-deductible transaction costs	0.2%
Change in valuation allowance	19.6%
Income tax provision	0.0%

Deferred tax assets were deemed to be de minimis as of December 31, 2020.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$128,421,215	$128,421,215	$—	$—
Liabilities
Warrant liabilities – Private Placement Warrants	$2,036,258	$—	$—	$2,036,258

The Company did not have any assets or liabilities measured at fair value as of December 31, 2020.

The Company utilizes a Black-Scholes method to value the Private Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the Private Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	Initial	As of December
	Measurement	31, 2021
Stock price	$10.00	$9.97
Strike price	$11.50	$11.50
Dividend yield	—%	—%
Remaining term (in years)	5.00	4.61
Volatility	19.0%	9.1%
Risk-free rate	0.81%	1.20%
Fair value of warrants	$1.20	$0.44

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant
Liabilities
Fair value as of June 23, 2020 (inception)	—
Initial measurement	5,553,429
Change in valuation inputs or other assumptions	(3,517,171)
Fair value as of December 31, 2021	2,036,258

Transfers to/from Levels 1, 2, and 3 are recognized the beginning of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from June 23, 2020 (inception) through December 31, 2021.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $3,517,171 within change in fair value of warrant liabilities in the Statements of Operations for the year ended December 31, 2021 and $0 for the period from June 23, 2020 (inception) through December 31, 2020.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.