Form 10-Q
period 2022-03-31
Chardan NexTech Acquisition 2 Corp.
filed 2022-05-16
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 15,812,500 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CHARDAN NEXTECH ACQUISITION 2 CORP.

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CHARDAN NEXTECH ACQUISITION 2 CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash	$647,178	$799,808
Prepaid expenses	296,082	302,590
Total Current Assets	943,260	1,102,398
Investments held in Trust Account	128,437,281	128,421,215
Total Assets	$129,380,541	$129,523,613

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$42,351	$16,862
Accrued expenses	121,584	31,749
Franchise tax payable	50,000	65,600
Total Current Liabilities	213,935	114,211
Warrant liabilities	601,622	2,036,258
Total Liabilities	815,557	2,150,469

Commitments and Contingencies
Common stock, $0.0001 par value; 12,650,000 and 0 shares at redemption value of $10.15 at March 31, 2022 and December 31, 2021	128,397,500	128,397,500.00

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding (excluding 12,650,000 and 0 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	317	317
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	167,167	(1,024,673)
Total Stockholders' Equity (Deficit)	167,484	(1,024,356)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$129,380,541	$129,523,613

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
Operating costs	$208,206	$—
Franchise tax expense	50,656	—
Loss from operations	(258,862)	$—
Net gain on investments held in Trust Account	16,066	—
Change in fair value of warrant liabilities	1,434,636	—
Net income	$1,191,840	$—

Basic weighted average shares outstanding	15,812,500	2,750,000
Basic net income per common share	$0.08	$0.00
Diluted weighted average shares outstanding	15,812,500	2,750,000
Diluted net income per common share	$0.08	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Retained Earnings	Total
	Common Stock		Additional Paid-in	(Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance at December 31, 2021	3,162,500	$317	$—	$(1,024,673)	$(1,024,356)
Net income	—	—	—	1,191,840	1,191,840
Balance at March 31, 2022 (unaudited)	3,162,500	$317	$—	$167,167	$167,484

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	3,162,500	$317	$24,683	$(1,000)	$24,000
Net income	—	—	—	—	—
Balance at March 31, 2021 (unaudited)	$3,162,500	$317	$24,683	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,191,840	$—
Adjustments to reconcile net income to net cash used in operations:
Net gain on investments held in Trust Account	(16,066)	—
Change in fair value of warrant liability	(1,434,636)	—
Changes in operating assets and liabilities:
Accounts payable	25,489
Accrued expenses	89,835	—
Prepaid expenses	6,508	—
Deferred offering costs	—	(77,118)
Franchise tax payable	(15,600)	—
Net cash used in operating activities	(152,630)	(77,118)

Cash Flows from Financing Activities:
Proceeds from promissory note	—	125,000
Net cash provided by financing activities	$—	$125,000

Net Change in Cash	(152,630)	47,882
Cash - Beginning of Period	799,808	25,000
Cash - End of Period	$647,178	$72,882

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period from June 23, 2020 (Inception) through March 31, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,361,456 warrants (the “Private Warrants”, together with the Public Warrants, the “Warrants”) at a price of $0.93 per Private Warrant in a private placement to Chardan NexTech 2 Warrant Holdings LLC, a Delaware limited liability company (“Warrant Holdings" or "Holdings”), an affiliate of Chardan NexTech Investments 2 LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $4,052,000, which is described in Note 4.

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

The Company will have 12 months, or August 13, 2022, from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate an initial Business Combination within 12 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months, or February 13, 2023, to complete a Business Combination), subject to the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, depositing $1,265,000 (or $0.10 per share) into the Trust Account for each of the available three months extensions (totaling $2,530,000 in aggregate) If the Company is unable to consummate an initial Business Combination within the above time period, the Company will distribute the aggregate amount then on deposit in the Trust Account, pro rata to the Company’s public stockholders, by way of the redemption of their shares and thereafter cease all operations except for the purposes of winding up of the Company’s affairs. In such event, the warrants will expire and be worthless.

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

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern Consideration

As of March 31, 2022, the Company had $647,178 in cash held outside of the Trust Account and working capital surplus of $729,325. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through February 13, 2021, the date at which the Company must consummate a business combination after taking into the effect of both extensions being filed, as described below. Management plans to address the uncertainty through a Business Combination, which is not guaranteed.

In connection with the Company's assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company will have 12 months, or August 13, 2022, from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate an initial Business Combination within 12 months, the Company’s Sponsor or their affiliates or designees may, but are not obligated to, extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months, or February 13, 2023, to complete a Business Combination), by depositing into the Trust Account $1,265,000 for each extension ($0.10 per share or $2,530,000 in aggregate), on or prior to date of applicable deadline. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company plans to complete a Business Combination before the date of liquidation, the Company has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 13, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC on March 29, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act Registration Statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in Net income from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were $128,437,281 and $128,421,215, respectively.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 12,650,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and retained earnings (accumulated deficit).

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock is affected by charges against additional paid in capital and retained earnings (accumulated deficit).

As of March 31, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets are reconciled in the following table:

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

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants will be recognized as a non-cash gain or loss on the condensed statements of operations.

The Company accounts for the Private Warrants issued concurrently in connection with the Initial Public Offering in accordance with ASC 815-40, under which the Private Warrants will not meet the criteria for equity classification and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Warrants will be measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement (“ASC 820”), with changes in fair value recognized in the condensed statements of operations in the period of change.

The Public Warrants are not precluded from equity classification, and are accounted for as such on the date of issuance, and each balance sheet date thereafter.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the condensed financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022 and 2021.

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

placement to purchase an aggregate of 14,115,358 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic and diluted net income per share:
Numerator:
Net income	$1,191,840	$—
Denominator:
Basic weighted average shares outstanding	15,812,500	2,750,000
Basic net income per common share	$0.08	$0.00
Diluted weighted average shares outstanding	15,812,500	2,750,000
Diluted net income per common share	$0.08	$0.00

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

The carrying amounts reflected in the condensed balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

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

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

The proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within 12 months (or up to 18 months if the Company’s time to complete a Business Combination is extended), the proceeds of the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. The Company classifies the outstanding Private Warrants as warrant liabilities on the condensed balance sheet in accordance with the guidance contained in ASC 815-40.

Simultaneously with the closing of the exercise of the over-allotment option (see Note 6), the Company consummated the sale of 266,402 Over-Allotment Private Warrants at a purchase price of $0.93 per Over-Allotment Private Warrant in a private placement to Holdings, generating gross proceeds of $247,500.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 23, 2020, the Company issued 1,000,000 shares of common stock for an aggregate price of $25,000 (the “Founder Shares”). On March 4, 2021, the Company effected a 2.875-for-1 stock split of its issued and outstanding shares of common stock, resulting in an aggregate of 2,875,000 shares of common stock issued and outstanding. On August 10, 2021, the Company effectuated a 1.1-for-1 stock split, resulting in an aggregate of 3,162,500 shares of common stock outstanding. Shares and the associated amounts have been retroactively restated in these condensed financial statements to reflect the two stock splits. The Founder Shares include an aggregated of up to 412,500 shares of common stock subject to forfeiture by the initial stockholders to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the initial stockholders would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

Promissory Note — Related Party

On July 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Promissory Note"). The promissory note was non-interest bearing, unsecured and was repaid at August 19, 2021. As of March 31, 2022 and December 31, 2021, there was no outstanding balance under the note. The Company cannot make any additional draws under this promissory note.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. As of March 31, 2022, the Company has not exercised its option to use such services.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s initial stockholders, officers and directors or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of an initial Business Combination, without interest. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into any of the Company’s securities and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their loans into any of the Company’s securities. As of March 31, 2022 and December 31, 2021, the Company had no working capital loans outstanding.

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

NOTE 7. WARRANTS

As of March 31, 2022 and December 31, 2021 there was 9,847,500 Public Warrants and 4,627,858 Private Warrants outstanding, respectively. Each whole Public Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per whole share. Each of the Private Warrants is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (and the Private Warrants will expire worthless). The Warrants provide for a cashless exercise which the Company’s management determined to be a net settlement feature with no obligation to settle in cash. The net shares issued in a cashless exercise are based on the fair value of the Company’s common stock at the time the Warrants are exercised.

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

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

All (and not less than all) of the outstanding Warrants may be redeemed, in whole and not in part, at the option of the Company, at any time from and after the Warrants become exercisable, and prior to their expiration, at the office of the Warrant Agent, at the price of $.01 per Warrant (“Redemption Price”); provided that the last sales price of the common stock has been equal to or greater than $16.00 per share (subject to adjustment for splits, dividends, recapitalizations and other similar events) (the “Redemption Trigger Price”), for any ten (10) trading days within a thirty (30) trading day period ending on the third business day prior to the date on which notice of redemption is given and provided further that there is a current Registration Statement in effect with respect to the shares of common stock underlying the Warrants for each day in the aforementioned 30- day trading period and continuing each day thereafter until the Redemption Date. For avoidance of doubt, if and when the warrants become redeemable by the Company, the Company may exercise its redemption right, even if it is unable to register or qualify the Warrant Shares for sale under all applicable state securities laws.

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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, the Company had no issued or outstanding shares of preferred stock.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Common stock —The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On March 31, 2022 and December 31, 2022, there were 15,812,500 shares of common stock issued and outstanding, including 12,650,000 shares of common stock subject to possible redemption. Of the 15,812,500 shares of common stock outstanding, up to 412,500 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On August 16, 2021, the underwriters’ exercised the over-allotment option in full  (see Note 6), thus these shares are no longer subject to forfeiture.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$128,437,281	$128,437,281	$—	$—
Liabilities
Warrant liabilities – Private Warrants	$601,622	$—	$—	$601,622

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$128,421,215	$128,421,215	$—	$—
Liabilities
Warrant liability – Private Placement Warrants	$2,036,258	$—	$—	$2,036,258

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

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of December	As of March
	31, 2021	31, 2022
Common stock price	$9.97	$10.07
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Term to Business Combination (years)	4.61	4.36
Volatility	9.1%	2.9%
Risk-free rate	1.20%	2.43%
Fair value	$0.44	$0.13

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of June 23, 2020 (inception)	—
Initial measurement	5,553,429
Change in valuation inputs or other assumptions	(3,517,171)
Fair value at December 31, 2021	$2,036,258
Change in valuation inputs or other assumptions	1,434,636
Fair value at March 31, 2022	$601,622

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $1,434,636 and $0 within change in fair value of warrant liabilities in the condensed statements of operations for the three months ended March 31, 2022 and for the three months ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than those items disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On May 16, 2022, the Company and Dragonfly Energy Corp., a Nevada corporation (“Dragonfly”) announced the execution of an Agreement and Plan of Merger, dated as of May 15, 2022, by and among the Company, Dragonfly and Bronco Merger Sub, Inc., a Nevada corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Chardan NexTech Acquisition 2 Corp References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Chardan NexTech Investments 2 LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from June 23, 2020 (Inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2022, we had net income of $1,191,840, which resulted from by the change in fair value of warrant liabilities of $1,434,636 and a net gain on marketable securities held in Trust Account in the amount of $16,066, which was partially offset by operating and formation costs of 208,206, and franchise tax expense of $50,656.

For the three months ended March 31, 2021, we had no income or expenses.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the Company had $647,178 and $799,808 in cash held outside of the Trust Account, respectively, and a working capital surplus of $729,325 and $988,187, respectively.

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any such loans.

For the three months ended March 31, 2022, net cash used in operating activities was $152,630, which was due to the change in fair value of warrants of $1,434,636, changes in operating assets and liabilities of $106,232, and net gain on investments in the Trust Account of $16,066, partially offset by our net income of $1,191,840.

For the three months ended March 31, 2021, net cash used in operating activities was solely a result of payment of deferred offering costs of $77,118.

For the three months ended March 31, 2021, net cash provided by financing activities was solely a result of proceeds from a promissory note of $125,000.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 or December 31, 2021.

Contractual Obligations

As of March 31, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations. We entered into an administrative services agreement pursuant to which we pay the Sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants will be recognized as a non-cash gain or loss on the condensed statements of operations.

The Company accounts for the Private Warrants issued concurrently in connection with the Initial Public Offering in accordance with ASC 815-40, under which the Private Warrants will not meet the criteria for equity classification and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Warrants will be measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement (“ASC 820”), with changes in fair value recognized in the condensed statements of operations in the period of change.

The Public Warrants are not precluded from equity classification, and are accounted for as such on the date of issuance, and each balance sheet date thereafter.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 12,650,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and retained earnings (accumulated deficit).

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock is affected by charges against additional paid in capital and retained earnings (accumulated deficit).

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,115,358 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022 and December 31, 2021, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022, due to the revision of the Balance Sheet as of August 13, 2021 that was included in a Form 8-K, Item 8.01, filed on August 19, 2021, regarding the classification of redeemable common stock, as described below, which constitutes a material weakness in our internal control over financial reporting. The revision was included as part of the September 30, 2021 Form 10-Q, as filed with the SEC on November 15, 2021.

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

Changes in Internal Control Over Financial Reporting

Other than the implementation of the remediation activities regarding the Company’s Balance Sheet on the Form 8-K filed on August 13, 2021, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on March 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K as filed with the SEC on March 29, 2022.

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

Chardan NexTech Acquisition 2 Corp

Date: May 16, 2022	By:	/s/ Jonas Grossman
Jonas Grossman
Chief Executive Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer)

Chardan NexTech Acquisition 2 Corp

Date: May 16, 2022	By:	/s/ Alex Weil
Alex Weil
Chief Financial Officer
(Principal Financial and Accounting Officer)