Form 10-Q
period 2022-06-30
Chardan NexTech Acquisition 2 Corp.
filed 2022-08-15
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 15,812,500 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CHARDAN NEXTECH ACQUISITION 2 CORP.

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

CHARDAN NEXTECH ACQUISITION 2 CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash	$349,716	$799,808
Prepaid expenses	230,751	302,590
Total Current Assets	580,467	1,102,398
Investments held in Trust Account	128,610,697	128,421,215
Total Assets	$129,191,164	$129,523,613

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$50,470	$16,862
Accrued expenses	166,750	31,749
Franchise tax payable	100,000	65,600
Total Current Liabilities	317,220	114,211
Warrant liabilities	879,293	2,036,258
Total Liabilities	1,196,513	2,150,469

Commitments and Contingencies
Common stock, $0.0001 par value; 12,650,000 and 0 shares at redemption value of $10.15 at June 30, 2022 and December 31, 2021, respectively	128,397,500	128,397,500

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding (excluding 12,650,000 and 0 shares subject to possible redemption) at June 30, 2022 and December 31, 2021, respectively	317	317
Additional paid-in capital	—	—
Accumulated deficit	(403,166)	(1,024,673)
Total Stockholders' Deficit	(402,849)	(1,024,356)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit	$129,191,164	$129,523,613

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Operating and formation costs	$416,078	$834	$624,284	$834
Franchise tax expense	50,000	—	100,656	—
Loss from operations	(466,078)	(834)	(724,940)	(834)
Net gain on investments held in Trust Account	173,416	—	189,482	—
Change in fair value of warrant liability	(277,671)	—	1,156,965	—
Net income (loss)	$(570,333)	$(834)	$621,507	$(834)

Basic weighted average shares outstanding	15,812,500	2,750,000	15,812,500	2,750,000
Basic net income (loss) per common share	$(0.04)	$(0.00)	$0.04	$(0.00)
Diluted weighted average shares outstanding	15,812,500	2,750,000	15,812,500	2,750,000
Diluted net income (loss) per common share	$(0.04)	$(0.00)	$0.04	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Retained Earnings	Total
	Common Stock		Additional Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance at December 31, 2021	3,162,500	$317	$—	$(1,024,673)	$(1,024,356)
Net income	—	—	—	1,191,840	1,191,840
Balance at March 31, 2022 (unaudited)	3,162,500	317	—	167,167	167,484
Net loss	—	—	—	(570,333)	(570,333)
Balance at June 30, 2022 (unaudited)	3,162,500	$317	$—	$(403,166)	$(402,849)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	3,162,500	$317	$24,683	$(1,000)	$24,000
Net income	—	—	—	—	—
Balance at March 31, 2021 (unaudited)	3,162,500	317	24,683	(1,000)	24,000
Net loss				(834)	(834)
Balance at June 30, 2021 (unaudited)	3,162,500	$317	$24,683	$(1,834)	$23,166

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$621,507	$(834)
Adjustments to reconcile net income (loss) to net cash used in operations:
Net gain on investments held in Trust Account	(189,482)	—
Change in fair value of warrant liability	(1,156,965)	—
Changes in operating assets and liabilities:
Accounts payable	33,608
Accrued expenses	135,001	—
Prepaid expenses	71,839	—
Franchise tax payable	34,400	—
Net cash used in operating activities	(450,092)	(834)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	150,000
Offering costs paid	—	(157,239)
Net cash used in financing activities	—	(7,239)

Net Change in Cash	(450,092)	(8,073)
Cash - Beginning of Period	799,808	25,000
Cash - End of Period	$349,716	$16,927

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period from June 23, 2020 (Inception) through June 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,361,456 warrants (the “Private Warrants”, together with the Public Warrants, the “Warrants”) at a price of $0.93 per Private Warrant in a private placement to Chardan NexTech 2 Warrant Holdings LLC, a Delaware limited liability company (“Warrant Holdings” or “Holdings”), an affiliate of Chardan NexTech Investments 2 LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $4,052,000, which is described in Note 4.

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

Business Combination Agreement

On May 15, 2022, Chardan entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dragonfly Energy Corp., a Nevada corporation (“Dragonfly”), and Bronco Merger Sub, Inc., a Nevada corporation and a direct, wholly owned subsidiary of Chardan (“Merger Sub”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with applicable provisions of the Nevada Revised Statutes (“NRS”) and the Delaware General Corporation Law (“DGCL”), Merger Sub will merge with and into Dragonfly, the separate corporate existence of Merger Sub will cease and Dragonfly will be the surviving corporation and a wholly owned subsidiary of Chardan (the “Merger”);

(ii) at the Closing, Chardan will be renamed “Dragonfly Energy Holdings Corp.” and is referred to herein as “New Dragonfly”;

(iii) as a result of the Merger, among other things, all shares of capital stock of Dragonfly outstanding as of immediately prior to the effective time of the Merger will be canceled in exchange for the right to receive shares of common stock, par value $0.0001 per share, of New Dragonfly (“New Dragonfly Common Stock”);

(iv) as a result of the Merger, each Dragonfly option outstanding as of immediately prior to the effective time of the Merger will be converted into the right to receive a New Dragonfly option, subject to certain exceptions and conditions as set forth in the Merger Agreement;

(v) at the Closing, 40,000,000 shares of New Dragonfly Common Stock shall be issuable to existing holders of Dragonfly capital stock or pursuant to the aforementioned converted options; and

(vi) following the Closing, existing holders of Dragonfly capital stock will have the right to receive up to an aggregate of 40,000,000 additional shares of New Dragonfly Common Stock in three tranches as follows:

(A) New Dragonfly shall issue 15,000,000 shares of New Dragonfly common stock in the aggregate, if, as disclosed in the Annual Report on Form 10-K for the fiscal year ending December 31, 2023 for New Dragonfly filed with the United States Securities and Exchange Commission (the “SEC”), New Dragonfly’s (x) total audited revenue for the year ended December 31, 2023 is equal to or greater than $250,000,000, and (y) audited operating income for the year ended December 31, 2023 is equal to or greater than $35,000,000;

(B) New Dragonfly shall issue an additional 12,500,000 shares of New Dragonfly common stock, in the aggregate (the “Second Earnout”), if at any time during the period beginning on the Closing Date and ending on December 31, 2026, the VWAP of the New Dragonfly common stock over any 20 Trading Days (which may or may not be consecutive) within any 30 consecutive Trading Day period is greater than or equal to $22.50 per share of New Dragonfly common stock (the “Second Milestone”); and

(C) New Dragonfly shall issue an additional 12,500,000 shares of New Dragonfly common stock, in the aggregate (the “Third Earnout”), if at any time during the period beginning on the Closing Date and ending on December 31, 2028, the VWAP of the New Dragonfly

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

common stock over any 20 Trading Days (which may or may not be consecutive) within any 30 consecutive Trading Day period is greater than or equal to $32.50 per share of New Dragonfly common stock (the “Third Milestone”).

Upon the occurrence of the Third Milestone, if the Second Milestone has yet to occur, the Second Milestone will be deemed to have occurred simultaneously with the Third Milestone and the holders of Dragonfly capital stock shall be entitled to receive the Second Earnout as if the Second Milestone had occurred on or prior to December 31, 2026, provided, however, that such date shall only occur once, if at all, and in no event shall such holders be collectively entitled to receive more than an aggregate of 40,000,000 additional shares of New Dragonfly Common Stock.

The Board of Directors of Chardan (the “Board”) has unanimously (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of Chardan.

Upon the consummation of the business combination, the Board will be composed of seven members, five of whom will be designated by Dragonfly and two of whom will be designated by Chardan.

On May 15, 2022, concurrently with the execution of the Merger Agreement, Chardan entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor (the “PIPE Investor”). Pursuant to and subject to the terms and conditions contained in the Subscription Agreement, the PIPE Investor has subscribed to purchase up to 500,000 shares of New Dragonfly Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of up to $5,000,000 (the “PIPE Investment”).

The Merger Agreement contains customary representations and warranties by Chardan, Merger Sub, and Dragonfly. The representations and warranties of the respective parties to the Merger Agreement generally will not survive the Closing.

The Merger Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) Dragonfly to prepare and deliver to Chardan certain audited and unaudited consolidated financial statements of Dragonfly, (iv) Chardan to prepare and file a proxy statement/registration statement on Form S-4 and take certain other actions to obtain the requisite approval of Chardan stockholders of certain proposals regarding the Merger, (v) the parties to use commercially reasonable efforts to obtain necessary approvals from governmental agencies and (vi) to the extent Closing has not occurred by August 10, 2022, then, pursuant to Chardan’s organizational documents, Chardan shall extend the deadline to consummate its initial business combination by an additional three months from the Termination Date (as defined in Chardan’s Amended and Restated Certificate of Incorporation as in effect on May 15, 2022) (such date, the “Extended Termination Date”); provided that if the Closing has not occurred by the date that is two business days prior to the Extended Termination Date, Chardan shall extend the deadline to consummate its initial business combination by an additional three months from the Extended Termination Date.

Other Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Registration Rights & Certain Restrictions on Transfer

The Merger Agreement contemplates that, at the Closing, New Dragonfly, Chardan NexTech Investments 2 LLC, a Delaware limited liability company (the “Sponsor”), Chardan’s initial stockholders, certain shareholders of Dragonfly and certain of each of their respective affiliates, as applicable, and the other parties thereto, will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which New Dragonfly will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of New Dragonfly Common Stock and other equity securities of New Dragonfly that are held by the parties thereto from time to time and the parties thereto will be provided with customary demand and piggyback registration rights. Additionally, the Registration Rights Agreement and the Bylaws of New Dragonfly contain certain restrictions on transfer with respect to (i) shares of New Dragonfly Common Stock and any other equity securities convertible into or exercisable or exchangeable for shares of New Dragonfly Common Stock held by the Dragonfly Stockholders immediately

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

following the Closing (other than any shares purchased in the public market or in the PIPE Investment) and (ii) any Earnout Shares (as defined in the Merger Agreement) issued within six (6) months of the closing date and any shares of New Dragonfly Common Stock issued with respect to or in exchange for such Earnout Shares (the “Lock-up Shares”). Such restrictions begin at the Closing and end on the date that is six months after Closing.

Sponsor Support Agreement

On May 15, 2022, the Sponsor, Chardan and Dragonfly entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed to (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and against any proposal that would reasonably be expected to result in (x) a breach of any of Chardan’s or Merger Sub’s covenants, agreements or obligations under the Merger Agreement or in any Ancillary Agreements or (y) any Closing conditions set forth in Section 9.1 or 9.3 or the Merger Agreement not being satisfied, (ii) retain and not redeem its holdings in Chardan prior to the Closing, (iii) be subject to certain transfer restrictions with respect to its holdings in Chardan and (iv) be bound by certain provisions of the Merger Agreement as if it were an original signatory thereto, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

Subscription Agreement

On May 15, 2022, concurrently with the execution of the Merger Agreement, Chardan entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor (the “PIPE Investor”). Pursuant to and subject to the terms and conditions contained in the Subscription Agreement, the PIPE Investor has subscribed to purchase up to 500,000 shares of New Dragonfly Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of up to $5,000,000 (the “PIPE Investment”).

As set forth in the Subscription Agreement, the PIPE Investor may purchase shares of the Chardan common stock, par value $0.0001 per share (“Chardan Common Stock”) in the open market, and reduce (i) its purchase price under the Subscription Agreement by an amount equal to the number of shares that the PIPE Investor purchased in the open market multiplied by the per share redemption amount received by public stockholders who elect to redeem their shares prior to the Closing and (ii) the number of shares it subscribed for by an amount equal to the number of Shares Subscriber purchased in the open market and not redeemed as contemplated above. The PIPE Investor agreed that it will not exercise its right to vote any shares it may purchase in the open market following the date of the Subscription Agreement and prior to the Closing, in connection with any vote to approve the Merger.

The PIPE Investment will be consummated substantially concurrently with the Closing.

The Subscription Agreement will terminate with no further force and effect upon the earliest to occur of: (i) such date and time as the Merger Agreement is terminated in accordance with its terms, (ii) the mutual written agreement of the parties to the Subscription Agreement, (iii) if the conditions to closing set forth in the Subscription Agreement are not satisfied at, or are not capable of being satisfied on or prior to, the Closing and, as a result thereof, the transactions contemplated by the Subscription Agreement will not be or are not consummated at the Closing and (iv) May 15, 2023, if the Closing has not occurred on or before such date.

Debt Commitment Letter

On May 15, 2022, Chardan and Dragonfly entered into a commitment letter (the “Debt Commitment Letter”), with EICF Agent LLC (“EIP”) and CCM Investments 5 LLC, an affiliate of the Sponsor (“CCM 5”, and collectively with EIP, the “Initial Lenders”), pursuant to which the Initial Lenders have agreed to provide Dragonfly with a senior secured term loan facility in an aggregate principal amount of $75,000,000 (the “Term Loan Facility”) subject to the satisfaction of a number of specified conditions set forth in the Debt Commitment Letter. CCM 5 intends to backstop its commitment under the Debt Commitment Letter by entering into a backstop commitment letter (the “Backstop Commitment Letter”) with certain third party financing sources prior to the Closing Date.

The proceeds of the Term Loan Facility will be used (i) to support the Merger, (ii) to repay all outstanding PIUS Debt and other obligations of Dragonfly, (iii) to pay for fees and expenses in connection with the foregoing, (iv) to provide additional growth capital and (v) for other general/corporate purposes. The Term Loan Facility must be fully drawn on the Closing Date, will mature four years

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

from the Closing Date and will be subject to quarterly amortization of 5% per annum beginning 24 months after the Closing Date. Chardan will be a guarantor under the Term Loan Facility.

As part of the consideration for the Term Loan Facility, New Dragonfly will also issue to the Initial Lenders (but not CCM 5 to the extent it has not backstopped its commitment pursuant to the Backstop Commitment Letter) on the Closing Date: (i) penny warrants (the “Penny Warrants”) exercisable to purchase 3.6% of New Dragonfly’s common stock on a fully-diluted basis, calculated as of the Closing Date, and (ii) warrants (the “$10 Per Share Warrants”) exercisable to purchase 1.6 million shares of New Dragonfly’s common stock at $10 per share. The Penny Warrants will have an exercise period of ten years from the date of issuance. The $10 Per Share Warrants will have an exercise period of five years from the date of issuance and will have customary cashless exercise provisions. The warrants will have standard anti-dilution protections. The shares of New Dragonfly common stock issuable upon exercise of the warrants shall have customary registration rights requiring New Dragonfly to file and keep effective a registration statement registering the resale of such shares.

Equity Facility Letter Agreement

On May 15, 2022, Chardan, Dragonfly and CCM 5 (the “Equity Facility Investor”) entered into a letter agreement (together with the Summary of Indicative Terms attached as an exhibit thereto, the “Equity Facility Letter Agreement”) pursuant to which Chardan and Dragonfly agreed to enter into definitive documentation (the “Equity Facility Definitive Documentation”) to establish a committed equity facility (the “Equity Facility”) prior to the Closing. The Equity Facility Definitive Documentation will contain terms that are consistent with the Equity Facility Letter Agreement and customary for documentation of this nature. Pursuant to and subject to the conditions to be set forth in the Equity Facility Definitive Documentation, New Dragonfly will have the right from time to time at its option to direct the Equity Facility Investor to purchase up to a specified maximum amount of shares of New Dragonfly common stock, up to a maximum aggregate purchase price of $150,000,000 over the 36-month term of the Equity Facility Letter Agreement.

The foregoing descriptions of the Merger Agreement, form of the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter and the Equity Facility Letter Agreement and the transactions and documents contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, form of the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter and the Equity Facility Letter Agreement, copies of which are filed with this Current Report on Form 8-K, and the terms of which are incorporated by reference herein.

The Merger Agreement, the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter and the Equity Facility Letter Agreement have been included to provide investors with information regarding their terms. They are not intended to provide any other factual information about Chardan, Dragonfly, or their affiliates. The representations, warranties, covenants and agreements contained in the Merger Agreement, the Registration Rights Agreement, the Sponsor Support Agreement, the Registration Rights Agreement, the Subscription Agreement, the Debt Commitment Letter and the Equity Facility Letter Agreement and the other documents related thereto were made only for purposes of such agreements as of the specific dates therein, were solely for the benefit of the parties to the Merger Agreement, the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter and the Equity Facility Letter Agreement, as applicable, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter or the Equity Facility Letter Agreement, as applicable, instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Merger Agreement, the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter or the Equity Facility Letter Agreement and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Merger Agreement, the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter or the Equity Facility Letter Agreement, as applicable, which subsequent information may or may not be fully reflected in Chardan’s public disclosures.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern Consideration

As of June 30, 2022, the Company had $349,716 in cash held outside of the Trust Account and working capital surplus of $263,247. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through February 13, 2023, the date at which the Company must consummate a business combination after taking into the effect of both extensions being filed, as described below. Management plans to address the uncertainty through a Business Combination, which is not guaranteed.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company will have 12 months, or August 13, 2022, from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate an initial Business Combination within 12 months, the Company’s Sponsor or their affiliates or designees may, but are not obligated to, extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 18 months, or February 13, 2023, to complete a Business Combination), by depositing into the Trust Account $1,265,000 for each extension ($0.10 per share or $2,530,000 in aggregate), on or prior to date of applicable deadline. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company plans to complete a Business Combination before the date of liquidation, the Company has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 13, 2023.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC on March 29, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in Net income from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were $128,610,697 and $128,421,215, respectively.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 12,650,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and retained earnings (accumulated deficit).

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

As of June 30, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets are reconciled in the following table:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants will be recognized as a non-cash gain or loss on the unaudited condensed statements of operations.

The Company accounts for the Private Warrants issued concurrently in connection with the Initial Public Offering in accordance with ASC 815-40, under which the Private Warrants will not meet the criteria for equity classification and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Warrants will be measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement (“ASC 820”), with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2022 and 2021.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per common share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,115,358 shares in the calculation of diluted income (loss) per share, since the exercise of the Warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(570,333)	$(834)	$621,507	$(834)
Denominator:
Basic weighted average shares outstanding	15,812,500	2,750,000	15,812,500	2,750,000
Basic net income (loss) per common share	$(0.04)	$(0.00)	$0.04	$(0.00)
Diluted weighted average shares outstanding	15,812,500	2,750,000	15,812,500	2,750,000
Diluted net income (loss) per common share	$(0.04)	$(0.00)	$0.04	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

With certain limited exceptions, 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) six months after the date of the consummation of a Business Combination (the “Escrow Period”) or (ii) the date on which the closing price of the Company’s shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any ten trading days within any 30-trading day period commencing after the consummation of a Business Combination. The remaining 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until the expiration of the Escrow Period. In either case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property, and either (1) before the expiration of the Escrow Period, then the Founder Shares will be canceled, or (2) after the expiration of the Escrow Period, release the Founder Shares to the initial stockholders.

Promissory Note — Related Party

On July 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The promissory note was non-interest bearing, unsecured and was repaid at August 19, 2021. As of June 30, 2022 and December 31, 2021, there was no outstanding balance under the note. The Promissory Note is no longer available to the Company.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. As of June 30, 2022, the Company has not exercised its option to use such services.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s initial stockholders, officers and directors or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of an initial Business Combination, without interest. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into any of the Company’s securities and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their loans into any of the Company’s securities. As of June 30, 2022 and December 31, 2021, the Company had no working capital loans outstanding.

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

NOTE 7. WARRANTS

As of June 30, 2022 and December 31, 2021 there was 9,847,500 Public Warrants and 4,627,858 Private Warrants outstanding, respectively. Each whole Public Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per whole share. Each of the Private Warrants is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (and the Private Warrants will expire worthless). The Warrants provide for a cashless exercise which the Company’s management determined to be a net settlement feature with no obligation to settle in cash. The net shares issued in a cashless exercise are based on the fair value of the Company’s common stock at the time the Warrants are exercised.

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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, the Company had no issued or outstanding shares of preferred stock.

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Common stock —The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On June 30, 2022 and December 31, 2021, there were 15,812,500 shares of common stock issued and outstanding, including 12,650,000 shares of common stock subject to possible redemption. Of the 15,812,500 shares of common stock outstanding, up to 412,500 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On August 16, 2021, the underwriters’ exercised the over-allotment option in full  (see Note 6), thus these shares are no longer subject to forfeiture.

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

NOTE 9. INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2022 was 0.0%. The effective tax rate for the three and six months ended June 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and unrealized gains on the investments held in the Trust Account, which are not recognized for tax purposes. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$128,610,697	$128,610,697	$—	$—
Liabilities
Warrant liabilities – Private Warrants	$879,293	$—	$—	$879,293

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$128,421,215	$128,421,215	$—	$—
Liabilities
Warrant liabilities – Private Warrants	$2,036,258	$—	$—	$2,036,258

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

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of June	As of December
	30, 2022	31, 2021
Common stock price	$10.15	$9.97
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Term to Business Combination (years)	4.12	4.61
Volatility	11.8%	9.1%
Risk-free rate	3.00%	1.20%
Fair value	$0.19	$0.44

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of June 23, 2020 (inception)	$—
Initial measurement	5,553,429
Change in valuation inputs or other assumptions	(3,517,171)
Fair value at December 31, 2021	$2,036,258
Change in valuation inputs or other assumptions	1,434,636
Fair value at March 31, 2022	$601,622
Change in valuation inputs or other assumptions	(277,671)
Fair value at June 30, 2022	$879,293

The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $277,671 within change in fair value of warrant liabilities in the unaudited condensed statement of operations for the three months ended June 30, 2022. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $1,156,965 within change in fair value of warrant liabilities in the unaudited condensed statement of operations for the six months ended June 30, 2022. For the three and six months ended June 30, 2021, there were no warrants outstanding.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 12, 2022, the Company, Dragonfly and Merger Sub entered into that certain Amendment to the Agreement and Plan of Merger, between the Company, Dragonfly and Merger Sub (the “Amendment”), which amended the Merger Agreement to, among other things, reflect a $15 million increase in the consideration to be issued in the business combination in connection with Dragonfly entering into a Stock Purchase Agreement with THOR Industries, Inc. (“THOR”), dated as of July 12, 2022, whereby for $15 million in cash, THOR purchased 1,267,502 shares of Dragonfly common stock (the “THOR Investment”). In connection with the THOR Investment, THOR and Dragonfly will enter into a commercial arrangement pursuant to which (i) THOR and certain of THOR’s affiliates will, among other

CHARDAN NEXTECH ACQUISITION 2 CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

things, transition to lithium-ion batteries manufactured and sold by Dragonfly, and (ii) Dragonfly will, among other things, grant certain board observer rights (with customary limitations) to THOR.

Other than as expressly modified by the Amendment, the Merger Agreement remains in full force and effect.

Special Meeting to Amend Charter and Investment Management Trust Agreement

On August 5, 2022, Chardan held a special meeting (the “Special Meeting”), at which holders of 11,331,512 shares of common stock of Chardan, par value $0.0001 per share (“Chardan Common Stock”), were present in person or by proxy, representing approximately 71.66% of the voting power of the 15,812,500 shares of Chardan Common Stock issued and outstanding entitled to vote at the Special Meeting at the close of business on July 11, 2022, which was the record date (the “Record Date”) for the Special Meeting. Stockholders of record as of the close of business on the Record Date are referred to herein as “Stockholders.”

At the Special Meeting, the Stockholders approved the proposal to amend the Company's Amended and Restated Certificate of Incorporation (the “Charter”) to provide the Company's officers, directors, initial stockholders and Chardan NexTech 2 Warrant Holdings, LLC (collectively, the “Insiders”) the ability to extend the date by which the Company must complete a business combination up to three (3) times for an additional one (1) month each time (for a maximum of three (3) one-month extensions) upon the deposit into the trust account (the “Trust Account”) by the Insiders, their affiliates or designees of $200,000 upon five days' advance notice prior to August 13, 2022 (or such other applicable deadline) (the “Extension,” and such proposal, the “Charter Amendment”). On July 29, 2022, to effectuate the Charter Amendment, the board of directors of the Company (the “Board”) approved and adopted the Second Amended and Restated Memorandum and Articles of Association of the Company (the “Second A&R Charter”). The foregoing description of the Second A&R Charter does not purport to be complete and is qualified in its entirety by the terms of the Second A&R Charter, a copy of which is attached hereto as Exhibit 3.1 and incorporated herein by reference.

In connection with the Charter Amendment, Stockholders elected to redeem 9,556,652 shares of Chardan Common Stock, representing approximately 60.44% of the issued and outstanding shares of Chardan Common Stock and 75.55% of the issued outstanding Chardan Common Stock sold in the IPO, resulting in the distribution of $97,194,950 from the Trust Account to the redeeming Stockholders. Following such redemptions, approximately $31,460,579 remains in the Trust Account and 6,255,848 shares of Chardan Common Stock will remain issued and outstanding.

In addition, at the Special Meeting, the Stockholders approved the proposal to amend the Investment Management Trust Agreement, dated August 10, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Company (the “Trustee”) to authorize the Extension and its implementation by the Company (the “Trust Amendment Proposal”). On July 29, 2022, to effectuate the Trust Amendment Proposal, the Board approved and adopted Amendment No. 1 to the Investment Management Trust Agreement (the “Trust Agreement Amendment”). The foregoing description of the Trust Agreement Amendment does not purport to be complete and is qualified in its entirety by the terms of the Trust Agreement Amendment, a copy of which is attached hereto as Exhibit 10.6 and incorporated herein by reference.

Extension

In connection with the Extension, the Insiders notified the Company on August 8, 2022 of the Insiders' intention to extend the date by which the Company must complete a business combination for an additional one (1) month by depositing $200,000 into the Trust Account.

Also in connection with the Extension, the Company and Chardan NexTech 2 Warrant Holdings, LLC (“CNTQ Warrant Holdings”) entered into a promissory note on August 11, 2022 (the “Extension Note”), whereby the Company agreed to pay $200,000 to CNTQ Warrant Holdings.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Special Meeting to Amend Charter and Investment Management Trust Agreement

On August 5, 2022, Chardan held a special meeting (the “Special Meeting”), at which holders of 11,331,512 shares of common stock of Chardan, par value $0.0001 per share (“Chardan Common Stock”), were present in person or by proxy, representing approximately 71.66% of the voting power of the 15,812,500 shares of Chardan Common Stock issued and outstanding entitled to vote at the Special Meeting at the close of business on July 11, 2022, which was the record date (the “Record Date”) for the Special Meeting. Stockholders of record as of the close of business on the Record Date are referred to herein as “Stockholders”.

At the Special Meeting, the Stockholders approved the proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to provide the Company’s officers, directors, initial stockholders and Chardan NexTech 2 Warrant Holdings, LLC (collectively, the “Insiders”) the ability to extend the date by which the Company must complete a business combination up to three (3) times for an additional one (1) month each time (for a maximum of three (3) one-month extensions) upon the deposit into the trust account (the “Trust Account”) by the Insiders, their affiliates or designees of $200,000 upon five days’ advance notice prior to August 13, 2022 (or such other applicable deadline) (the “Extension,” and such proposal, the “Charter Amendment”). On July 29, 2022, to effectuate the Charter Amendment, the board of directors of the Company (the “Board”) approved and adopted the Second Amended and Restated Memorandum and Articles of Association of the Company (the “Second A&R Charter”).

In connection with the Charter Amendment, Stockholders elected to redeem 9,556,652 shares of Chardan Common Stock, representing approximately 60.44% of the issued and outstanding shares of Chardan Common Stock and 75.55% of the issued outstanding Chardan Common Stock sold in the IPO.

In addition, at the Special Meeting, the Stockholders approved the proposal to amend the Investment Management Trust Agreement, dated August 10, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Company (the “Trustee”) to authorize the Extension and its implementation by the Company (the “Trust Amendment Proposal”). On July 29, 2022, to effectuate the Trust Amendment Proposal, the Board approved and adopted Amendment No. 1 to the Investment Management Trust Agreement (the “Trust Agreement Amendment”).

Extension

In connection with the Extension, the Insiders notified the Company on August 8, 2022 of the Insiders’ intention to extend the date by which the Company must complete a business combination for an additional one (1) month by depositing $200,000 into the Trust Account.

Also in connection with the Extension, the Company and Chardan NexTech 2 Warrant Holdings, LLC (“CNTQ Warrant Holdings”) entered into a promissory note on August 11, 2022 (the “Extension Note”), whereby the Company agreed to pay $200,000 to CNTQ Warrant Holdings.

Business Combination Agreement

On May 15, 2022, Chardan entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dragonfly Energy Corp., a Nevada corporation (“Dragonfly”), and Bronco Merger Sub, Inc., a Nevada corporation and a direct, wholly owned subsidiary of Chardan (“Merger Sub”). The Merger Agreement, as amended by that certain Amendment to the Agreement and Plan of Merger, entered into on July 12, 2022, between the Company, Dragonfly and Merger Sub (the “Amendment”), provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with applicable provisions of the Nevada Revised Statutes (“NRS”) and the Delaware General Corporation Law (“DGCL”), Merger Sub will merge with and into Dragonfly, the separate corporate existence of Merger Sub will cease and Dragonfly will be the surviving corporation and a wholly owned subsidiary of Chardan (the “Merger”);

(ii) at the Closing, Chardan will be renamed “Dragonfly Energy Holdings Corp.” and is referred to herein as “New Dragonfly”;

(iii) as a result of the Merger, among other things, all shares of capital stock of Dragonfly outstanding as of immediately prior to the effective time of the Merger will be canceled in exchange for the right to receive shares of common stock, par value $0.0001 per share, of New Dragonfly (“New Dragonfly Common Stock”);

(iv) as a result of the Merger, each Dragonfly option outstanding as of immediately prior to the effective time of the Merger will be converted into the right to receive a New Dragonfly option, subject to certain exceptions and conditions as set forth in the Merger Agreement;

(v) at the Closing, 40,000,000 shares of New Dragonfly Common Stock shall be issuable to existing holders of Dragonfly capital stock or pursuant to the aforementioned converted options; and

(vi) following the Closing, existing holders of Dragonfly capital stock will have the right to receive up to an aggregate of 40,000,000 additional shares of New Dragonfly Common Stock in three tranches as follows:

(A) New Dragonfly shall issue 15,000,000 shares of New Dragonfly common stock in the aggregate, if, as disclosed in the Annual Report on Form 10-K for the fiscal year ending December 31, 2023 for New Dragonfly filed with the SEC, New Dragonfly’s (x) total audited revenue for the year ended December 31, 2023 is equal to or greater than $250,000,000, and (y) audited operating income for the year ended December 31, 2023 is equal to or greater than $35,000,000;

(B) New Dragonfly shall issue an additional 12,500,000 shares of New Dragonfly common stock, in the aggregate (the “Second Earnout”), if at any time during the period beginning on the Closing Date and ending on December 31, 2026, the VWAP of the New Dragonfly common stock over any 20 Trading Days (which may or may not be consecutive) within any 30 consecutive Trading Day period is greater than or equal to $22.50 per share of New Dragonfly common stock (the “Second Milestone”); and

(C) New Dragonfly shall issue an additional 12,500,000 shares of New Dragonfly common stock, in the aggregate (the “Third Earnout”), if at any time during the period beginning on the Closing Date and ending on December 31, 2028, the VWAP of the New Dragonfly common stock over any 20 Trading Days (which may or may not be consecutive) within any 30 consecutive Trading Day period is greater than or equal to $32.50 per share of New Dragonfly common stock (the “Third Milestone”).

Upon the occurrence of the Third Milestone, if the Second Milestone has yet to occur, the Second Milestone will be deemed to have occurred simultaneously with the Third Milestone and the holders of Dragonfly capital stock shall be entitled to receive the Second Earnout as if the Second Milestone had occurred on or prior to December 31, 2026, provided, however, that such date shall only occur once, if at all, and in no event shall such holders be collectively entitled to receive more than an aggregate of 40,000,000 additional shares of New Dragonfly Common Stock.

The Board has unanimously (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of Chardan.

Upon the consummation of the business combination, the Board will be composed of seven members, five of whom will be designated by Dragonfly and two of whom will be designated by Chardan.

On May 15, 2022, concurrently with the execution of the Merger Agreement, Chardan entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor (the “PIPE Investor”). Pursuant to and subject to the terms and conditions contained in the Subscription Agreement, the PIPE Investor has subscribed to purchase up to 500,000 shares of New Dragonfly Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of up to $5,000,000 (the “PIPE Investment”).

The Merger Agreement contains customary representations and warranties by Chardan, Merger Sub, and Dragonfly. The representations and warranties of the respective parties to the Merger Agreement generally will not survive the Closing.

The Merger Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) Dragonfly to prepare and deliver to Chardan certain audited and unaudited consolidated financial statements of Dragonfly, (iv) Chardan to prepare and file a proxy statement/registration statement on Form S-4 and take certain other actions to obtain the requisite approval of Chardan stockholders of certain proposals regarding the Merger, (v) the parties to use commercially reasonable efforts to obtain necessary approvals from governmental agencies and (vi) to the extent Closing has not occurred by August 10, 2022, then, pursuant to Chardan’s organizational documents, Chardan shall extend the deadline to consummate its initial business combination by an additional three months from the Termination Date (as defined in Chardan’s Amended and Restated Certificate of Incorporation as in effect on May 15, 2022) (such date, the “Extended Termination Date”); provided that if the Closing has not occurred by the date that is two business days prior to the Extended Termination Date, Chardan shall extend the deadline to consummate its initial business combination by an additional three months from the Extended Termination Date.

Other Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Registration Rights & Certain Restrictions on Transfer

The Merger Agreement contemplates that, at the Closing, New Dragonfly, Chardan NexTech Investments 2 LLC, a Delaware limited liability company (the “Sponsor”), Chardan’s initial stockholders, certain shareholders of Dragonfly and certain of each of their respective affiliates, as applicable, and the other parties thereto, will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which New Dragonfly will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of New Dragonfly Common Stock and other equity securities of New Dragonfly that are held by the parties thereto from time to time and the parties thereto will be provided with customary demand and piggyback registration rights. Additionally, the Registration Rights Agreement and the Bylaws of New Dragonfly contain certain restrictions on transfer with respect to (i) shares of New Dragonfly Common Stock and any other equity securities convertible into or exercisable or exchangeable for shares of New Dragonfly Common Stock held by the Dragonfly Stockholders immediately following the Closing (other than any shares purchased in the public market or in the PIPE Investment) and (ii) any Earnout Shares (as defined in the Merger Agreement) issued within six (6) months of the closing date and any shares of New Dragonfly Common Stock issued with respect to or in exchange for such Earnout Shares (the “Lock-up Shares”). Such restrictions begin at the Closing and end on the date that is six months after Closing.

Sponsor Support Agreement

On May 15, 2022, the Sponsor, Chardan and Dragonfly entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed to (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and against any proposal that would reasonably be expected to result in (x) a breach of any of Chardan’s or Merger Sub’s covenants, agreements or obligations under the Merger Agreement or in any Ancillary Agreements or (y) any Closing conditions set forth in Section 9.1 or 9.3 or the Merger Agreement not being satisfied, (ii) retain and not redeem its holdings in Chardan prior to the Closing, (iii) be subject to certain transfer restrictions with respect to its holdings in Chardan and (iv) be bound by certain provisions of the Merger Agreement as if it were an original signatory thereto, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

Subscription Agreement

On May 15, 2022, concurrently with the execution of the Merger Agreement, Chardan entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor (the “PIPE Investor”). Pursuant to and subject to the terms and conditions contained in the Subscription Agreement, the PIPE Investor has subscribed to purchase up to 500,000 shares of New Dragonfly Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of up to $5,000,000 (the “PIPE Investment”).

As set forth in the Subscription Agreement, the PIPE Investor may purchase shares of Chardan Common Stock in the open market, and reduce (i) its purchase price under the Subscription Agreement by an amount equal to the number of shares that the PIPE Investor purchased in the open market multiplied by the per share redemption amount received by public stockholders who elect to redeem their shares prior to the Closing and (ii) the number of shares it subscribed for by an amount equal to the number of Shares Subscriber purchased in the open market and not redeemed as contemplated above. The PIPE Investor agreed that it will not exercise its right to vote any shares it may purchase in the open market following the date of the Subscription Agreement and prior to the Closing, in connection with any vote to approve the Merger.

The PIPE Investment will be consummated substantially concurrently with the Closing.

The Subscription Agreement will terminate with no further force and effect upon the earliest to occur of: (i) such date and time as the Merger Agreement is terminated in accordance with its terms, (ii) the mutual written agreement of the parties to the Subscription Agreement, (iii) if the conditions to closing set forth in the Subscription Agreement are not satisfied at, or are not capable of being satisfied on or prior to, the Closing and, as a result thereof, the transactions contemplated by the Subscription Agreement will not be or are not consummated at the Closing and (iv) May 15, 2023, if the Closing has not occurred on or before such date.

Debt Commitment Letter

On May 15, 2022, Chardan and Dragonfly entered into a commitment letter (the “Debt Commitment Letter”), with EICF Agent LLC (“EIP”) and CCM Investments 5 LLC, an affiliate of the Sponsor (“CCM 5”, and collectively with EIP, the “Initial Lenders”), pursuant to which the Initial Lenders have agreed to provide Dragonfly with a senior secured term loan facility in an aggregate principal amount of $75,000,000 (the “Term Loan Facility”) subject to the satisfaction of a number of specified conditions set forth in the Debt Commitment Letter. CCM 5 intends to backstop its commitment under the Debt Commitment Letter by entering into a backstop commitment letter (the “Backstop Commitment Letter”) with certain third party financing sources prior to the Closing Date.

The proceeds of the Term Loan Facility will be used (i) to support the Merger, (ii) to repay all outstanding PIUS Debt and other obligations of Dragonfly, (iii) to pay for fees and expenses in connection with the foregoing, (iv) to provide additional growth capital and (v) for other general/corporate purposes. The Term Loan Facility must be fully drawn on the Closing Date, will mature four years from the Closing Date and will be subject to quarterly amortization of 5% per annum beginning 24 months after the Closing Date. Chardan will be a guarantor under the Term Loan Facility.

As part of the consideration for the Term Loan Facility, New Dragonfly will also issue to the Initial Lenders (but not CCM 5 to the extent it has not backstopped its commitment pursuant to the Backstop Commitment Letter) on the Closing Date: (i) penny warrants (the “Penny Warrants”) exercisable to purchase 3.6% of New Dragonfly’s common stock on a fully-diluted basis, calculated as of the Closing Date, and (ii) warrants (the “$10 Per Share Warrants”) exercisable to purchase 1.6 million shares of New Dragonfly’s common stock at $10 per share. The Penny Warrants will have an exercise period of ten years from the date of issuance. The $10 Per Share Warrants will have an exercise period of five years from the date of issuance and will have customary cashless exercise provisions. The warrants will have standard anti-dilution protections. The shares of New Dragonfly common stock issuable upon exercise of the warrants shall have customary registration rights requiring New Dragonfly to file and keep effective a registration statement registering the resale of such shares.

Equity Facility Letter Agreement

On May 15, 2022, Chardan, Dragonfly and CCM 5 (the “Equity Facility Investor”) entered into a letter agreement (together with the Summary of Indicative Terms attached as an exhibit thereto, the “Equity Facility Letter Agreement”) pursuant to which Chardan and Dragonfly agreed to enter into definitive documentation (the “Equity Facility Definitive Documentation”) to establish a committed equity facility (the “Equity Facility”) prior to the Closing. The Equity Facility Definitive Documentation will contain terms that are consistent with the Equity Facility Letter Agreement and customary for documentation of this nature. Pursuant to and subject to the conditions to be set forth in the Equity Facility Definitive Documentation, New Dragonfly will have the right from time to time at its option to direct the Equity Facility Investor to purchase up to a specified maximum amount of shares of New Dragonfly common stock, up to a maximum aggregate purchase price of $150,000,000 over the 36-month term of the Equity Facility Letter Agreement.

The foregoing descriptions of the Merger Agreement, form of the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter and the Equity Facility Letter Agreement and the transactions and documents contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, form of the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter and the Equity Facility Letter Agreement, copies of which are filed with this Current Report on Form 8-K, and the terms of which are incorporated by reference herein.

The Merger Agreement, the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter and the Equity Facility Letter Agreement have been included to provide investors with information regarding their terms. They are not intended to provide any other factual information about Chardan, Dragonfly, or their affiliates. The representations, warranties, covenants and agreements contained in the Merger Agreement, the Registration Rights Agreement, the Sponsor Support Agreement, the Registration Rights Agreement, the Subscription Agreement, the Debt Commitment Letter and the Equity Facility Letter Agreement and the other documents related thereto were made only for purposes of such agreements as of the specific dates therein, were solely for the benefit of the parties to the Merger Agreement, the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter and the Equity Facility Letter Agreement, as applicable, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter or the Equity Facility Letter Agreement, as applicable, instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Merger Agreement, the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter or the Equity Facility Letter Agreement and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Merger Agreement, the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter or the Equity Facility Letter Agreement, as applicable, which subsequent information may or may not be fully reflected in Chardan’s public disclosures.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from June 23, 2020 (Inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $570,333, which resulted from a net gain on marketable securities held in Trust Account in the amount of $173,416, which was partially offset by the change in fair value of warrant liabilities of $277,671, operating and formation costs of $416,078, and franchise tax expense of $50,000.

For the six months ended June 30, 2022, we had net income of $621,507, which resulted from the change in fair value of warrant liabilities of $1,156,965 and a net gain on marketable securities held in Trust Account in the amount of $189,482, which was partially offset by operating and formation costs of $624,284, and franchise tax expense of $100,656.

For the three and six months ended June 30, 2021, we had a net loss of $834 which resulted entirely from formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, the Company had $349,716 and $799,808 in cash held outside of the Trust Account, respectively, and a working capital surplus of $263,247 and $988,187, respectively.

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any such loans.

For the six months ended June 30, 2022, net cash used in operating activities was $450,092, which was due to the change in fair value of warrants of $1,156,965, changes in operating assets and liabilities of $274,848, and net gain on investments in the Trust Account of $189,482, partially offset by our net income of $621,507.

For the six months ended June 30, 2021, net cash used in operating activities was $834, which was due to our net loss of $834.

There were no cash flows from financing activities for the six months ended June 30, 2022.

For the six months ended June 30, 2021, net cash used in financing activities was $7,239, which was due to offering costs paid of $157,239, partially offset by proceeds from promissory note - related party of $150,000.

There were no cash flows from financing activities for the six months ended June 30, 2022 and 2021.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 or December 31, 2021.

Contractual Obligations

As of June 30, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations. We entered into an administrative services agreement pursuant to which we pay the Sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 12,650,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and retained earnings (accumulated deficit).

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,115,358 shares in the calculation of diluted income (loss) per share, since the exercise of the Warrants are contingent upon the occurrence of future events.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022 and December 31, 2021, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022, due to the revision of the Balance Sheet as of August 13, 2021 that was included in a Form 8-K, Item 8.01, filed on August 19, 2021, regarding the classification of redeemable common stock, as described below, which constitutes a material weakness in our internal control over financial reporting. The revision was included as part of the September 30, 2021 Form 10-Q, as filed with the SEC on November 15, 2021.

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

Changes in Internal Control Over Financial Reporting

Other than the implementation of the remediation activities regarding the Company’s Balance Sheet on the Form 8-K filed on August 13, 2021, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 15, 2022, concurrently with the execution of the Merger Agreement, Chardan entered into the Subscription Agreement with the PIPE Investor Pursuant to and subject to the terms and conditions contained in the Subscription Agreement, the PIPE Investor has subscribed to purchase up to 500,000 shares of New Dragonfly Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of up to $5,000,000.

As set forth in the Subscription Agreement, the PIPE Investor may purchase shares of Chardan Common Stock in the open market, and reduce (i) its purchase price under the Subscription Agreement by an amount equal to the number of shares that the PIPE Investor purchased in the open market multiplied by the per share redemption amount received by public stockholders who elect to redeem their shares prior to the Closing and (ii) the number of shares it subscribed for by an amount equal to the number of Shares Subscriber purchased in the open market and not redeemed as contemplated above. The PIPE Investor agreed that it will not exercise its right to vote any shares it may purchase in the open market following the date of the Subscription Agreement and prior to the Closing, in connection with any vote to approve the Merger.

The PIPE Investment will be consummated substantially concurrently with the Closing.

The Subscription Agreement will terminate with no further force and effect upon the earliest to occur of: (i) such date and time as the Merger Agreement is terminated in accordance with its terms, (ii) the mutual written agreement of the parties to the Subscription Agreement, (iii) if the conditions to closing set forth in the Subscription Agreement are not satisfied at, or are not capable of being satisfied on or prior to, the Closing and, as a result thereof, the transactions contemplated by the Subscription Agreement will not be or are not consummated at the Closing and (iv) May 15, 2023, if the Closing has not occurred on or before such date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 9, 2022 the Board appointed Jory Des Jardins, who currently serves as an independent member of the Board, to serve on the audit committee of the Board (the “Audit Committee”). Upon the effective date of Ms. Des Jardins’ appointment to the Audit Committee, Jonas Grossman resigned from the Audit Committee, but remains a member of the Board.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Merger Agreement, dated as of May 15, 2022 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 16, 2022).
2.2	Amendment, dated as of July 12, 2022 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 12, 2022).
3.1	Second Amended and Restated Certificate of Incorporation of the Company.
10.1	Sponsor Support Agreement, dated as of May 15, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 16, 2022).
10.2	Subscription Agreement, dated as of May 15, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 16, 2022).
10.3	Form of Amended and Restated Registration Rights Agreement, dated as of May 15, 2022 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 16, 2022).
10.4	Debt Commitment Letter, dated as of May 15, 2022 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 16, 2022).
10.5	Equity Facility Letter Agreement, dated as of May 15, 2022 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 16, 2022).
10.6

Amendment No. 1 to Investment Management Trust Agreement, dated as of August 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2022).

10.7	Promissory Note, dated as of August 11, 2022, by and between the Company and Chardan NexTech 2 Warrant Holdings, LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chardan NexTech Acquisition 2 Corp

Date: August 15, 2022	By:	/s/ Jonas Grossman
Jonas Grossman
Chief Executive Officer, President,
Secretary, Treasurer and Director
(Principal Executive Officer)

Chardan NexTech Acquisition 2 Corp

Date: August 15, 2022	By:	/s/ Alex Weil
Alex Weil
Chief Financial Officer
(Principal Financial and Accounting Officer)