Form 10-Q/A
period 2022-06-30
Chardan NexTech Acquisition 2 Corp.
filed 2022-08-17
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-40730

CHARDAN NEXTECH ACQUISITION 2 CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-1873463
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

As of August 11, 2022, there were 6,255,848 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2022, is solely to correct the number of shares of the Company’s shares of common stock issued and outstanding on August 11, 2022, the date of filing the Form 10-Q. The Form 10-Q disclosed 15,812,500 instead of 6,255,848 shares of the Company’s shares of common stock due to a clerical error.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on August 15, 2022, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after August 15, 2022) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	These exhibits were previously included in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the Securities and Exchange Commission on August 15, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chardan NexTech Acquisition 2 Corp.

Date: August 17, 2022	By:	/s/ Jonas Grossman
Jonas Grossman
Chief Executive Officer, President,
Secretary, Treasurer and Director
(Principal Executive Officer)

Chardan NexTech Acquisition 2 Corp.

Date: August 17, 2022	By:	/s/ Alex Weil
Alex Weil
Chief Financial Officer
(Principal Financial and Accounting Officer)