Form 10-Q
period 2022-09-30
Dragonfly Energy Holdings Corp.
filed 2022-11-14
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-40730

DRAGONFLY ENERGY HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-1873463
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1190 Trademark Drive #108 Reno, Nevada 89521
(Address of principal executive offices and zip code)

(775) 622-3448
(Registrant’s telephone number, including area code)

Chardan NexTech Acquisition 2 Corp. 17 State Street, 21st Floor New York, New York, 10004
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	DFLI	The Nasdaq Global Market
Redeemable Warrants, exercisable for common stock at an exercise price of $11.50 per share, subject to adjustment	DFLIW	The Nasdaq Capital Market

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 9, 2022, there were 43,272,728 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

		Page
PART I - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	1

	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38

Item 4.	CONTROLS AND PROCEDURES	38

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	39

Item 1A.	RISK FACTORS	39

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40

Item 3.	DEFAULTS UPON SENIOR SECURITIES	40

Item 4.	MINE SAFETY DISCLOSURES	40

Item 5.	OTHER INFORMATION	40

Item 6.	EXHIBITS	41

SIGNATURES		42

i

PART I – FINANCIAL INFORMATION

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$316,023	$799,808
Prepaid expenses	171,026	302,590
Total Current Assets	487,049	1,102,398
Assets held in Trust Account	31,995,703	128,421,215
Total Assets	$32,482,752	$129,523,613
LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$990,587	$16,862
Accrued expenses	32,759	31,749
Franchise tax payable	150,000	65,600
Promissory note - related party	400,000	—
Income tax payable	39,340	—
Total Current Liabilities	1,612,686	114,211
Warrant liabilities	1,989,979	2,036,258
Total Liabilities	3,602,665	2,150,469

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 3,093,348 and 12,650,000 shares at approximately $10.25 and $10.15 per share at September 30, 2022 and December 31, 2021, respectively	31,706,363	128,397,500

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,162,500 shares issued and outstanding (excluding 3,093,348 and 12,650,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021, respectively	317	317
Additional paid-in capital	—	—
Accumulated deficit	(2,826,593)	(1,024,673)
Total Stockholders’ Deficit	(2,826,276)	(1,024,356)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$32,482,752	$129,523,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Operating and formation costs	$999,216	$92,234	$1,623,500	$93,068
Franchise tax expense	50,000	24,034	150,656	24,034
Loss from operations	(1,049,216)	(116,268)	(1,774,156)	(117,102)
Warrant issuance costs	—	(18,797)	—	(18,797)
Loss on sale of private warrants	—	(1,253,929)	—	(1,253,929)
Net gain on investments held in Trust Account	279,627	7,023	469,109	7,023
Change in fair value of warrant liability	(1,110,686)	4,072,514	46,279	4,072,514
Net income (loss) before income taxes	$(1,880,275)	$2,690,543	$(1,258,768)	$2,689,709
Income tax expense	(39,340)	—	(39,340)	—
Net income (loss)	$(1,919,615)	$2,690,543	$(1,298,108)	$2,689,709
Basic weighted average shares outstanding	10,307,037	9,453,125	13,957,179	5,008,929
Basic net income (loss) per common share	$(0.19)	$0.28	$(0.09)	$0.54
Diluted weighted average shares outstanding	10,307,037	9,672,826	13,957,179	5,356,456
Diluted net income (loss) per common share	$(0.19)	$0.28	$(0.09)	$0.50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2022

				Retained	Total
			Additional	Earnings	Stockholders’
	Common Stock		Paid‑in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance at December 31, 2021	3,162,500	$317	$—	$(1,024,673)	$(1,024,356)
Net income	—	—	—	1,191,840	1,191,840
Balance at March 31, 2022 (unaudited)	3,162,500	317	—	167,167	167,484
Net loss	—	—	—	(570,333)	(570,333)
Balance at June 30, 2022 (unaudited)	3,162,500	317	—	(403,166)	(402,849)
Accretion of common stock to redemption amount	—	—	—	(503,812)	(503,812)
Net loss	—	—	—	(1,919,615)	(1,919,615)
Balance at September 30, 2022 (unaudited)	3,162,500	$317	$—	$(2,826,593)	$(2,826,276)

For the Three and Nine Months Ended September 30, 2021

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	3,162,500	$317	$24,683	$(1,000)	$24,000
Net income	—	—	—	—	—
Balance at March 31, 2021 (unaudited)	3,162,500	317	24,683	(1,000)	24,000
Net loss	—	—	—	(834)	(834)
Balance at June 30, 2021 (unaudited)	3,162,500	317	24,683	(1,834)	23,166
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	15,052,646	—	15,052,646
Accretion of common stock to redemption amount	—	—	(15,077,329)	(2,934,160)	(18,011,489)
Net income	—	—	—	2,690,543	2,690,543
Balance at September 30, 2021 (unaudited)	3,162,500	$317	$—	$(245,451)	$(245,134)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(1,298,108)	$2,689,709
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Warrant issuance costs	—	18,797
Net gain on investments held in Trust Account	(469,109)	(7,023)
Loss on sale of private warrants	—	1,253,928
Change in fair value of warrant liability	(46,279)	(4,072,514)
Changes in operating assets and liabilities:
Accounts payable	973,726	—
Accrued expenses	1,010	—
Prepaid expenses	131,564	(366,584)
Income tax payable	39,340	—
Franchise tax payable	84,400	24,034
Net cash used in operating activities	(583,456)	(459,653)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment of taxes	99,671	—
Cash withdrawn from Trust Account for payment to redeeming stockholders	97,194,950	—
Cash deposited into Trust Account	(400,000)	(128,397,500)
Net cash provided by (used in) investing activities	96,894,621	(128,397,500)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriter’s discount paid	—	126,000,000
Proceeds from promissory note – related party	400,000	155,000
Payment to redeeming stockholders	(97,194,950)	—
Repayment of promissory note – related party	—	(155,000)
Proceeds from sale of private warrants	—	4,299,500
Offering costs paid	—	(580,139)
Net cash provided by (used in) financing activities	(96,794,950)	129,719,361

Net Change in Cash	(483,785)	862,208
Cash – Beginning of Period	799,808	25,000
Cash – End of Period	$316,023	$887,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Chardan NexTech Acquisition 2 Corp (the “Company” or “Chardan”) is a blank check company incorporated in Delaware on June 23, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period from June 23, 2020 (Inception) through September 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had 12 months, or until August 13, 2022, from the closing of the Initial Public Offering to consummate an initial Business Combination. However, prior to such date, the Stockholders (as defined in this Note 1) approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”), to extend the date by which the Company must complete a Business Combination, as further discussed in this Note 1.

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

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Business Combination Agreement

On May 15, 2022, Chardan entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dragonfly Energy Corp., a Nevada corporation (“Dragonfly”), and Bronco Merger Sub, Inc., a Nevada corporation and a direct, wholly owned subsidiary of Chardan (“Merger Sub”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with applicable provisions of the Nevada Revised Statutes (“NRS”) and the Delaware General Corporation Law (“DGCL”), Merger Sub will merge with and into Dragonfly, the separate corporate existence of Merger Sub ceased and Dragonfly was the surviving corporation and a wholly owned subsidiary of Chardan (the “Merger”);

(ii) at the Closing, Chardan changed its name to “Dragonfly Energy Holdings Corp.” and is referred to herein as “New Dragonfly”;

(iii) as a result of the Merger, among other things, all shares of capital stock of Dragonfly outstanding as of immediately prior to the effective time of the Merger were canceled in exchange for the right to receive shares of common stock, par value $0.0001 per share, of New Dragonfly (“New Dragonfly Common Stock”);

(iv) as a result of the Merger, each Dragonfly option outstanding as of immediately prior to the effective time of the Merger converted into the right to receive a New Dragonfly option, subject to certain exceptions and conditions as set forth in the Merger Agreement;

(v) at the Closing, 40,000,000 shares of New Dragonfly Common Stock became issuable to existing holders of Dragonfly capital stock or pursuant to the aforementioned converted options; and

(vi) following the Closing, existing holders of Dragonfly capital stock will have the right to receive up to an aggregate of 40,000,000 additional shares of New Dragonfly Common Stock in three tranches as follows:

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

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 12, 2022, the Company, Dragonfly and Merger Sub entered into that certain Amendment to the Agreement and Plan of Merger, between the Company, Dragonfly and Merger Sub (the “Amendment”), which amended the Merger Agreement to, among other things, reflect a $15 million increase in the consideration to be issued in the business combination in connection with Dragonfly entering into a Stock Purchase Agreement with THOR Industries, Inc. (“THOR”), dated as of July 12, 2022, whereby for $15 million in cash, THOR purchased 1,267,502 shares of Dragonfly common stock (the “THOR Investment”). In connection with the THOR Investment, THOR and Dragonfly will enter into a commercial arrangement pursuant to which (i) THOR and certain of THOR’s affiliates will, among other things, transition to lithium-ion batteries manufactured and sold by Dragonfly, and (ii) Dragonfly will, among other things, grant certain board observer rights (with customary limitations) to THOR. Other than as expressly modified by the Amendment, the Merger Agreement remains in full force and effect.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Registration Rights & Certain Restrictions on Transfer

The Merger Agreement contemplates that, at the Closing, New Dragonfly, Chardan NexTech Investments 2 LLC, a Delaware limited liability company (the “Sponsor”), Chardan’s initial stockholders, certain stockholders of Dragonfly and certain of each of their respective affiliates, as applicable, and the other parties thereto, will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which New Dragonfly will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of New Dragonfly Common Stock and other equity securities of New Dragonfly that are held by the parties thereto from time to time and the parties thereto will be provided with customary demand and piggyback registration rights. Additionally, the Registration Rights Agreement and the Bylaws of New Dragonfly contain certain restrictions on transfer with respect to (i) shares of New Dragonfly Common Stock and any other equity securities convertible into or exercisable or exchangeable for shares of New Dragonfly Common Stock held by the Dragonfly Stockholders immediately following the Closing (other than any shares purchased in the public market or in the PIPE Investment) and (ii) any Earnout Shares (as defined in the Merger Agreement) issued within six (6) months of the closing date and any shares of New Dragonfly Common Stock issued with respect to or in exchange for such Earnout Shares (the “Lock-up Shares”). Such restrictions begin at the Closing and end on the date that is six months after Closing.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The PIPE Investment was consummated substantially concurrently with the Closing.

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

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The foregoing descriptions of the Merger Agreement, form of the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter and the Equity Facility Letter Agreement and the transactions and documents contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, form of the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter and the Equity Facility Letter Agreement, copies of which were filed on Form 8-K, as filed on May 16, 2022.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC on March 29, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act Registration Statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Investments Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in Net income from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2022, cash held in the Trust Account was $31,995,703. As of December 31, 2021, investments held in the Trust Account were $128,421,215.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On August 5, 2022, in connection with the Charter Amendment, 9,556,652 shares of Chardan common stock were redeemed, resulting in the distribution of $97,194,950 from the Trust Account to the redeeming stockholders. Following such redemptions, approximately $31,460,579 million remained in the Trust Account and 6,255,848 shares of Common Stock remained issued and outstanding. Accordingly, as of September 30, 2022 and December 31, 2021, 3,093,348 and 12,650,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s unaudited condensed consolidated balance sheets. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and retained earnings (accumulated deficit).

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock is affected by charges against additional paid -in capital and retained earnings (accumulated deficit).

As of September 30, 2022 and December 31, 2021, the common stock reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Proceeds allocated to Public Warrants	(15,180,000)
Issuance costs allocated to common stock	(933,989)
Plus:
Accretion of common stock to redemption amount	18,011,489
Common stock subject to possible redemption at December 31, 2021	128,397,500
Less:
Redemption of common stock by stockholders	(97,194,950)
Plus:
Accretion of common stock to redemption amount	503,812
Common stock subject to possible redemption at September 30, 2022	$31,706,363

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants will be recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations.

The Company accounts for the Private Warrants issued concurrently in connection with the Initial Public Offering in accordance with ASC 815-40, under which the Private Warrants will not meet the criteria for equity classification and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Warrants will be measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement (“ASC 820”), with changes in fair value recognized in the unaudited condensed consolidated statements of operations in the period of change.

The Public Warrants are not precluded from equity classification, and are accounted for as such on the date of issuance, and each balance sheet date thereafter.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September	September 30,	September 30,	September 30,
	30, 2022	2021	2022	2021
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(1,919,615)	$2,690,543	$(1,298,108)	$2,689,709
Denominator:
Basic weighted average shares outstanding	10,307,037	9,453,125	13,957,179	5,008,929
Basic net income (loss) per share	$(0.19)	$0.28	$(0.09)	$0.54
Diluted weighted average shares outstanding	10,307,037	9,672,826	13,957,179	5,356,456
Diluted net income (loss) per share	$(0.19)	$0.28	$(0.09)	$0.50

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

The carrying amounts reflected in the unaudited condensed consolidated balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

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

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 10 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

The proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within 12 months (or up to 18 months if the Company’s time to complete a Business Combination is extended), the proceeds of the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. The Company classifies the outstanding Private Warrants as warrant liabilities on the unaudited condensed consolidated balance sheet in accordance with the guidance contained in ASC 815-40.

Simultaneously with the closing of the exercise of the over-allotment option (see Note 6), the Company consummated the sale of 266,402 Over-Allotment Private Warrants at a purchase price of $0.93 per Over-Allotment Private Warrant in a private placement to Holdings, generating gross proceeds of $247,500.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 23, 2020, the Company issued 1,000,000 shares of common stock for an aggregate price of $25,000 (the “Founder Shares”). On March 4, 2021, the Company effected a 2.875-for-1 stock split of its issued and outstanding shares of common stock, resulting in an aggregate of 2,875,000 shares of common stock issued and outstanding. On August 10, 2021, the Company effectuated a 1.1-for-1 stock split, resulting in an aggregate of 3,162,500 shares of common stock outstanding. Shares and the associated amounts have been retroactively restated in these unaudited condensed consolidated financial statements to reflect the two stock splits. The Founder Shares include an aggregated of up to 412,500 shares of common stock subject to forfeiture by the initial stockholders to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the initial stockholders would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Promissory Note - Related Party

On July 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The promissory note was non-interest bearing, unsecured and was repaid at August 19, 2021. As of September 30, 2022 and December 31, 2021, there was no outstanding balance under the note. The Promissory Note is no longer available to the Company.

On August 8, 2022, the Company notified the Trustee that it was extending the time available to the Company to consummate its initial business combination for an additional one (1) month from August 13, 2022 to September 13, 2022 (“Extension No. 1”). Extension No. 1 provides the Company with additional time to complete its proposed business combination with Dragonfly Energy Corp. (“Dragonfly”), a leader in energy storage and producer of deep cycle lithium-ion storage batteries. Extension No. 1 is the first of up to three (3) one-month extensions permitted under the Company’s Second A&R Charter.

In connection with Extension No. 1, the Company’s officers, directors, initial stockholders and Chardan NexTech 2 Warrant Holdings, LLC (collectively, the “Insiders”), their affiliates or designees will deposit an aggregate of $200,000 (the “First Extension Payment”) into the Trust Account prior to August 13, 2022, on behalf of the Company. In connection with its First Extension Payment, the Insiders will receive a non-interest bearing, unsecured promissory note equal to the First Extension Payment that will not be repaid if the Company is unable to close a business combination, unless there are funds available outside its Trust Account to do so.

On September 6, 2022, the Company notified Continental Stock Transfer & Trust Company that it was extending the time available to the Company to consummate its initial business combination for an additional one (1) month from September 13, 2022 to October 13, 2022 (“Extension No. 2”). Extension No. 2 provides the Company with additional time to complete its proposed business combination with Dragonfly. Extension No. 2 is the second of up to three (3) 1-month extensions permitted under the Company’s Second A&R Charter.

In connection with Extension No. 2, the Company’s officers, directors, initial stockholders and Chardan NexTech 2 Warrant Holdings, LLC, their affiliates or designees will deposit an aggregate of $200,000 (the “Second Extension Payment”) into the Trust Account prior to September 12, 2022, on behalf of the Company. In connection with its Second Extension Payment, the Insiders will receive a non-interest bearing, unsecured promissory note equal to the Second Extension Payment that will not be repaid if the Company is unable to close a business combination, unless there are funds available outside its Trust Account to do so.

As of September 30, 2022 , the Company had an outstanding balance in promissory note - related party of $400,000 in relation to Extension No 1 and Extension No 2.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or liquidation, the Company will cease paying these monthly fees. As of September 30, 2022, the Company has not exercised its option to use such services.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s initial stockholders, officers and directors or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of an initial Business Combination, without interest. Loans made by Chardan Capital Markets LLC or any of its related persons will not be convertible into any of the Company’s securities and Chardan Capital Markets LLC and its related persons will have no recourse with respect to their ability to convert their loans into any of the Company’s securities. As of September 30, 2022 and December 31, 2021, the Company had no working capital loans outstanding.

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

Business Combination Marketing Agreement

The Company has engaged Chardan Capital Markets LLC as an advisor in connection with the Company’s Business Combination to assist the Company in holding meetings with the stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay Chardan Capital Markets LLC a cash fee for such services upon the consummation of the Company’s initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering. As a result, Chardan Capital Markets LLC will not be entitled to such fee unless the Company consummates the initial Business Combination.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NOTE 7. WARRANTS

As of September 30, 2022 and December 31, 2021 there were 9,847,500 Public Warrants and 4,627,858 Private Warrants outstanding, respectively. Each whole Public Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per whole share. Each of the Private Warrants is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (and the Private Warrants will expire worthless). The Warrants provide for a cashless exercise which the Company’s management determined to be a net settlement feature with no obligation to settle in cash. The net shares issued in a cashless exercise are based on the fair value of the Company’s common stock at the time the Warrants are exercised.

Each Warrant shall, when countersigned by the Warrant Agent, entitle the Registered Holder to purchase from the Company the number of shares of common stock at $11.50 per share. The Public Warrants may only be exercised for a whole number of Warrant Shares by a Registered Holder. No fractional shares will be issued.

A Warrant may be exercised only during the period (“Exercise Period”) commencing 30 days after the completion of the Company’s initial business combination and terminating at 5:00 p.m., New York City time, on the earlier to occur of (i) (A) five years following the completion of the Company’s initial business combination with respect to the Public Warrants, and (B) five years from the effective date of the Registration Statement with respect to the Private Warrants purchased by Chardan NexTech 2 Warrant Holdings LLC, provided that once the Private Warrants are not beneficially owned, directly or indirectly, by Chardan Capital Markets LLC or any of its related persons anymore, the Private Warrants may not be exercised five years following the completion of the Company’s initial business combination, and (ii) the date fixed for redemption of the Warrants as provided in Section 6 of this Warrant Agreement (“Expiration Date”). Except with respect to the right to receive the Redemption Price, each Warrant not exercised on or before the Expiration Date shall become void, and all rights thereunder and all rights shall cease at the close of business on the Expiration Date. The Company may extend the duration of the Warrants by delaying the Expiration Date; provided, however, that the Company (i) may not extend the duration of the Private Warrants by delaying the Expiration Date and (ii) will provide written notice of not less than 10 days to Registered Holders of such extension and that such extension shall be identical in duration among all of the then outstanding Warrants.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, the Company had no issued or outstanding shares of preferred stock.

Common stock —The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. On August 5, 2022, in connection with the Charter Amendment, 9,556,652 shares of Chardan common stock were redeemed by certain stockholders. As such, on September 30, 2022 and December 31, 2021, there were 6,255,848 and 15,812,500 shares of common stock issued and outstanding, including 3,093,348 and 12,650,000 shares of common stock subject to possible redemption, respectively. Of the 15,812,500 shares of common stock outstanding, up to 412,500 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On August 16, 2021, the underwriters’ exercised the over-allotment option in full (see Note 6), thus these shares are no longer subject to forfeiture.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9. INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was (2.1)% and (3.1)%. The effective tax rate for the three and nine months ended September 30, 2021 was 0.0%.The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and unrealized gains on the investments held in the Trust Account, which are not recognized for tax purposes. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Liabilities
Warrant liabilities – Private Warrants	$1,989,979	$—	$—	$1,989,979

The remaining balance held in the Trust Account of September 30, 2022 was held in cash.

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$128,421,215	$128,421,215	$—	$—
Liabilities
Warrant liabilities – Private Warrants	$2,036,258	$—	$—	$2,036,258

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

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Private Warrants:

	As of	As of
	September 30,	December 31,
	2022	2021
Common stock price	$10.29	$9.97
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Term to Business Combination (years)	3.86	4.61
Volatility	3.3%	9.1%
Risk-free rate	4.17%	1.20%
Fair value	$0.43	$0.44

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of June 23, 2020 (inception)	$—
Initial measurement	5,553,429
Change in valuation inputs or other assumptions	(3,517,171)
Fair value at December 31, 2021	$2,036,258
Change in valuation inputs or other assumptions	(1,434,636)
Fair value at March 31, 2022	$601,622
Change in valuation inputs or other assumptions	277,671
Fair value at June 30, 2022	$879,293
Change in valuation inputs or other assumptions	1,110,686
Fair value at September 30, 2022	$1,989,979

The Company recognized a gain (loss) in connection with changes in the fair value of warrant liabilities of $(1,110,686) and $4,072,514 within change in fair value of warrant liabilities in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2022 and 2021. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $46,279 and $4,072,514 within change in fair value of warrant liabilities in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2022 and 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Business Combination Closing

On October 7, 2022 (the “Closing Date”), Dragonfly Energy Holdings Corp., a Delaware corporation (f/k/a Chardan NexTech Acquisition 2 Corp. (“Chardan”)), consummated the previously announced merger pursuant to the Business Combination Agreement, dated May 15, 2022, as amended by the Amendment to the Business Combination Agreement, dated July 12, 2022, by and among Chardan, Bronco Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Chardan (“Merger Sub”), and Dragonfly Energy Corp., a Nevada corporation (“Legacy Dragonfly”). Chardan’s stockholders approved the Transactions (as defined below) at a special meeting of stockholders held on October 6, 2022.

Pursuant to the Business Combination Agreement, Merger Sub merged with and into Legacy Dragonfly (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), with Legacy Dragonfly continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Chardan. On the Closing Date, the registrant changed its name from Chardan NexTech Acquisition 2 Corp. to Dragonfly Energy Holdings Corp.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merger Consideration

At the Closing, by virtue of the Merger and without any action on the part of Chardan, Merger Sub, Legacy Dragonfly or the holders of any of the following securities:

(a) Each outstanding share of Legacy Dragonfly’s common stock, par value $0.001 per share(“Legacy Dragonfly Common Stock”), converted into (i) a certain number of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), totaling 41,500,000 shares (including the conversion and assumption of the options to purchase shares of Legacy Dragonfly Common Stock described below), which is equal to (x) $415,000,000 divided by (y) $10.00 (the “Merger Consideration”) and (ii) the contingent right to receive Earnout Shares (as defined below) (which may be zero) following the Closing.

(b) Each option to purchase shares of Legacy Dragonfly Common Stock, was assumed and converted into options to acquire shares of Common Stock. The portion of the Merger Consideration reflecting the conversion of the Legacy Dragonfly options was calculated assuming that all the Company options are net-settled. With respect to the Company options received in respect of Legacy Dragonfly options that are outstanding immediately prior to the Closing and cash exercised after the Closing, up to 627,498 additional shares of Common Stock may be issued. At the Closing, approximately 38,576,648 shares of the Merger Consideration was allocated to holders of outstanding shares of Legacy Dragonfly Common Stock and 3,664,975 shares of the Merger Consideration was allocated to holders of the assumed Legacy Dragonfly options.

Earnout Merger Consideration

In addition to the Merger Consideration set forth above, additional contingent shares (“Earnout Shares”) may be payable to each holder of shares of Legacy Dragonfly Common Stock in the Merger, subject to achieving specified milestones, up to an aggregate of 40,000,000 additional shares of Common Stock in three tranches.

The first tranche of 15,000,000 shares is issuable if the Company’s 2023 total audited revenue is equal to or greater than $250 million and the Company’s 2023 audited operating income is equal to or greater than $35 million. The second tranche of 12,500,000 shares is issuable upon achieving a volume-weighted average trading price threshold of Common Stock over any 20 Trading Days (which may or may not be consecutive) within any 30 consecutive Trading Day period of at least $22.50 on or prior to December 31, 2026, and the third tranche of 12,500,000 shares is issuable upon achieving a volume-weighted average trading price threshold of Common Stock over any 20 Trading Days (which may or may not be consecutive) within any 30 consecutive Trading Day period of at least $32.50 on or prior to December 31, 2028. To the extent not previously earned, the second tranche is issuable if the $32.50 price target is achieved by December 31, 2028.

Upon the consummation of a change of control transaction during either the second milestone earnout period or the third milestone earnout period, any earnout milestone with respect to such earnout period that has not yet been achieved shall automatically be deemed to have been achieved if a change of control transaction is announced with an imputed share price of Common Stock of at least $22.50 on or prior to the end of second earnout period or $32.50 on prior to the third earnout period.

A description of the Merger and the terms of the Business Combination Agreement are included in the proxy statement/prospectus, dated September 16, 2022 (the “Proxy Statement/Prospectus”) as filed with the SEC in the section entitled “Proposal No. 1 — The Business Combination Proposal” of the Proxy Statement/Prospectus.

PIPE Investment

Pursuant to the subscription agreement, dated as of May 15, 2022 (the “Subscription Agreement”), by and between Chardan and Chardan NexTech Investments 2 LLC (or an affiliate thereof if assigned pursuant to the Subscription Agreement, the “Sponsor”), the Sponsor agreed to purchase, and Chardan agreed to sell to the Sponsor, an aggregate of 500,000 shares of Chardan common stock (“Chardan Common Stock”) for gross proceeds to Chardan of $5 million in a private placement. On September 28, 2022, the Sponsor and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”), entered into an assignment, assumption and joinder agreement, pursuant to which the Sponsor assigned all of the Sponsor’s rights, benefits and obligations under the Subscription Agreement to CCM LLC.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the Subscription Agreement, the number of shares of Chardan Common Stock that CCM LLC was obligated to purchase was to be reduced by the number of shares of Chardan Common Stock that CCM LLC purchased in the open market, provided that such purchased shares were not redeemed, and the aggregate price to be paid under the Subscription Agreement was to be reduced by the amount of proceeds received by the Company because such shares are not redeemed (the “Offset”). During the week of September 26, 2022 CCM LLC acquired in the open market in total 485,000 shares of Common Stock at purchase prices per share ranging from $10.33 to $10.38 (such shares, the “Purchased Shares”). The Purchased Shares were not redeemed, resulting in (i) the Company’s receipt of $5,016,547 from the Trust Account (based on a per share redemption price of $10.34) and (ii) a reduction in CCM LLC’s purchase commitment under the Subscription Agreement to zero in accordance with the Offset.

Debt Financing

Loan Agreement

Consistent with the previously disclosed commitment letter (the “Debt Commitment Letter”) between Chardan and Legacy Dragonfly, CCM Investments 5 LLC, an affiliate of CCM LLC (“CCM 5”, and in connection with the Term Loan, the “Chardan Lender”), and EICF Agent LLC (“EIP” and, collectively with the Chardan Lender, the “Initial Term Loan Lenders”), in connection with the Closing, Chardan, Legacy Dragonfly and the Initial Term Loan Lenders entered into the Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”) setting forth the terms of a senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan”). The Chardan Lender backstopped its commitment under the Debt Commitment Letter by entering into a backstop commitment letter, dated as of May 20, 2022 (the “Backstop Commitment Letter”), with a certain third-party financing source (the “Backstop Lender” and collectively with EIP, the “Term Loan Lenders”), pursuant to which the Backstop Lender committed to purchase from the Chardan Lender the aggregate amount of the Term Loan held by the Chardan Lender (the “Backstopped Loans”) immediately following the issuance of the Term Loan on the Closing Date. Pursuant to an assignment agreement, the Backstopped Loans were assigned by CCM 5 to the Backstop Lender on the Closing Date.

Pursuant to the terms of the Term Loan Agreement, the Term Loan was advanced in one tranche on the Closing Date. The proceeds of the Term Loan were used (i) to refinance on the Closing Date prior indebtedness, (ii) to support the Transaction under the Business Combination Agreement, (iii) for working capital purposes and other corporate purposes, and (iv) to pay any fees associated with transactions contemplated under the Term Loan Agreement and the other loan documents entered into in connection therewith, including the transactions described in the foregoing clauses (i) and (ii) and fees and expenses related to the business combination. The Term Loan amortizes in the amount of 5% per annum beginning 24 months after the Closing Date and matures on the fourth anniversary of the Closing Date (“Maturity Date”). The Term Loan accrues interest (i) until April 1, 2023, at a per annum rate equal to the adjusted Secured Overnight Financing Rate (“SOFR”) plus a margin equal to 13.5%, of which 7% will be payable in cash and 6.5% will be paid in-kind, (ii) thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company, which will be paid-in-kind and (iii) at all times thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5% payable in cash, depending on the senior leverage ratio of the consolidated company. In each of the foregoing cases, adjusted SOFR will be no less than 1%.

Warrant Agreements

In connection with the entry into the Term Loan Agreement, and as a required term and condition thereof, the Company entered into (i) the penny warrant to issue penny warrants to the Term Loan Lenders under the Term Loan exercisable to purchase 2,593,056 shares, which is equal to approximately 5.6% of Common Stock calculated on an agreed fully diluted outstanding basis on the issuance date (the “Penny Warrants”) and (ii) the $10 warrant to issue warrants to the Term Loan Lenders under the Term Loan exercisable to purchase 1,600,000 shares of Common Stock at $10 per share (the “$10 Warrants” and, together with the Penny Warrants, the “Warrants”). The additional shares of Common Stock will dilute the pro forma ownership of the other Company stockholders of proportionately.

DRAGONFLY ENERGY HOLDINGS CORP.

(F/K/A CHARDAN NEXTECH ACQUISITION 2 CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ChEF Equity Facility

Consistent with the previously disclosed equity facility letter agreement between Legacy Dragonfly and CCM 5, the Company and CCM LLC entered into a purchase agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “ChEF RRA”) in connection with the Closing. Pursuant to the Purchase Agreement, the Company has the right to sell to CCM LLC an amount of shares of Common Stock, up to a maximum aggregate purchase price of $150 million, from time to time, pursuant to the terms of the Purchase Agreement. In addition, the Company appointed LifeSci Capital, LLC as “qualified independent underwriter” with respect to the transactions contemplated by the Purchase Agreement.

Pursuant to, on the terms of, and subject to the satisfaction of the conditions in the Purchase Agreement, including the filing and effectiveness of a registration statement registering the resale by CCM LLC of the shares of Common Stock issued to it under the Purchase Agreement, the Company will have the right from time to time at its option to direct CCM LLC to purchase up to a specified maximum amount of shares of Common Stock, up to a maximum aggregate purchase price of $150 million, over the term of the equity facility (“ChEF Equity Facility”).

Other Agreements

Related Agreements

Concurrently with the execution of the Business Combination Agreement, Chardan, Legacy Dragonfly and the Sponsor entered into a sponsor support agreement.

Indemnification of Directors and Officers

On the Closing Date, in connection with the consummation of the Transactions, the Company entered into indemnification agreements with each of its directors and executive officers. These agreements, among other things, will require the Company to indemnify the Company’s directors and executive officers for certain expenses, including attorneys’ fees, judgments and fines incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers or any other company or enterprise to which the person provides services at the Company’s request.

Registration Rights Agreement

On the Closing Date, in connection with the consummation of the Transactions, the Company entered into the Amended and Restated Registration Rights Agreement with the Sponsor, Chardan’s officers, directors, initial stockholders, CCM LLC and Warrant Holdings, an affiliate of the Sponsor (collectively, the “Insiders”) and certain Legacy Dragonfly stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Chardan NexTech Acquisition 2 Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Chardan NexTech Investments 2 LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We were formerly a blank check company formed under the laws of the State of Delaware on June 23, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We had one wholly owned subsidiary, Bronco Merger Sub, Inc., a Nevada corporation (“Merger Sub”).

On October 7, 2022, we completed our business combination (“Business Combination”) with Dragonfly Energy Corp., a Nevada corporation (“Dragonfly”) pursuant to that certain Agreement and Plan of Merger, dated May 15, 2022, as amended on July 12, 2022, (as amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Merger Sub, and Dragonfly. In connection with the closing of the Business Combination, (i) Merger Sub merged with and into Dragonfly, with Dragonfly surviving the Merger as a wholly-owned subsidiary of the Company and (ii) the Company changed its name from Chardan NexTech Acquisition 2 Corp. to Dragonfly Energy Holdings Corp.

All activity from our formation through September 30, 2022 relates to our formation and our initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for an initial business combination and consummating the Business Combination. We did not generate any operating revenues prior to the completion of our Business Combination.

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

At the Special Meeting, the Stockholders approved the proposal to amend the Company’s Charter to provide the Company’s officers, directors, initial stockholders and Chardan NexTech 2 Warrant Holdings, LLC (collectively, the “Insiders”) the ability to extend the date by which the Company must complete a business combination up to three (3) times for an additional one (1) month each time (for a maximum of three (3) 1-month extensions) upon the deposit into the trust account (the “Trust Account”) by the Insiders, their affiliates or designees of $200,000 upon five days’ advance notice prior to August 13, 2022 (or such other applicable deadline) (the “Extension,” and such proposal, the “Charter Amendment”). On July 29, 2022, to effectuate the Charter Amendment, the board of directors of the Company (the “Board”) approved and adopted the Second Amended and Restated Memorandum and Articles of Association of the Company (the “Second A&R Charter”).

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

Business Combination Agreement

On May 15, 2022, Chardan entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dragonfly Energy Corp., a Nevada corporation (“Dragonfly”), and Bronco Merger Sub, Inc., a Nevada corporation and a direct, wholly owned subsidiary of Chardan (“Merger Sub”). The Merger Agreement, as amended by that certain Amendment to the Agreement and Plan of Merger, entered into on July 12, 2022, between the Company, Dragonfly and Merger Sub (the “Amendment”), provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with applicable provisions of the Nevada Revised Statutes (“NRS”) and the Delaware General Corporation Law (“DGCL”), Merger Sub will merge with and into Dragonfly, the separate corporate existence of Merger Sub ceased and Dragonfly was the surviving corporation and a wholly owned subsidiary of Chardan (the “Merger”);

(ii) at the Closing, Chardan changed its name to “Dragonfly Energy Holdings Corp.” and is referred to herein as “New Dragonfly”;

(iii) as a result of the Merger, among other things, all shares of capital stock of Dragonfly outstanding as of immediately prior to the effective time of the Merger were canceled in exchange for the right to receive shares of common stock, par value $0.0001 per share, of New Dragonfly (“New Dragonfly Common Stock”);

(iv) as a result of the Merger, each Dragonfly option outstanding as of immediately prior to the effective time of the Merger converted into the right to receive a New Dragonfly option, subject to certain exceptions and conditions as set forth in the Merger Agreement;

(v) at the Closing, 40,000,000 shares of New Dragonfly Common Stock became issuable to existing holders of Dragonfly capital stock or pursuant to the aforementioned converted options; and

(vi) following the Closing, existing holders of Dragonfly capital stock will have the right to receive up to an aggregate of 40,000,000 additional shares of New Dragonfly Common Stock in three tranches as follows:

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

The Board is composed of seven members, five of whom were designated by Dragonfly and two of whom were designated by Chardan.

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

The Merger Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) Dragonfly to prepare and deliver to Chardan certain audited and unaudited consolidated financial statements of Dragonfly, (iv) Chardan to prepare and file a proxy statement/registration statement on Form S-4 and take certain other actions to obtain the requisite approval of Chardan stockholders of certain proposals regarding the Merger, (v) the parties to use commercially reasonable efforts to obtain necessary approvals from governmental agencies and (vi) to the extent Closing did not occur by August 10, 2022, then, pursuant to Chardan’s organizational documents, Chardan shall extend the deadline to consummate its initial business combination by an additional three months from the Termination Date (as defined in Chardan’s Amended and Restated Certificate of Incorporation as in effect on May 15, 2022) (such date, the “Extended Termination Date”); provided that if the Closing did not occur by the date that is two business days prior to the Extended Termination Date, Chardan shall extend the deadline to consummate its initial business combination by an additional three months from the Extended Termination Date.

Other Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Registration Rights & Certain Restrictions on Transfer

The Merger Agreement contemplates that, at the Closing, New Dragonfly, Chardan NexTech Investments 2 LLC, a Delaware limited liability company (the “Sponsor”), Chardan’s initial stockholders, certain stockholders of Dragonfly and certain of each of their respective affiliates, as applicable, and the other parties thereto, entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which New Dragonfly will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of New Dragonfly Common Stock and other equity securities of New Dragonfly that are held by the parties thereto from time to time and the parties thereto will be provided with customary demand and piggyback registration rights. Additionally, the Registration Rights Agreement and the Bylaws of New Dragonfly contain certain restrictions on transfer with respect to (i) shares of New Dragonfly Common Stock and any other equity securities convertible into or exercisable or exchangeable for shares of New Dragonfly Common Stock held by the Dragonfly Stockholders immediately following the Closing (other than any shares purchased in the public market or in the PIPE Investment) and (ii) any Earnout Shares (as defined in the Merger Agreement) issued within six (6) months of the closing date and any shares of New Dragonfly Common Stock issued with respect to or in exchange for such Earnout Shares (the “Lock-up Shares”). Such restrictions begin at the Closing and end on the date that is six months after Closing.

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

As set forth in the Subscription Agreement, the PIPE Investor may purchase shares of Chardan Common Stock in the open market, and reduce (i) its purchase price under the Subscription Agreement by an amount equal to the number of shares that the PIPE Investor purchased in the open market multiplied by the per share redemption amount received by public stockholders who elect to redeem their shares prior to the Closing and (ii) the number of shares it subscribed for by an amount equal to the number of Shares Subscriber purchased in the open market and not redeemed as contemplated above. The PIPE Investor agreed that it would not exercise its right to vote any shares it may purchase in the open market following the date of the Subscription Agreement and prior to the Closing, in connection with any vote to approve the Merger.

The PIPE Investment was consummated substantially concurrently with the Closing.

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

The proceeds of the Term Loan Facility will be used (i) to support the Merger, (ii) to repay all outstanding PIUS Debt and other obligations of Dragonfly, (iii) to pay for fees and expenses in connection with the foregoing, (iv) to provide additional growth capital and (v) for other general/corporate purposes. The Term Loan Facility must be fully drawn on the Closing Date, will mature four years from the Closing Date and will be subject to quarterly amortization of 5% per annum beginning 24 months after the Closing Date. Chardan is a guarantor under the Term Loan Facility.

As part of the consideration for the Term Loan Facility, New Dragonfly also issued to the Initial Lenders (but not CCM 5 to the extent it has not backstopped its commitment pursuant to the Backstop Commitment Letter) on the Closing Date: (i) penny warrants (the “Penny Warrants”) exercisable to purchase 3.6% of New Dragonfly’s common stock on a fully-diluted basis, calculated as of the Closing Date, and (ii) warrants (the “$10 Per Share Warrants”) exercisable to purchase 1.6 million shares of New Dragonfly’s common stock at $10 per share. The Penny Warrants will have an exercise period of ten years from the date of issuance. The $10 Per Share Warrants will have an exercise period of five years from the date of issuance and will have customary cashless exercise provisions. The warrants will have standard anti-dilution protections. The shares of New Dragonfly common stock issuable upon exercise of the warrants shall have customary registration rights requiring New Dragonfly to file and keep effective a registration statement registering the resale of such shares.

Equity Facility Letter Agreement

On May 15, 2022, Chardan, Dragonfly and CCM 5 (the “Equity Facility Investor”) entered into a letter agreement (together with the Summary of Indicative Terms attached as an exhibit thereto, the “Equity Facility Letter Agreement”) pursuant to which Chardan and Dragonfly agreed to enter into definitive documentation (the “Equity Facility Definitive Documentation”) to establish a committed equity facility (the “Equity Facility”) prior to the Closing. The Equity Facility Definitive Documentation contains terms that are consistent with the Equity Facility Letter Agreement and customary for documentation of this nature. Pursuant to and subject to the conditions to be set forth in the Equity Facility Definitive Documentation, New Dragonfly has the right from time to time at its option to direct the Equity Facility Investor to purchase up to a specified maximum amount of shares of New Dragonfly common stock, up to a maximum aggregate purchase price of $150,000,000 over the 36-month term of the Equity Facility Letter Agreement.

The foregoing descriptions of the Merger Agreement, form of the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter and the Equity Facility Letter Agreement and the transactions and documents contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, form of the Registration Rights Agreement, the Sponsor Support Agreement, the Subscription Agreement, the Debt Commitment Letter and the Equity Facility Letter Agreement, copies of which are filed with the Current Report on Form 8-K filed with the SEC on May 15, 2022, and the terms of which are incorporated by reference herein.

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

Business Combination Closing

On October 7, 2022 (the “Closing Date”), Dragonfly Energy Holdings Corp., a Delaware corporation (f/k/a Chardan NexTech Acquisition 2 Corp. (“Chardan”)), consummated the previously announced merger pursuant to the Business Combination Agreement, dated May 15, 2022, as amended by the Amendment to the Business Combination Agreement, dated July 12, 2022, by and among Chardan, Bronco Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Chardan (“Merger Sub”), and Dragonfly Energy Corp., a Nevada corporation (“Legacy Dragonfly”). Chardan’s stockholders approved the Transactions (as defined below) at a special meeting of stockholders held on October 6, 2022.

Pursuant to the Business Combination Agreement, Merger Sub merged with and into Legacy Dragonfly (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), with Legacy Dragonfly continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Chardan. On the Closing Date, the registrant changed its name from Chardan NexTech Acquisition 2 Corp. to Dragonfly Energy Holdings Corp.

Merger Consideration

At the Closing, by virtue of the Merger and without any action on the part of Chardan, Merger Sub, Legacy Dragonfly or the holders of any of the following securities:

(a) Each outstanding share of Legacy Dragonfly’s common stock, par value $0.001 per share (“Legacy Dragonfly Common Stock”), converted into (i) a certain number of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), totaling 41,500,000 shares (including the conversion and assumption of the options to purchase shares of Legacy Dragonfly Common Stock described below), which is equal to (x) $415,000,000 divided by (y) $10.00 (the “Merger Consideration”) and (ii) the contingent right to receive Earnout Shares (as defined below) (which may be zero) following the Closing.

(b) Each option to purchase shares of Legacy Dragonfly Common Stock, was assumed and converted into options to acquire shares of Common Stock. The portion of the Merger Consideration reflecting the conversion of the Legacy Dragonfly options was calculated assuming that all the Company options are net-settled. With respect to the Company options received in respect of Legacy Dragonfly options that are outstanding immediately prior to the Closing and cash exercised after the Closing, up to 627,498 additional shares of Common Stock may be issued. At the Closing, approximately 38,576,648 shares of the Merger Consideration was allocated to holders of outstanding shares of Legacy Dragonfly Common Stock and 3,664,975 shares of the Merger Consideration was allocated to holders of the assumed Legacy Dragonfly options.

Earnout Merger Consideration

In addition to the Merger Consideration set forth above, additional contingent shares (“Earnout Shares”) may be payable to each holder of shares of Legacy Dragonfly Common Stock in the Merger, subject to achieving specified milestones, up to an aggregate of 40,000,000 additional shares of Common Stock in three tranches.

The first tranche of 15,000,000 shares is issuable if the Company’s 2023 total audited revenue is equal to or greater than $250 million and the Company’s 2023 audited operating income is equal to or greater than $35 million. The second tranche of 12,500,000 shares is issuable upon achieving a volume-weighted average trading price threshold of Common Stock over any 20 Trading Days (which may or may not be consecutive) within any 30 consecutive Trading Day period of at least $22.50 on or prior to December 31, 2026, and the third tranche of 12,500,000 shares is issuable upon achieving a volume-weighted average trading price threshold of Common Stock over any 20 Trading Days (which may or may not be consecutive) within any 30 consecutive Trading Day period of at least $32.50 on or prior to December 31, 2028. To the extent not previously earned, the second tranche is issuable if the $32.50 price target is achieved by December 31, 2028.

Upon the consummation of a change of control transaction during either the second milestone earnout period or the third milestone earnout period, any earnout milestone with respect to such earnout period that has not yet been achieved shall automatically be deemed to have been achieved if a change of control transaction is announced with an imputed share price of Common Stock of at least $22.50 on or prior to the end of second earnout period or $32.50 on prior to the third earnout period.

A description of the Merger and the terms of the Business Combination Agreement are included in the proxy statement/prospectus, dated September 16, 2022 (the “Proxy Statement/Prospectus”) as filed with the SEC in the section entitled “Proposal No. 1 — The Business Combination Proposal” of the Proxy Statement/Prospectus.

PIPE Investment

Pursuant to the subscription agreement, dated as of May 15, 2022 (the “Subscription Agreement”), by and between Chardan and Chardan NexTech Investments 2 LLC (or an affiliate thereof if assigned pursuant to the Subscription Agreement, the “Sponsor”), the Sponsor agreed to purchase, and Chardan agreed to sell to the Sponsor, an aggregate of 500,000 shares of Chardan common stock (“Chardan Common Stock”) for gross proceeds to Chardan of $5 million in a private placement. On September 28, 2022, the Sponsor and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”), entered into an assignment, assumption and joinder agreement, pursuant to which the Sponsor assigned all of the Sponsor’s rights, benefits and obligations under the Subscription Agreement to CCM LLC.

Under the Subscription Agreement, the number of shares of Chardan Common Stock that CCM LLC was obligated to purchase was to be reduced by the number of shares of Chardan Common Stock that CCM LLC purchased in the open market, provided that such purchased shares were not redeemed, and the aggregate price to be paid under the Subscription Agreement was to be reduced by the amount of proceeds received by the Company because such shares are not redeemed (the “Offset”). During the week of September 26, 2022 CCM LLC acquired in the open market in total 485,000 shares of Common Stock at purchase prices per share ranging from $10.33 to $10.38 (such shares, the “Purchased Shares”). The Purchased Shares were not redeemed, resulting in (i) the Company’s receipt of $5,016,547 from the Trust Account (based on a per share redemption price of $10.34) and (ii) a reduction in CCM LLC’s purchase commitment under the Subscription Agreement to zero in accordance with the Offset.

Debt Financing

Loan Agreement

Consistent with the previously disclosed commitment letter (the “Debt Commitment Letter”) between Chardan and Legacy Dragonfly, CCM Investments 5 LLC, an affiliate of CCM LLC (“CCM 5”, and in connection with the Term Loan, the “Chardan Lender”), and EICF Agent LLC (“EIP” and, collectively with the Chardan Lender, the “Initial Term Loan Lenders”), in connection with the Closing, Chardan, Legacy Dragonfly and the Initial Term Loan Lenders entered into the Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”) setting forth the terms of a senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan”). The Chardan Lender backstopped its commitment under the Debt Commitment Letter by entering into a backstop commitment letter, dated as of May 20, 2022 (the “Backstop Commitment Letter”), with a certain third-party financing source (the “Backstop Lender” and collectively with EIP, the “Term Loan Lenders”), pursuant to which the Backstop Lender committed to purchase from the Chardan Lender the aggregate amount of the Term Loan held by the Chardan Lender (the “Backstopped Loans”) immediately following the issuance of the Term Loan on the Closing Date. Pursuant to an assignment agreement, the Backstopped Loans were assigned by CCM 5 to the Backstop Lender on the Closing Date.

Pursuant to the terms of the Term Loan Agreement, the Term Loan was advanced in one tranche on the Closing Date. The proceeds of the Term Loan were used (i) to refinance on the Closing Date prior indebtedness, (ii) to support the Transaction under the Business Combination Agreement, (iii) for working capital purposes and other corporate purposes, and (iv) to pay any fees associated with transactions contemplated under the Term Loan Agreement and the other loan documents entered into in connection therewith, including the transactions described in the foregoing clauses (i) and (ii) and fees and expenses related to the business combination. The Term Loan amortizes in the amount of 5% per annum beginning 24 months after the Closing Date and matures on the fourth anniversary of the Closing Date (“Maturity Date”). The Term Loan accrues interest (i) until April 1, 2023, at a per annum rate equal to the adjusted Secured Overnight Financing Rate (“SOFR”) plus a margin equal to 13.5%, of which 7% will be payable in cash and 6.5% will be paid in-kind, (ii) thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company, which will be paid-in-kind and (iii) at all times thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5% payable in cash, depending on the senior leverage ratio of the consolidated company. In each of the foregoing cases, adjusted SOFR will be no less than 1%.

Warrant Agreements

In connection with the entry into the Term Loan Agreement, and as a required term and condition thereof, the Company entered into (i) the penny warrant to issue penny warrants to the Term Loan Lenders under the Term Loan exercisable to purchase 2,593,056 shares, which is equal to approximately 5.6% of Common Stock calculated on an agreed fully diluted outstanding basis on the issuance date (the “Penny Warrants”) and (ii) the $10 warrant to issue warrants to the Term Loan Lenders under the Term Loan exercisable to purchase 1,600,000 shares of Common Stock at $10 per share (the “$10 Warrants” and, together with the Penny Warrants, the “Warrants”). The additional shares of Common Stock will dilute the pro forma ownership of the other Company stockholders of proportionately.

ChEF Equity Facility

Consistent with the previously disclosed equity facility letter agreement between Legacy Dragonfly and CCM 5, the Company and CCM LLC entered into a purchase agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “ChEF RRA”) in connection with the Closing. Pursuant to the Purchase Agreement, the Company has the right to sell to CCM LLC an amount of shares of Common Stock, up to a maximum aggregate purchase price of $150 million, from time to time, pursuant to the terms of the Purchase Agreement. In addition, the Company appointed LifeSci Capital, LLC as “qualified independent underwriter” with respect to the transactions contemplated by the Purchase Agreement.

Pursuant to, on the terms of, and subject to the satisfaction of the conditions in the Purchase Agreement, including the filing and effectiveness of a registration statement registering the resale by CCM LLC of the shares of Common Stock issued to it under the Purchase Agreement, the Company will have the right from time to time at its option to direct CCM LLC to purchase up to a specified maximum amount of shares of Common Stock, up to a maximum aggregate purchase price of $150 million, over the term of the equity facility (“ChEF Equity Facility”).

Other Agreements

Related Agreements

Concurrently with the execution of the Business Combination Agreement, Chardan, Legacy Dragonfly and the Sponsor entered into a sponsor support agreement.

Indemnification of Directors and Officers

On the Closing Date, in connection with the consummation of the Transactions, the Company entered into indemnification agreements with each of its directors and executive officers. These agreements, among other things, will require the Company to indemnify the Company’s directors and executive officers for certain expenses, including attorneys’ fees, judgments and fines incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers or any other company or enterprise to which the person provides services at the Company’s request.

Registration Rights Agreement

On the Closing Date, in connection with the consummation of the Transactions, the Company entered into the Amended and Restated Registration Rights Agreement with the Sponsor, Chardan’s officers, directors, initial stockholders, CCM LLC and Warrant Holdings, an affiliate of the Sponsor (collectively, the “Insiders”) and certain Legacy Dragonfly stockholders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from June 23, 2020 (Inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $1,919,615, which resulted from a net gain on marketable securities held in Trust Account in the amount of $279,627, which was partially offset by the change in fair value of warrant liabilities of $1,110,686, operating and formation costs of $999,216, franchise tax expense of $50,000, and income tax expense of $39,340.

For the nine months ended September 30, 2022, we had a net loss of $1,298,108, which resulted from the change in fair value of warrant liabilities of $46,279 and a net gain on marketable securities held in Trust Account in the amount of $469,109, which was partially offset by operating and formation costs of $1,623,500, franchise tax expense of $150,656, and income tax expense of $39,340.

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

For the nine months ended September 30, 2021, we had net income of $2,689,709, which resulted from the change in fair value of warrant liabilities of $4,072,514, and an unrealized gain on marketable securities held in Trust Account in the amount of 7,023, which was partially offset by warrant issuance costs of $18,797 associated with the Initial Public Offering, operating and formation costs of $93,068, loss on sale of Private Warrants of $1,253,929, and franchise tax expense of $24,034.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, the Company had $316,023 and $799,808 in cash held outside of the Trust Account, respectively. As of September 30, 2022, the Company had a working capital deficit of $ 1,125,637. As of December 31, 2021, the Company had a working capital surplus of $988,187.

For the nine months ended September 30, 2022, net cash used in operating activities was $583,456, which was due to the change in fair value of warrants of $46,279, a net gain on investments in the Trust Account of $469,109, and our net loss of $1,298,108, partially offset by changes in operating assets and liabilities of $1,230,040.

For the nine months ended September 30, 2021, net cash used in operating activities was $459,653, which was due to the change in fair value of warrants of $4,072,514, changes in operating assets and liabilities of $342,550, and net gain on investments in the Trust Account of $7,023, partially offset by our net income of $2,689,709, loss on sale of Private Warrants of $1,253,928, and expensed offering costs of $18,797.

For the nine months ended September 30, 2022, net cash provided by investing activities was $96,894,621, of which was due to proceeds from the trust account for payment of redeeming stockholder $97,194,950, and $99,671 due to proceeds from the Trust Account to pay franchise tax, partially offset by $400,000 deposited into the trust account.

For the nine months ended September 30, 2021, net cash used in investing activities was $128,397,500, which was due to the amount of net proceeds from the Initial Public Offering being deposited to the Trust Account.

For the nine months ended September 30, 2022, net cash flows used in financing activities was $96,794,950, which was due to $97,194,950 of payments to redeeming stockholders, partially offset by $400,000 of proceeds from promissory notes-related party.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 or December 31, 2021.

Contractual Obligations

As of September 30, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations. We entered into an administrative services agreement pursuant to which we pay the Sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month.

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

Business Combination Marketing Agreement

The Company has engaged Chardan Capital Markets LLC as an advisor in connection with the Company’s Business Combination to assist the Company in holding meetings with the stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company paid Chardan Capital Markets LLC a cash fee for such services upon the consummation of the Company’s initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering.

Related Party Extension Loans

As discussed in Note 1 to the Financial Statements, the Company could extend the period of time to consummate an initial Business Combination up to three times, for an additional one month each time (for a total of up to three months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial stockholders or their affiliates or designees must deposit into the Trust Account $200,000 if extended for each of the 1-month terms), on or prior to the date of the applicable deadline. Additionally, as discussed in Note 1, the Company held a Special Meeting where the Stockholders approved the proposal to amend the Company’s Charter to provide the Company’s Insiders the ability to extend the date by which the Company must complete a business combination up to three (3) times for an additional one (1) month each time (for a maximum of three (3) one-month extensions). Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. Upon the consummation of the Business Combination, the Company repaid such loaned amounts out of the proceeds of the Trust Account released to the Company. The initial stockholders and their affiliates or designees were not obligated to fund the Trust Account to extend the time for the Company to complete an initial Business Combination.

On August 8, 2022, the Company notified the Trustee that it was extending the time available to the Company to consummate its initial business combination for an additional one (1) month from August 13, 2022 to September 13, 2022 (“Extension No. 1”). Extension No. 1 provided the Company with additional time to complete its proposed business combination with Dragonfly. Extension No. 1 was the first of up to three (3) one-month extensions permitted under the Company’s Second A&R Charter.

In connection with Extension No. 1, the Company’s officers, directors, initial stockholders and Chardan NexTech 2 Warrant Holdings, LLC (collectively, the “Insiders”), their affiliates or designees deposited an aggregate of $200,000 (the “First Extension Payment”) into the Trust Account prior to August 13, 2022, on behalf of the Company. In connection with its First Extension Payment, the Insiders will receive a non-interest bearing, unsecured promissory note equal to the First Extension Payment that would not have been repaid if the Company was unable to close a business combination, unless there were funds available outside its Trust Account to do so.

On September 6, 2022, the Company notified Continental Stock Transfer & Trust Company that it was extending the time available to the Company to consummate its initial business combination for an additional one (1) month from September 13, 2022 to October 13, 2022 (“Extension No. 2”). Extension No. 2 provided the Company with additional time to complete its proposed business combination with Dragonfly. Extension No. 2 was the second of up to three (3) 1-month extensions permitted under the Company’s Second A&R Charter.

In connection with Extension No. 2, the Company’s officers, directors, initial stockholders and Chardan NexTech 2 Warrant Holdings, LLC, their affiliates or designees deposited an aggregate of $200,000 (the “Second Extension Payment”) into the Trust Account prior to September 12, 2022, on behalf of the Company. In connection with its Second Extension Payment, the Insiders received a non-interest bearing, unsecured promissory note equal to the Second Extension Payment that would not have been repaid if the Company was unable to close a business combination, unless there were funds available outside its Trust Account to do so.

As of September 30, 2022 , the Company had an outstanding balance in promissory note - related party of $400,000 in relation to Extension No 1 and Extension No 2.

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants will be recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations.

The Company accounts for the Private Warrants issued concurrently in connection with the Initial Public Offering in accordance with ASC 815-40, under which the Private Warrants will not meet the criteria for equity classification and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Warrants will be measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement (“ASC 820”), with changes in fair value recognized in the unaudited condensed consolidated statements of operations in the period of change.

The Public Warrants are not precluded from equity classification, and are accounted for as such on the date of issuance, and each balance sheet date thereafter.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On August 5, 2022, in connection with the Charter Amendment, 9,556,652 shares of Chardan common stock were redeemed, resulting in the distribution of $97,194,950 from the Trust Account to the redeeming stockholders. Following such redemptions, approximately $31,460,579 million remained in the Trust Account and 6,255,848 shares of Common Stock remained issued and outstanding. Accordingly, as of September 30, 2022 and December 31, 2021, 3,093,348 and 12,650,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheets. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and retained earnings (accumulated deficit).

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 € and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022, due to the revision of the Balance Sheet as of August 13, 2021 that was included in a Form 8-K, Item 8.01, filed on August 19, 2021, regarding the classification of redeemable common stock, as described below, which constitutes a material weakness in our internal control over financial reporting. The revision was included as part of the September 30, 2021 Form 10-Q, as filed with the SEC on November 15, 2021.

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

Changes in Internal Control Over Financial Reporting

Other than the implementation of the remediation activities regarding the Company’s Balance Sheet on the Form 8-K filed on August 13, 2021, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our unaudited condensed consolidated financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s proxy statement/prospectus, dated September 16, 2022  (the “Proxy Statement/Prospectus”) as filed with the SEC. in the section entitled “Risk Factors” beginning on page 52 thereof and are incorporated herein by reference. A summary of the risks associated with the Company’s business are also described on pages 41-43 of the Proxy Statement/Prospectus under the heading “Risk Factors” and are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the subscription agreement, dated as of May 15, 2022 (the “Subscription Agreement”), by and between CNTQ and Chardan NexTech Investments 2 LLC (or an affiliate thereof if assigned pursuant to the Subscription Agreement, the “Sponsor”), the Sponsor agreed to purchase, and CNTQ agreed to sell to the Sponsor, an aggregate of 500,000 shares of CNTQ Common Stock for gross proceeds to CNTQ of $5 million in a private placement. On September 28, 2022, the Sponsor and CCM entered into an assignment, assumption and joinder agreement, pursuant to which the Sponsor assigned all of the Sponsor’s rights, benefits and obligations under the Subscription Agreement to CCM.

Under the Subscription Agreement, the number of shares of CNTQ Common Stock that CCM was obligated to purchase was to be reduced by the number of shares of CNTQ Common Stock that CCM purchased in the open market, provided that such purchased shares were not redeemed, and the aggregate price to be paid under the Subscription Agreement was to be reduced by the amount of proceeds received by the Company because such shares are not redeemed (the “Offset”). During the week of September 26, 2022 CCM acquired in the open market in total 485,000 shares of common stock at purchase prices per share ranging from $10.33 to $10.38 (such shares, the “Purchased Shares”). The Purchased Shares were not redeemed, resulting in (i) the Company’s receipt of $5,016,547 from the Trust Account (based on a per share redemption price of $10.34) and (ii) a reduction in CCM’s purchase commitment under the Subscription Agreement to zero in accordance with the Offset. At the Closing, the Company issued an additional 15,000 shares to CCM pursuant to the terms of the Subscription Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
4.1	Form of $10 Warrant of the Company.	8-K	4.2	09/29/2022
4.2	Form of Penny Warrant of the Company	8-K	4.1	09/29/2022
10.1	Investment Management Trust Agreement, dated as of August 10, 2021, by and between Continental Stock & Trust Company and Chardan NexTech Acquisition 2 Corp.	8-K	10.2	08/13/2021
10.2	Amendment No. 1 to Investment Management Trust Agreement, dated as of August 5, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee	8-K	10.1	08/05/2022
10.3	Promissory Note, dated as of August 11, 2022, by and between the Company and Chardan NexTech 2 Warrant Holdings, LLC.	8-K	10.7	08/15/2022
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included as Exhibit 101)
*	Filed herewith
**	Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dragonfly Energy Holdings Corp.

Date: November 14, 2022	By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer and President
(Principal Executive Officer)

Dragonfly Energy Holdings Corp.

Date: November 14, 2022	By:	/s/ John Marchetti
John Marchetti
Chief Financial Officer
(Principal Financial and Accounting Officer)