Form 10-K
period 2022-12-31
Dragonfly Energy Holdings Corp.
filed 2023-04-17
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 001-40730

DRAGONFLY ENERGY HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	85-1873463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1190 Trademark Drive, #108	89521
Reno,	Nevada
(Address of Principal Executive Offices)	(Zip Code)

(775) 622-3448

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	DFLI	The Nasdaq Global Market
Redeemable Warrants, exercisable for common stock at an exercise price of $11.50 per share, subject to adjustment	DFLIW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $10.1499 for shares of the registrant’s common stock as reported by the Nasdaq Global Market, was approximately $128.4 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2023, there were 45,794,923 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to recognize the anticipated benefits of our recent Business Combination (as defined herein), which may be affected by, among other things, the factors listed below;
●	our ability to successfully increase market penetration into target markets;
●	the addressable markets that we intend to target do not grow as expected;
●	the loss of any members of our senior management team or other key personnel;
●	the loss of any relationships with key suppliers, including suppliers in China;
●	the loss of any relationships with key customers;
●	our ability to protect our patents and other intellectual property;
●	the failure to successfully optimize solid-state cells or to produce commercially viable solid-state cells in a timely manner or at all, or to scale to mass production;
●	changes in applicable laws or regulations;
●	our ability to maintain the listing of our common stock on the Nasdaq Global Market and Public Warrants (as defined herein) on the Nasdaq Capital Market;
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors (including an economic slowdown or inflationary pressures);
●	the impact of the COVID-19 pandemic, including any mutations or variants thereof, and its effect on business and financial conditions;
●	our ability to sell the desired amounts of shares of common stock at desired prices under our equity facility;
●	the potential for events or circumstances that result in our failure to timely achieve the anticipated benefits of our customer arrangements with THOR Industries and its affiliate brands (including Keystone RV Company);
●	our ability to raise additional capital to fund our operations;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	developments relating to our competitors and our industry;
●	our ability to engage target customers and successfully retain these customers for future orders;
●	the reliance on two suppliers for our lithium iron phosphate cells and a single supplier for the manufacture of our battery management system; and
●	our current dependence on a single manufacturing facility.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. Please see “Part I—Item 1A—Risk Factors” for additional risks which could adversely impact our business and financial performance.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaims any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

ii

Part I

Item 1. Business

All references in this report to “Dragonfly,” the “Company,” “we,” “us,” or “our” mean Dragonfly Energy Holdings Corp. and its subsidiaries unless stated otherwise or the context otherwise indicates.

Overview

We are a manufacturer of non-toxic deep cycle lithium-ion batteries that caters to customers in the consumer (including the recreational vehicle (“RV”), marine vessel and off-grid residence industries), industrial and energy storage markets, with disruptive solid-state cell technology currently under development. Our goal is to develop technology to deliver environmentally impactful solutions for energy storage to everyone globally. We believe that the innovative design of our lithium-ion batteries is ideally suited for the demands of modern customers who rely on consumer electronics, connected devices and smart appliances that require continuous, reliable electricity, regardless of location.

Our deep cycle lithium iron phosphate (“LFP”) batteries provide numerous advantages compared to incumbent products, such as lead-acid batteries. LFP batteries are non-toxic and environmentally friendly, do not rely on scarce or controversial metals and are a highly cost-effective storage solution. LFP batteries use lithium iron phosphate (LiFePO4) as the cathode material for lithium-ion cells rather than nickel or cobalt. Although the energy density of LFP batteries is lower, they have a longer cycle life and experience a slower rate of capacity loss. LFP is also intrinsically safer than sulfide gases due to its thermal and chemical stability, meaning our LFP batteries are less flammable than alternative products. As we develop our proprietary solid-state cell technology, we believe our use of LFP will continue to provide significant advantages over the lithium-ion technology in development by most other companies that still incorporate less stable components in their chemistries (such as sulfide glasses, which are chemically unstable and form hydrogen sulfide when exposed to air).

We have a dual-brand strategy for battery products, Dragonfly Energy (“Dragonfly Energy”) and Battle Born Batteries (“Battle Born”). Battle Born branded products are primarily sold direct to consumers, while the Dragonfly Energy brand is primarily sold to original equipment manufacturers (“OEMs”). However, with the growing popularity and brand recognition of Battle Born, these batteries have become increasingly popular with our OEM customers. Based on the extensive research and optimization undertaken by our team, we have developed a line of products with features including a proprietary battery management system and an internal battery heating feature for cold temperatures, and we have recently launched our unique battery communication system. We currently source the LFP cells incorporated into our batteries from a limited number of carefully selected suppliers that can meet our demanding quality standards and with whom we have developed long-term relationships.

We began as an aftermarket-focused business initially targeting direct-to-consumer sales in the RV market. Since 2020, we have sold over 226,000 batteries. For the years ended December 31, 2022 and 2021, we sold 96,034 and 74,652 batteries, respectively, and had $86.3 million and $78.0 million in sales, respectively. Over time, we have increased total sales through a combination of: increasing direct-to-consumer sales of batteries for RV applications; expanding into the marine vessels and off-grid storage markets with related direct-to-consumer sales; selling batteries to RV OEMs; increasing sales to distributors; and reselling accessories for battery systems. Our RV OEM customers currently include Keystone RV Company (“Keystone”), who fulfills certain of its LFP battery requirements exclusively through us (with potential annual renewals), THOR Industries (“THOR”), who has made a strategic investment in our business and with whom we intend to enter into a future, mutually agreed exclusive North American distribution agreement with an initial term of two years (with potential annual renewals), Airstream, and REV, and we are in ongoing discussions with a number of additional RV OEMS to further increase adoption of our products.

We currently offer a line of batteries across our two brands, each differentiated by size, power and capacity, consisting of seven different models, four of which come with a heated option. To supplement our battery offerings, we are also a reseller of accessories for battery systems. These include chargers, inverters, monitors, controllers and other system accessories from brands such as Victron Energy, Progressive Dynamics, Magnum Energy and Sterling Power. Pursuant to the Asset Purchase Agreement dated April 22, 2022 by and among us and Thomason Jones Company, LLC (“Thomason Jones”) and the other parties thereto, we also acquired the assets, including the Wakespeed Offshore brand (“Wakespeed”) of Thomason Jones, allowing us to include our own alternator regulator in systems that we sell.

Our battery packs are designed and assembled in-house in the United States. In April 2021, we opened our new 99,000 square foot facility in Reno, Nevada, allowing us to increase our production capacity and giving us the ability to increase sales to existing customers and penetrate new markets. Our facility provides a streamlined, partially autonomous production process for our current batteries, which comprises module assembly and battery assembly, with the availability to expand the number of lines to handle increased volumes and the additional battery modules we intend to introduce in the near future. We plan to continue to expand our production capacity as needed and estimate that our current production facility will allow for over $500 million in manufacturing sales capacity once fully utilized.

We currently focus on three main consumer end markets: RVs, marine vessels and off-grid storage and, in the medium- to longer-term, we plan on expanding into several new markets. Within our current markets, our aim is to replace incumbent lead-acid batteries. Our batteries are primarily designed to provide consumers with a long-lasting, highly efficient power source for powering appliances, consumer electronics and other smart devices located inside RVs, marine vessels or off-grid residences and, other than for certain smaller marine vessels, are not intended for propulsion. Our batteries are powertrain agnostic with the ability to operate on internal combustion engine vehicles or electric vehicles.

Our proven sales and marketing strategy has allowed us to penetrate our current end markets efficiently. We use a variety of methods to educate consumers on the benefits of LFP batteries and why they are a better investment compared to the legacy lead-acid batteries currently found in our target end markets today. We also have an extensive social media program, where we partner with content creators in our target markets to share with consumers the benefits of our products. Lastly, we participate in a variety of industry productions, including features on RV podcasts and TV shows, and attend sponsored industry events such as the Bassmaster Classic, RV rallies and boat shows.

In addition to our conventional LFP batteries, our experienced research and development team, headed by our founder and Chief Executive Officer, is currently developing the next generation of LFP solid-state cells. Since our inception, we have been developing proprietary solid-state cell technology and manufacturing processes for which we have issued patents and pending patent applications, where appropriate. Solid-state lithium-ion technology eliminates the use of a liquid electrolyte, which addresses the residual heat and flammability issues arising from lithium-ion batteries. The unique competitive advantage of our solid-state battery cell is highlighted by our dry deposition technology, which completely displaces the need for toxic solvents in the manufacturing process and allows for the rapid and scalable production of solid-state cells having an intercalation anode, like graphite or silicon. Many other solid-state technology companies are focused on a denser lithium metal anode, which tends to form icicle-like dendrites inside the cell and lacks the cyclability of an intercalation anode. Our design allows for a much safer, more efficient cell that we believe will be a key differentiator in the energy storage market. Additionally, our internal production of solid-state cells will streamline our supply chain, allowing us to vertically integrate our cells into our batteries, thereby lowering our production costs.

As businesses, organizations and individuals increasingly seek improved clean energy use and energy storage, we believe we are well-positioned to achieve our objectives of developing innovative technology to make clean energy accessible and affordable for everyone globally. We will continue to focus on our core competencies of providing innovative technology, expanding our brand portfolio and providing affordable, sustainable and accessible energy, all while being designed and manufactured in the United States.

Industry Background

For decades, lead-acid batteries have been the dominant player in power and energy markets worldwide. Since the introduction of the absorbed glass mat (“AGM”) lead-acid battery in the mid-1970s, the technological advancements in lead-acid battery technology have been limited. LFP batteries have numerous advantages over the incumbent lead-acid batteries used in today’s markets:

●	Environmentally Friendly, Socially Responsible and Safer. Lead-acid batteries that are not recycled or disposed of properly are extremely toxic and can cause areas of poisonous groundwater and lead buildups, impacting both humans and the environment. Research by EcoMENA shows that a single lead-acid battery disposed of incorrectly into a municipal solid waste collection system could contaminate 25 tonnes of municipal solid waste and prevent recovery of organic resources due to high lead levels. Lithium-ion batteries, specifically LFP batteries, have no toxic elements, offering a much safer environmental alternative to lead-acid batteries. LFP batteries also do not rely on controversial elements such as cobalt as part of their chemistry. Compared to lead-acid batteries, there is no concern of “off-gassing,” or the emission of noxious gases, for lithium-ion batteries, and therefore no need to take into consideration required ventilation or off-gas related fire risk when installing or recharging our LFP batteries.

●	Longer Lifespan. Lithium-ion batteries have longer lifecycles compared to lead-acid batteries. LFP batteries are able to cycle (i.e., discharge and charge) 3,000 to 5,000 times before hitting the 80% capacity mark. Comparatively, lead-acid batteries degrade quickly, only cycling 300-500 times before hitting 50% of their original capacity. Our third-party validated internal research suggests that if a typical AGM lead-acid battery and our LFP battery were cycled once every day, the AGM battery and our LFP battery would have a respective lifespan of 1.98 years and 19.18 years before reaching 80% depth of discharge (i.e., 80% of our battery would have been discharged relative to the overall capacity of the battery in that lifespan). In many storage applications, lithium-ion batteries have a lifespan exceeding the lifetime of the project with very limited maintenance requirements, compared to lead-acid batteries, which have a one- to two-year useful life in most applications.

●	Power and Performance. As new technologies evolve and people consume more electricity, the importance of battery power and performance increases. Compared to lead-acid batteries, lithium-ion batteries can discharge power at a higher voltage and more consistently through the discharge cycle (i.e., until they are 100% discharged) while utilizing a smaller physical space and weighing less. In addition, unlike lead-acid batteries, lithium-ion batteries can be discharged below 50% capacity without causing irreparable harm to the battery. Lithium-ion batteries also provide the same energy capacity with one-fifth the weight of a standard lead-acid battery. Lithium-ion batteries are also significantly more reliable and efficient, especially in cold temperatures, allowing for year-round all-climate usage.

●	Charging. Lead-acid batteries were the first rechargeable batteries on the market. However, due to new advancements in energy density (i.e., the amount of energy stored by mass volume) and charge/discharge rates, lithium-ion batteries now significantly outperform traditional lead-acid batteries. LFP batteries currently charge five times faster than their lead-acid counterparts, with even faster charging rates expected for the next generation of lithium-ion cells. With the appropriate battery management system, lithium-ion batteries can be charged in cold temperatures, something lead-acid batteries are unable to do, resulting in two to three times more power delivered.

●	Maintenance-Free. LFP batteries provide the benefit of being a maintenance-free option compared to lead-acid batteries. Unlike lead-acid batteries which have no battery management system to regulate current flow and charging rates, all our LFP battery packs include a proprietary battery management system that regulates current and provides temperature, short circuit and cold charging protection. Our LFP batteries also do not require cleaning or water, eliminating the need for periodic maintenance found in today’s lead-acid batteries. While our LFP batteries are generally designed to replace and physically fit into racks made for existing lead-acid batteries, our batteries can be installed in any position and without the need for venting.

End Markets

Current Markets

According to a Frost and Sullivan report commissioned by us (“Frost & Sullivan”), the total addressable market (“TAM”) of our three current end markets is estimated to be approximately $12 billion by 2025.

●	Recreational Vehicles. The growth of the RV market is expected to continue to drive demand for LFP storage batteries. According to the 2022 RV Industry Association (“RVIA”) Annual Report, 22% of RV buyers are between the ages of 18 and 34. In addition, nearly a third of the respondents in the study (31%) are first-time owners, underscoring the growth of the industry in the past decade. RV interiors are becoming more modern as customers adopt the full-time RV lifestyle, with additional appliances and electronics being installed, increasing the need for reliable power. According to the RVIA and THOR Industries, North American RV shipments have had an estimated 10-year compound annual growth rate (“CAGR”) of 6.8% from 2012 to 2022. The need for greater power and power storage capabilities to power interiors is driving a shift towards the use of LFP batteries. Incumbent lead-acid batteries are heavy, take up a lot of space, have inefficient power discharge and require ventilation. Our product addresses all of these problems by allowing for shorter charge times, weighing one-fifth of a standard lead-acid battery, providing a reliable and consistent source of power and being maintenance-free. Our market focus has traditionally been on motorized RVs (i.e., drivable RVs), however, OEMs have begun to introduce batteries into towable units (i.e., RVs that require another vehicle to drive them), which has created a growing subsector in the RV market for LFP batteries. According to the RVIA’s 2021 RV Market Report, approximately 91% of wholesale RV units shipped in 2021 were towable units, representing a significant growth opportunity for LFP batteries.

●	Marine Vessels. As boating becomes more popular in North America, the need for a reliable, non-flammable energy storage system is becoming increasingly apparent. According to the 2020 Recreational Boating Statistics and the 2020 National Recreational Boating Safety Survey, in 2018 over 84 million Americans participated in some form of boating activity, with a total of over 11.8 million boats on the water as of 2020, of which 93% are power boats. We believe that the marine vessel market will grow to approximately $8 billion by 2025. Similar to the RV market, customers are becoming more technologically advanced and are adding more electronics to their vessels, in turn driving demand for larger and more reliable energy storage, such as LFP batteries. Tightening marina regulations are also driving the need for electric docking motors on more vessels and increasing the focus on safety, which LFP batteries are well-suited to address.

●	Off-Grid Residences. Many people are turning to off-grid housing and, as individuals and governments become more conscious of their carbon footprint, a shift towards renewable energy sources for off-grid housing will be increasingly popular. Solar installations continue to see an increase globally, with global PV installations projected to rise from 144 GW (DC) in 2020 to 334 GW (DC) in 2030 according to Bloomberg. According to the Solar Energy Industries Association (“SEIA”), approximately 11% of solar installations in 2021 were supplemented with a battery system for efficient storing of excess energy generated during daylight hours. However, the number of new behind-the-meter solar systems with supporting battery systems is projected to rise to over 29% by 2025. LFP batteries are able to solve the weakest part of renewable energy adoption, which is the lack of consistent, reliable and efficient energy storage that is safer than alternative energy storage options currently on the market. As this shift towards clean energy becomes more prominent and cost-effective, the LFP battery market will be able to penetrate the largely untapped off-grid markets.

Addressable Adjacent Markets

Our addressable markets are areas with significant growth potential that we will be positioned to penetrate as customers turn towards LFP and other lithium-ion batteries as replacements for traditional lead-acid batteries. As these medium- and long-term markets mature, we intend to deploy our solid-state technology, once developed, while concurrently continuing to further displace the incumbent lead-acid technology. According to Frost & Sullivan, our TAM is estimated to be $85 billion by 2025.

●	Industrial / Material Handlings / Work Truck. The industrial vehicle market includes work trucks, material handling and warehousing equipment and compact construction equipment. As industrial vehicles increase in terms of automation and incorporate more onboard tools, the need for a long-lasting, reliable and environmentally friendly energy source grows. The continuous growth of e-commerce is increasing the demand for warehousing and automated equipment. According to material handling equipment manufacturer Hyster-Yale Materials Handling, in 2021 the global market volume in units for lift trucks was approximately 2.3 million, most of which were powered by traditional lead-acid batteries, presenting a large retrofitting opportunity for LFP batteries.

●	Specialty Vehicles. According to Mordor Intelligence, as of 2019, approximately 40% of the specialty vehicle market in the United States consists of medical and healthcare vehicles and approximately 30% consists of law enforcement and public safety vehicles. The market for emergency vehicles has grown as the baby boomer generation continues to age, and there has been increased demand for electrified devices and equipment on board these emergency vehicles. Our LFP batteries are well-suited to capture this market as they offer a more reliable power source with longer lifecycles compared to lead-acid batteries. In addition, LFP batteries are safer, lighter and modular, allowing for more tools to be stored on-board emergency vehicles without sacrificing the performance of the battery system.

●	Emergency and Standby Power. Demand for reliable emergency and standby power sources is expected to continue to drive demand for effective power storage for residential, commercial and industrial uses. Power outages in the United States cost an estimated $150 billion per year, according to the Department of Energy, increasing the demand for uninterrupted power sources. The need for reliable emergency and standby power exists in both hazardous and non-hazardous environments and is particularly acute in areas where the existing grid service is subject to intermittencies or is otherwise inefficient (including as a result high peak electricity usage, grid and related equipment age or severe weather and other environmental factors). LFP batteries are able to offset grid-related intermittencies and inefficiencies and assist in providing grid stabilization. Importantly, LFP batteries achieve these benefits in a clean, reliable and safe manner by supplanting or reducing the use of fossil fuel backup generators.

●	Telecom. Demand for mobile data continues to increase and network providers are investing heavily in 5G networks, particularly in unserved and underserved regions, to support this demand. According to the CTIA’s 2021 annual survey, there were 417,215 cell sites in the United States in 2020. Batteries provide backup power to these sites when external power is interrupted. While lead-acid batteries are commonly used as backup batteries today, the compact nature of lithium-ion batteries, together with the fact that they are safer and more environmentally friendly, make them ideal alternatives as new wireless sites are built and the older wireless sites require upgrades. LFP batteries are maintenance free and have a longer lifespan, allowing for a more efficient and reliable power source for large wireless sites. The ability to monitor the battery systems remotely enables telecom operators to reduce onsite maintenance checks, thereby reducing overall operational costs while ensuring network uptime.

●	Rail. Rail transportation is a large potential market, with an estimated market size of $98.6 billion in 2022, according to IBISWorld. Many railroad operators have invested in infrastructure and equipment upgrades in recent years, in an attempt to boost capacity and productivity. As noted in a study conducted by the International Energy Analysis Department and the Lawrence Berkeley National Laboratory, a shift from fossil fuel-based rail cars to emission-free power sources will greatly affect the economic and environmental impact from the rail industry. Two suggested pathways from this study were (1) electrifying railway tracks and using emission-free electricity which requires significant storage combined with renewable electricity on the grid, and (2) adding battery storage cars to diesel-electric trains. A battery-electric rail sector would provide more than 200GWh of modular and mobile storage, which could in turn provide grid services and improve the resilience of the power system.

●	Data Centers. Data centers have seen strong growth in recent years, with over 2,750 data centers in the United States as of January 2022 according to Statista. Constant technological advancements and larger amounts of data generated and stored by companies for increasingly longer periods of time are driving growth in the importance, and the amount, of physical space dedicated to data centers. As software companies, such as Google and Oracle, continue to develop new technologies, such as artificial intelligence, data centers where the computer and storage functions are co-located also continue to grow. As the industry seeks to cut operating costs, become more efficient and minimize dedicated physical space, we expect there to be a shift towards light, compact lithium-ion batteries that can reduce overall costs and provide a reliable power supply without sacrificing performance. Lithium-ion batteries are designed to operate in environments with higher ambient temperatures than incumbent energy storage methods (such as lead-acid batteries). This ability for lithium-ion batteries to withstand and operate at higher temperatures can also reduce cooling costs.

●	On-grid Storage. On-grid energy storage is used on a large-scale platform within an electrical power grid in conjunction with variable renewable energy sources such as solar and wind projects. These storage units (including large-scale stationary batteries) store energy when electricity is plentiful, and discharge energy at peak times when electricity is scarce. Because of the low cost of fossil fuels, the adoption of large-scale batteries has been slow. However, according to the U.S. Energy Information Administration 2021 report on battery storage in the United States, lithium-ion battery installations in large-scale storage grew from less than 50 MWh of energy capacity annual additions in 2010 to approximately 400 MWh in 2019. As lithium-ion battery production scales, the related cost of storage for all lithium-ion batteries will decline and the cost of renewable energy (including associated storage costs) is expected to approach $0.05 per kWh, which is the amount required to be cost competitive with the price of power from the electrical grid. We believe our ability to cost-effectively develop and manufacture LFP solid-state batteries will position renewable energy projects deploying these batteries to reach “grid parity” sooner.

Our Competitive Strengths

We believe that we possess the largest share in the markets we operate in due to our following business strengths, which distinguish us in this competitive landscape and position us to capitalize on the anticipated continued growth in the energy storage market:

●	Premier Lithium-Ion Battery Technology. Each of our innovative batteries features custom designed components to enhance power and performance in any application or setting. Our batteries feature LFP chemistry that is environmentally friendly, does not heat up or swell when charging or discharging, and generates more power in less physical space than competing lead-acid batteries. Unlike our competitors, our internal heating technology keeps our batteries within optimal internal conditions without drawing unnecessary energy and sustaining minimal energy drain. To protect our products, our batteries possess a proprietary battery management system that shuts off the ability to charge at 24 degrees Fahrenheit. This technology increases performance in cold weather conditions while possessing a unique heating solution that does not require an external energy source.

●	Extensive, Growing Patent Portfolio. We have developed and filed patent applications on commercially relevant aspects of our business including chemical compositions systems and production processes. To date, we have owned 26 issued patents, with an additional 22 patent applications pending, in the United States, China, Europe, Australia, Canada and other regions.

●	Proven Go-To-Market Strategy. We have successfully established a direct-to-consumer platform and have developed strong working relationships with major RV OEMs, custom designing products for new and existing applications. We see opportunities to continue to leverage our success in the aftermarket to expand our relationships to other leading OEMs and distributors while further enhancing our direct-to-consumer offerings. Extensive informational videos and exceptional customer service provide sales, technical and hands-on service support to facilitate consumer transition from traditional lead-acid or incumbent lithium-ion batteries to our products.

●	Established Customer Base with Brand Recognition. We have a growing customer base of more than 15,000 customers featuring OEMs, distributors, upfitters and end consumers across diverse end markets and applications including RV, marine vessels and off-grid residences. Customer demand and brand recognition of Battle Born batteries from an aftermarket sales perspective have helped drive significant adoption from RV OEMs (with a CAGR of over 135% since 2020) with visibility for future growth through further expansion of our existing relationships.

●	High Quality Manufacturing Process. Unlike competitors that outsource their manufacturing processes, our batteries are designed, assembled and tested in the United States, ensuring that our manufacturing process is thoroughly tested and our batteries are of the highest quality as a result of governmental regulations for performance and safety.

●	Drop-in Replacement. Our battery modules are largely designed to be “drop-in replacements” for traditional lead-acid batteries, which means that they are designed to fit standard RV or marine vessel configurations without any adjustments. Our target applications are powering devices and appliances in larger vehicles and low speed industrial vehicles. We offer a full line of compatible components and accessories to simplify the replacement process and provide consumers with customer service to ensure a seamless transition to our significantly safer and environmentally friendly battery. Over their lifetime, our batteries are significantly cheaper from both an absolute cost and a cost per energy perspective. These lifetime costs, at current costs and capacity, will naturally drop as we continue to take advantage of economies of scale.

Our Growth Strategy

We intend to leverage our competitive strengths, technology leadership and market share position to pursue our growth strategy through the following:

●	Expand Product Offerings. In the short-term, our aim is to further diversify our product offerings to give consumers, as well as OEMs and distributors, more options for additional applications. We intend to launch and scale production of additional 12 voltage and 24 voltage batteries and we have recently introduced 48 voltage battery systems, which we believe will extend our market reach in each of our targeted end markets. Moreover, in the first quarter of 2023, we launched Dragonfly IntelLigence, a proprietary monitoring and communication system that allows us to monitor, optimize, and in some cases compile data on battery banks. We believe the natural evolution of our product offering is to become a system integrator for solar and other energy storage solutions.

●	Expand End Markets. We have identified additional end markets that we believe in the medium- to longer-term will increasingly look to alternative energy solutions, such as LFP batteries. Markets, such as standby power, industrial vehicles, specialty vehicles and utility-grade storage, are in the early stages of adoption of lithium-ion batteries (including LFP batteries), and we aim to be at the forefront of this movement by continuing to develop and produce products with these end users in mind.

●	Commercialize Solid-State Technology. We believe solid-state technology presents a significant advantage to all products currently on the market, with the potential to be lighter, smaller, safer and cheaper. Once we have optimized the chemistry of our LFP solid-state batteries to enhance conductivity and power, we intend to scale up for mass production of separate solid-state batteries for various applications and use cases.

Our Products and Technology

Chemistry Comparison

Lead-acid batteries were the first form of rechargeable battery to be developed and modified across different platforms for a variety of uses, from powering small electronics to use for energy storage in back-up power supplies in cell phone towers. Since the development in the 1970s of AGM lead-acid batteries, a form of sealed lead-acid battery that enables operation in any position, there has been limited innovation in lead-acid battery technology. The push to develop longer-lasting, lower-cost, more environmentally-friendly and faster-charging batteries has led to the development of lithium-ion batteries and, within the lithium-ion battery market, different chemistries.

There are several dominant battery chemistries in the lithium-ion market that can be used for different purposes. Two widely adopted chemistries found in the market today are nickel manganese cobalt (“NMC”), and nickel cobalt aluminum (“NCA”). The higher energy density and shorter cycle life found in NMC and NCA batteries are suitable for markets where fast charging and high energy density are required, such as electric vehicle (“EV”) powertrains and consumer electronics. LFP batteries are best suited for energy storage markets where long life and affordability are paramount, such as RV, marine vessel, off-grid storage, onboard tools, material handling, utility-grade storage, telecom, rail and data center markets.

NMC batteries are highly dependent on two metals that present significant constraints — nickel, which is facing an industry-wide shortage, and cobalt, a large percentage of which comes from conflict-ridden countries. According to an article by McKinsey & Company titled “Lithium and Cobalt: A tale of two commodities”, global forecasts for cobalt show supply shortages arising as early as 2022, slowing down NMC battery growth. Both of these elements are also subject to commodity price fluctuations, making NMC and NCA batteries less cost-effective than LFP batteries. LFP batteries do not contain these elements and materials can be sourced domestically, and are therefore not subject to these shortages, geopolitical concerns or commodity price fluctuations. In fact, LFP batteries have no toxic elements, offering a much safer environmental alternative. The temperature threshold for thermal runaway (i.e., lithium-ion battery overheating that can result in an internal chemical reaction) is roughly 700 degrees Fahrenheit for LFP batteries, compared to 350 degrees Fahrenheit for NMC and NCA batteries, making LFP batteries less flammable and safer.

LFP batteries have a useful life of approximately 10 to 15 years compared to one to two years for lead-acid batteries, and typically charge up to five times faster. LFP batteries are also not constrained by weight (having the same energy capacity at one-fifth of the weight) or temperature (having the ability to generate power even in low temperatures and to not swell or heat up when charging or discharging) and are generally maintenance free.

In the electric vehicle market, the race to provide the highest energy density facilitating frequent, rapid acceleration, greatest range and fastest charging battery — all while competing on cost — is where many new battery companies are prioritizing their efforts. Success in the electric vehicle market requires use of chemistries capable of optimization to these requirements. In our targeted stationary storage markets, the ideal solution requires a safe, long-lasting battery in terms of discharge/charge cycles with a focus on providing a steady power stream. LFP batteries are better suited for the stationary storage market compared to NMC and NCA batteries, as LFP batteries are safer and have a significantly longer life cycle making them more cost-effective. The market for utility grade storage, particularly for clean energy projects, and the related adoption of lithium-ion batteries (including LFP batteries) is expected to increase as the fully-loaded cost of energy (production and storage) approaches cost parity with inexpensive fossil fuel energy provided through the electric grid. Compared to NMC and NCA batteries, LFP batteries are at or much closer to grid parity.

Solid-State Cells

LFP batteries are not without their disadvantages. While less flammable than other chemistries, the existence of a flammable liquid electrolyte still poses safety risks. Like all liquid-based lithium-ion batteries, LFP batteries have a potential to produce solid lithium dendrites, icicle-like formations which can pierce the physical separators in LFP batteries, which are necessary in LFP batteries to separate the positively charged liquid electrolyte from the negatively charged liquid electrolyte, and which, over time, will degrade the performance of LFP batteries and potentially result in fire-related risks. The next phase in the development of lithium-ion batteries is solid-state cell development, which contains a solid, rather than a liquid, electrolyte, eliminating many of the current disadvantages to LFP batteries while increasing the safety of the battery cells. We believe that the development of our solid-state technology will provide us with a unique competitive advantage.

Compared to current lithium-ion technology, where lithium-ions cross a liquid electrolyte barrier between a battery’s anode (negative electrode) and cathode (positive electrode), solid-state batteries aim to use a solid electrolyte to regulate the lithium-ions. As a battery charges and discharges, an electrochemical reaction occurs creating a flow of electrical energy between the cathode, electrolyte and anode as the electrodes lose and reacquire electrons. In addition to the use of non-toxic electrode components, the removal of a liquid electrolyte will eliminate the risk of fire, making solid-state cells inherently safe. The move to a non-liquid electrolyte also means that solid-state batteries will be, on average, smaller and lighter than existing lithium-ion batteries. The process for manufacturing our solid-state cells is described below under “— Research and Development”.

Our Products

We currently offer non-toxic deep cycle LFP batteries for use in the RV, marine vessel and off-grid storage markets. We believe that the innovative design of our LFP batteries is ideally suited for the demands of modern customers who rely on consumer electronics, connected devices and smart appliances that require continuous, reliable electricity. We also offer chargers and other accessories either individually or as part of bundled packages.

Our core products are LFP battery modules with a built-in battery management system offered under two brand names: Dragonfly Energy, which sells primarily to OEMs, and Battle Born Batteries, which sells primarily direct to consumers and increasingly to OEMs. We currently offer seven LFP battery models across our two brands, each differentiated by size, power and capacity, consisting of seven different models, four of which come with a heated option. The following chart highlights the key features of each of our models:

Each battery model is capable of being discharged to a 100% depth of discharge and takes approximately five hours to charge to full capacity, which is five times faster than a traditional lead-acid battery. Each module is designed to last between 3,000 and 5,000 cycles, at which point the battery still holds 75% to 80% of its energy capacity. This equates to approximately 10 to 15 years of use (under typical conditions), which is why each battery comes with an industry-leading 10-year full replacement manufacturers’ defect warranty. Our battery modules are largely designed to be “drop-in replacements” for traditional lead-acid batteries, which means that they are designed to fit standard RV or marine vessel configurations without any adjustments. Our LFP batteries are versatile and designed to be compatible not just with standard chargers, but also with wind and solar power systems, and to be modular, and can be combined in series or in parallel depending on customer needs.

We also offer certain of our battery models as an internally heated battery, which utilizes our proprietary technology to maintain optimal internal settings in cold weather conditions, allowing customers to charge the battery even in low temperatures. The unique heating technology does not require an external energy source and the self-regulating internal heater is only activated when needed, minimizing energy drain and extending the useful life of the battery. Unlike traditional batteries, our batteries are maintenance free and do not require cleaning, adding of water or venting for “off gassing”.

In April of 2022, we acquired the assets and intellectual property portfolio of Thomason Jones Company, LLC, including Wakespeed, in a move that provides our OEM arm and consumer brand, Battle Born Batteries, the ability to offer complete alternator-connected systems for marine and RV consumers and manufacturers. Wakespeed offers a unique alternator regulator and several other devices focused on energy systems that are charged by a vehicle alternator. Wakespeed’s product line continues to be offered to specialty OEM manufacturers and customers but is now additionally offered alongside the innovative product lines of Dragonfly Energy and Battle Born Batteries.

In addition to our core battery products, we offer customers a number of adjacent products and accessories manufactured by third parties. We offer a range of charging components that are designed for every application: inverter chargers (which allow users to recharge a DC battery bank with AC power and also turn DC battery power into AC power), converter chargers (which allow users to charge from an AC power source) and solar charge controllers (which manage power transfer from solar arrays to battery banks).

We also offer customers a full suite of accessories and components to facilitate the installation of our products. These include plugs, fuses, cables, adapters, sensors and interfaces pictured below.

We offer specially designed bundled packages of battery modules and accessories tailored to specific applications for both RVs, marine vessels and off-grid residences, ranging in price from $675 to over $19,000, as shown below.

With our batteries being designed and assembled exclusively in-house, we are able to guarantee that we deliver high-quality batteries to customers. We test our products to ensure they meet federal and local governmental regulations for both performance and safety. Our testing and compliance with required standards and measurements are validated by a third-party lab, which includes UL Standard 2054, IEC 62133 and the UN 38.3 shipping certification.

Battery Management System

Our proprietary battery management system is developed and tested in-house. It offers a complete solution for monitoring and controlling our complex battery systems and is designed to protect battery cells from damage in various scenarios. We believe our battery management system is industry-leading for a number of reasons:

●	it enables batteries to draw power under 135 degrees Fahrenheit, and is designed to cut off charging at 24 degrees Fahrenheit to protect cells;

●	it actively monitors the rate of change of currents to detect and prevent short circuiting, and also protects against potential ground faults;

●	it allows for up to an average of 300 amps continuously, 500 amp surges for 30 seconds, and momentary, half second maximum capacity surges;

●	it enables batteries to recharge even if completely drained;

●	it utilizes larger resistors to ensure balanced loads to improve performance and extend useful life; and

●	it facilitates scalability by enabling batteries to be combined in parallel and in series.

Battery Communication System

We have developed a complete communication system branded Dragonfly IntelLigence, for which a U.S. non-provisional patent application and an international PCT patent application have been filed, to be used with Dragonfly Energy OEM systems and Battle Born batteries and bundles. This communication system will enable end customers to monitor each battery in real time, providing information on energy input and output and current or voltage imbalances. The communication system will be able to communicate with up to 24 batteries in a bank at one time and aggregate the data received from these batteries into a central system such as a phone or tablet. We expect to begin offering the Dragonfly IntelLigence product line to customers as an adjacent component and in our product bundles during the first half of 2023.

Alternator Regulation

Charging batteries in a vehicle, such as a boat or RV, often requires pulling electrical current off of the vehicle’s alternator. Alternator regulation is important to ensure that the alternator does not get unduly stressed during the current delivery to the batteries, and that the current delivery remains within the operating limits of the onboard battery bank. The acquisition of the assets of Wakespeed allows us to deliver our own proprietary solution to alternator regulation while also leveraging an established brand name. Wakespeed is especially popular in the marine industry, and our ability to offer this complete solution sets the stage for further penetration into marine markets.

Product Pipeline

Beyond our current battery modules, we have several LFP products in development that will enable us to access additional end markets.

●	New Products. Our current offerings feature battery products that serve the RV, marine vessel and off-grid markets. Although manufacturing operations were previously capacity constrained the expansion into our manufacturing facility will allow us to add production capacity and increase product offerings and scale based on demand.

●	The majority of our current batteries are 12 voltage batteries, which provide 100 amp hours of energy and are an affordable solution to customers utilizing smaller or lower power applications. The smaller stature and drop-in replacement nature of these batteries have made these popular within the RV and marine vessel markets. Through the expansion of our 12 voltage battery product offerings, we will be able to penetrate further into additional applications including towable RVs, truck campers and trolling motors for small boats.

●	We also offer 24 voltage batteries, which currently deliver 50 amp hours, and plan to further expand our 24 voltage battery offerings to provide additional drop-in replacements for AGM batteries. A single 24 voltage battery is more efficient than two 12 voltage batteries due to the ability to power directly from the source without sacrificing power through cables and connectors. This attractive power source is ideal for off-grid housing, telecommunication, solar, marine and motorized home markets, providing enhanced power to larger scale applications. A vast majority of telecommunication cell sites utilize 24 voltage batteries, greatly expanding our addressable market.

●	We intend to offer 48 voltage batteries at 100 amp hours that utilize the Dragonfly IntelLigence system to maintain balance and full visibility into the status of all cells.. The 48 voltage batteries provide further efficiency gains with higher voltage. These higher voltage batteries are currently more suitable for luxury mobile homes, larger off-grid uses, and high-end marine applications. We aim to further expand our 48 voltage batteries’ end market exposure into other highly attractive industries including standby power for data center and utility grade energy storage.

●	System Integrator. A natural evolution of our business is to offer customers a system integration solution providing more efficient power solutions at a cost-effective price point. We currently offer components and accessories necessary to build out complete lithium power systems, including solar panels, chargers and inverters, system monitoring, Wakespeed’s alternator regulators, accessories, and more. We have an in-house expert customer service team that assists customers in fully integrating their applications to our technologies for a seamless transition to lithium-based energy storage systems. Through our evolving technology and the customized architecture and application of our products, we are able to offer customers a seamless transition to creating a centralized coordinated system.

Research and Development

Our research and development is primarily focused on the advanced manufacturing of solid-state lithium-ion batteries using an LFP catholyte, a solid electrolyte and an intercalation-based anolyte (intercalation being the reversible inclusion of a molecule or ion into layered solids). We believe that solid-state batteries present a significant advantage to all products currently on the market, with the potential to be lighter, smaller, safer and cheaper. Since our founding, our research team, led by our founder and CEO, has been developing solid-state cell manufacturing technology and we aim to be a fully vertically integrated solid-state battery manufacturer. We have successfully tested and are currently in the process of optimizing the composite materials that comprise the cathode, anode and electrolyte of the all-solid-state battery. In addition, we are one of the only companies to focus on a true solid-state chemistry that conducts lithium with sufficiently high conductivity and cycles lithium phosphate against graphite with positive results, and are in the process of testing more complicated layered electrolyte compositions to maximize our cycling and power results. Our aim is to begin producing solid-state pouch cells from a pilot production line by early 2024.

Compared to current lithium-ion technology, where lithium-ions cross a liquid electrolyte barrier between a battery’s anode (negative electrode) and cathode (positive electrode), solid-state batteries aim to use a solid electrolyte to regulate the lithium-ions. Our solid-state batteries are designed to be multilayered pouch cells comprised of highly integrated layers of catholyte, electrolyte and anolyte contained within industry standard aluminum foil at the cathode and industry standard copper or nickel foil at the anode, which are then combined into larger battery packs. An illustrative solid-state cell is shown below.

We have developed proprietary processes, systems and materials that are protected by issued patents and pending patent applications that we believe place us at the forefront of solid-state storage-focused battery technology. Our cells utilize a layered electrolyte design, which increases stability by forming a stable solid electrolyte interface at both electrodes. Rather than requiring a solid-state separator, we have designed a patent-pending spray drying process that encapsulates each grain of cathode (LFP) or anode (graphite) with a solid electrolyte, which completely integrates the solid-state component, creating higher interface density and, therefore, more effective connectivity. In addition, our cathodes and anodes do not require any liquid component, making this truly solid-state. In lieu of lithium metal, our cathode component incorporates an intercalation material, such as graphite or silicon. This mitigates the risk of forming lithium dendrites, which degrades cell performance and could potentially cause an internal short circuit.

The utilization of our innovative, completely dry powder deposition technology in our manufacturing process is expected to result in faster manufacturing times with lower upfront capital costs due to the elimination of expensive dryers and vacuum ovens. We believe this will allow our production process to shift from batch production and convert to continuous production faster than our competitors. Our spray powder coating application is highly automated, allowing us to utilize less space and fix overhead costs while increasing the precision of our products and manufacturing capacity of the facility. Our manufacturing process is modular, allowing us to scale up depending upon demand.

The next stage in our technical development is to construct the battery to optimize performance and longevity to meet and exceed industry standards for our target storage markets. Ongoing testing and optimizing of more complicated batteries incorporating layered pouch cells will assist us in determining the optimal cell chemistry to enhance conductivity and increase the number of cycles (charge and discharge) in the cell lifecycle.

We intend to integrate our initial solid-state cells into Dragonfly Energy and Battle Born batteries and eventually scale to mass production of solid-state cells. We aim to be a vertically integrated LFP solid-state cell manufacturer with our technology incorporated into our own-branded products for sale to our own customers (including our OEM customers) but also other battery manufacturers.

Headquarters, Manufacturing and Production

Our headquarters is located in our 99,000 square foot manufacturing facility in Reno, Nevada. The lease for this building was entered into on March 1, 2021 and expires on April 30, 2026. We do not own any real property.

Our facility provides a streamlined, partially autonomous production process for our current batteries, which comprises module assembly and battery assembly. We currently have two production lines, with the availability to expand the number of lines to handle increased volumes and the additional battery modules we intend to introduce in the near future. We plan to continue to expand our production capacity as needed and estimate that our current production facility will allow for over $500 million in manufacturing sales capacity once fully utilized.

Our manufacturing process is set out below:

Our manufacturing process is divided into two aspects: (i) module assembly and (ii) battery assembly. We use a combination of trained employees and automated processes to increase production capacity and lower costs while maintaining the same level of quality our customers expect from our products. Module assembly is a significantly automated process, implementing custom-designed equipment and systems to suit our production needs. This includes cycling of individual cells to detect faulty components and to enable sorting by capacity. Our custom-designed automated welders spot weld individual cells that are assembled into specified module jigs based on the desired amp hour. Completed modules are then discharged to empty, recharged to full charge and sorted by capacity. Battery assembly is performed largely by hand by our trained employees, although we continue to look for innovative ways to integrate automation into this process. Our proprietary battery management system is thoroughly tested for quality cutoffs, then mounted onto individual modules, before the modules are bolted into its casing. We aim to automate the battery management system testing and installation process, which we expect could increase production capacity fourfold. We are currently implementing an automated process for the gluing and sealing process, which would incorporate a two-robot system for gluing and epoxying, as well as a glue pallet system to move finished batteries. After the assembled batteries are tested and sealed, they are processed for outbound distribution.

On February 8, 2022, we entered into a 124-month lease for an additional 390,240 square foot warehouse, which, once built, we intend to utilize for the manufacture of our solid-state batteries.

Supplier Relationships

We have a well-established, global supply chain that underlies the sourcing of the components for our products, although we source domestically wherever possible. We aim to maintain approximately six months’ worth of all components, other than cells, which we pre-order in advance for the year to ensure adequate supply. For nearly all of our components, other than our battery management system, we ensure that we have alternative suppliers available. Our battery management system is sourced from a single supplier based in China who we have a nearly 10-year relationship with and who manufactures this component exclusively for us based on our proprietary design. Our cells are sourced from two different, carefully selected cell manufacturers in China who are able to meet our demanding quality standards. As a result of our long-standing relationships with these suppliers, we are able to source LFP cells on favorable terms and within reasonable lead-times.

As we look toward the production of our solid-state cells, we have signed a non-binding Memorandum of Understanding with a lithium mining company and a lithium recycling company, both located in Nevada for the supply of lithium.

Customers; RV OEM Strategic Arrangements

We currently serve more than 15,000 customers in North America. Our existing customers consist of leading OEMs (such as Keystone, Thor, REV Group and Airstream); distributors (who purchase large quantities of batteries from us and sell to consumers); upfitters (who augment or customize vehicles for specific needs); and retail customers (who purchase from us directly). For the years ended December 31, 2022 and 2021, OEM sales represented 39.2% and 10.5% of our total revenues, respectively.

We have deep, long-standing relationships with many of our customers. We also have a diverse customer base, with our top 10 customers accounting for 36.3% of our revenue for the year ended December 31, 2022. Our customers primarily utilize our products for RVs, marine vessels and off-grid residences. We work directly with OEMs to ensure compatibility with existing designs and also collaborate on custom designs for new applications.

The RV market is characterized by low barriers to entry. In North America, there are two large publicly traded RV companies, THOR Industries and REV Group, in addition to a number of independent RV OEMs. THOR and REV each own a number well-known RV OEM brands and their related companies. These brands compete on a number of factors such as format (e.g., motorized or towable), price, design, value, quality and service. On November 19, 2021, we entered into a long-term Manufacturing Supply Agreement with Keystone, a member of the THOR group and the largest towable RV OEM in North America (the “Supply Agreement”). Under the Supply Agreement, we will be the exclusive supplier to Keystone for certain of its future LFP battery requirements, solidifying our long-standing relationship with Keystone.

In July 2022, we strengthened our ties with the THOR group of RV OEMs when (i) THOR Industries made a $15,000,000 strategic investment in us and (ii) we agreed to enter into a future, mutually agreed distribution arrangement and joint IP development arrangement. This arrangement and the Keystone arrangement facilitate our ongoing efforts to drive adoption of our products (leveraging the trend of LFP batteries increasingly replacing lead-acid batteries) by, among other things, increasing the number of RV OEMs that “design in” our batteries as original equipment and entering into arrangements with members of the various OEM dealer networks to stock our batteries for service and for aftermarket replacement sales. Once the distribution agreement has been negotiated and signed, during a to-be-agreed transition period, we will use commercially reasonable efforts to cease marketing and selling our products to other RV OEMs and suppliers to RV OEMs in North America. Although the full distribution agreement with THOR has not been executed and is subject to negotiation in the future, its terms are expected to include: (i) an initial term of 24 months, which THOR may renew for successive one-year periods; (ii) a requirement that we be the sole provider of lithium-ion batteries to the US-based THOR family of companies for THOR sales in the United States, subject to agreed exceptions; (iii) favored pricing for products and negotiated rebates or other incentives; (iv) a requirement that THOR and its North American OEMs be our exclusive RV OEM customers for our products in North America, subject to agreed exceptions; and (v) agreeable terms with respect to registered and unregistered intellectual property rights and technology rights (which do not include our existing intellectual property, including our solid-state battery technologies and related IP rights), including necessary licenses between the parties, third party licenses, and allocation of ownership of any intellectual property rights and/or technology rights developed as a result of development efforts jointly undertaken between THOR and us, subject to certain limitations.

We continue to seek to grow our customer base within our existing segments; however, we also believe that our products are well suited to address the needs in additional segments, including residential, commercial and/or industrial standby power, industrial vehicles (such as forklifts, material handling equipment and compact construction equipment) and specialty vehicles (such as emergency vehicles, utility vehicles and municipal vehicles) and we will seek to expand our market share in these segments in the future.

Sales and Marketing

Our proven sales and marketing strategy has allowed us to penetrate our current end markets efficiently. We use a variety of methods to educate consumers on the benefits of LFP batteries and why they are a better investment compared to the legacy lead-acid batteries found in our target end markets today. Through informational videos found on our website and social media platforms that educate consumers on the benefits of LFP batteries and various “DIY” videos, we assist consumers on what they need for their battery system and how to install and use batteries and accessories.

We utilize a multi-pronged sales and marketing strategy to ensure that the Dragonfly Energy, Battle Born and Wakespeed brands are at the forefront of their respective end markets. We have established strong relationships, particularly in the RV industry, through participation in trade shows and other sponsored industry events, which have allowed us to reach both OEMs and retail customers and ensure we are aware of evolving customer preferences. We are then able to leverage this customer feedback to collaborate with major OEMs to custom design products for new and existing applications.

In addition to traditional print and media advertising, we have leveraged the growing influence of social media (such as YouTube, Instagram and Facebook) and professional influencers to increase market awareness of our brands. We work closely with these influencers to create a lasting relationship that showcases the performance of our products, rather than one-off promotions. Our products have also been featured in television shows and on podcasts that cater specifically to RV enthusiasts.

We also value our direct relationships with retail customers. Our website and our customer service are key elements to our sales strategy. Our website enables customers to purchase Wakespeed and Battle Born products directly and provides access to a range of videos covering product information, technological benefits and installation guides. We have a team of experts dedicated to supporting our customers’ sales, technical and service needs.

Competition

Our key competitors are principally traditional lead-acid battery and lithium-ion battery manufacturers, such as Samsung, CATL and Enovix, in North America. We also compete against smaller LFP companies, who primarily either import their products or manufacture products under a private label. Of these companies, there is no other company that has penetrated our core end markets to the same extent as we have, and we believe that this is in large part due to the technological advantages that our products offer compared to other products in the market. Our batteries are purpose-built to enhance the power and performance in any application or setting. We have specifically designed our battery cases to fit into existing AGM battery racks and cabinets and offer a suite of compatible components and accessories in order to make the replacement process simple enough for customers to do it themselves. We have optimized our technology to produce a lighter, yet higher performing battery with a longer lifespan than incumbent lead-acid batteries. Our propriety battery management system and internal heat technology enables our batteries to outperform not only traditional lead-acid batteries, but other lithium-ion products.

With regard to solid-state technology, we have two main competitors, QuantumScape and Solid Power. While both of these competitors are focused on the development of solid-state technology for use in the propulsion of electric vehicles, we are focused on power storage applications, which has different requirements. We believe that our proprietary processes, systems and materials provide us with a significant competitive advantage in developing a fully solid-state, non-toxic and highly cost-effective energy solution.

As our solid-state technology comes to fruition and we begin to commercialize this product, we intend to become a vertically integrated battery company, internalizing all aspects of the manufacturing and assembly process. This is comparable to companies such as Tesla, BYD Limited and Li-Cycle. Our solid-state technology will also enable us to further penetrate the energy storage market, and we expect to compete with technology-focused energy storage companies such as EOS Energy, ESS and STEM.

Intellectual Property

The success of our business and our technology leadership is supported by our proprietary battery technology. We have received patents and filed patent applications in the United States and other jurisdictions to provide protection for our technology. We rely upon a combination of patent, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through non-disclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties.

As of December 31, 2022 we owned 26 issued patents and 22 pending patent applications. The patents and patent applications cover the United States, China, Europe (with individual patents in Germany, France and the United Kingdom), Australia, Canada and other regions. We periodically review and update our patent portfolio to protect our products and newly developed technologies. Currently, we have a combination of issued patents and pending patent applications covering the ornamental design of our GC2 and GC3 batteries, a device and method for monitoring battery systems, pre-coated solid-state electrolyte and electroactive powders and their methods of manufacture, methods and systems for the dry spray deposition of materials in an electrochemical cell; a thermal fuse; battery systems implementing a mesh network communication protocol; a power charging system for use during towing of a vehicle; and a power charging system with temperature based charging control. These patents are expected to have expired or expire between May 2023 and 2043, absent any patent term adjustments or extensions.

We periodically review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names and trademarks and service marks in the United States and other jurisdictions. In an effort to protect our brand, as of December 31, 2022, we own four trademark registrations to cover our house marks in the United States and we have seven pending trademark applications relating to our design logos and slogans in the United States.

Government Regulation and Compliance

We currently operate from a dedicated leased manufacturing facility, a leased warehouse and a podcast studio, each located in Reno, Nevada as well as a leased R&D facility in Sparks, Nevada. We have never owned any facility at which we operated. Operations at our facilities are subject to a variety of environmental, health and safety regulations, including those governing the generation, handling, storage, use, transportation, and disposal of hazardous materials. To conduct our operations, we have to obtain environmental, health, and safety permits and registrations and prepare plans. We are subject to inspections and possible citations by federal, state, and local environmental, health, and safety regulators. In transit, lithium-ion batteries are subject to rules governing the transportation of “dangerous goods.” We have policies and programs in place to assure compliance with our obligations, such as policies relating to workplace safety, fire prevention, hazardous material management and other emergency action plans. We train our employees and conduct audits of our operations to assess our fulfillment of these policies.

We are also subject to laws imposing liability for the cleanup of releases of hazardous substances. Under the law, we can be liable even if we did not cause a release on real property that we lease. We believe we have taken commercially reasonable steps to avoid such liability with respect to our current leased facilities.

Employees and Human Capital Resources

As of December 31, 2022, we have 177 employees; 171 full-time, 2 part-time and 4 seasonal. We have adopted our Code of Ethics to support and protect our culture, and we strive to create a workplace culture in line with our values: “Tell the Truth,” “Be Fair,” “Keep Your Promises,” “Respect Individuals,” and “Encourage Intellectual Curiosity.” As part of our initiative to retain and develop our talent, we focus on these key areas:

●	Safety — Employees are regularly educated in safety around their workspaces, and employees participate in volunteer roles on a safety committee, and in emergency readiness roles. We have a dedicated safety coordinator who tracks and measures our performance, and helps us benchmark our safety programs against our peers.

●	Diversity, Equity & Inclusion — Our culture has benefitted from the diversity of our workforce from the very beginning. Inclusion and equity are “baked into the bricks” of our values, which our employees demonstrate every day. Our human resources department and all our corporate officers and directors have an open door policy, and are able to constructively communicate with employees to resolve issues when they arise.

●	Collaboration — As we grow, opportunities for cross-functional collaboration are not as organic as they used to be. We have responded to that change by staying mindful and acting intentionally to gather cross-functional input on new initiatives and continuous improvement efforts.

●	Continuous Improvement — We apply continuous improvement measures to processes as well as people. We encourage professional development of our employees, through ongoing learning, credentialing, and collaboration with their industry peers.

Attracting and retaining high quality talent at every level of our business is crucial to our continuing success. We have developed relationships with the University of Nevada Reno and the Nevada System of Higher Education to further our recruitment reach. We provide competitive compensation and benefits packages, including performance-based compensation that rewards individual and organizational achievements.

The Business Combination

On October 7, 2022 (the “Closing Date”), Chardan NexTech 2 Acquisition Corp., a Delaware company (“Chardan”), and Dragonfly Energy Corp, a Nevada corporation (together with its consolidated subsidiaries, “Legacy Dragonfly”), consummated the merger (the “Closing”) pursuant to the Agreement and Plan of Merger, dated as of May 15, 2022 (as amended, the “Business Combination Agreement”), by and among Chardan, Bronco Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Chardan (“Merger Sub”), and Legacy Dragonfly. Pursuant to the Business Combination Agreement, Merger Sub merged with and into Legacy Dragonfly (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Legacy Dragonfly continuing as the surviving corporation in the Merger and as our wholly owned subsidiary. In connection with the Business Combination, Chardan changed its name to Dragonfly Energy Holdings Corp.

Prior to the completion of the Business Combination, Chardan was a shell company. Chardan was incorporated in the state of Delaware on June 23, 2020. Chardan consummated its initial public offering at a price of $10 per unit on August 13, 2021 (the “Chardan IPO”). Legacy Dragonfly was incorporated as a limited liability company in the State of Nevada on October 15, 2012 and reorganized as a corporation under the laws of the State of Nevada on April 11, 2016. Following the Business Combination, our business is the business of Legacy Dragonfly.

Merger Consideration

At the Closing, by virtue of the Merger and without any action on the part of Chardan, Merger Sub, Legacy Dragonfly or the holders of any of the following securities:

(a) Each outstanding share of Legacy Dragonfly’s common stock, par value $0.001 per share (“Legacy Dragonfly Common Stock”), converted into (i) a certain number of shares of our common stock, totaling 41,500,000 shares (including the conversion and assumption of the options to purchase shares of Legacy Dragonfly Common Stock described below), which is equal to (x) $415,000,000 divided by (y) $10.00 (the “Merger Consideration”) and (ii) the contingent right to receive Earnout Shares (as defined below) (which may be zero) following the Closing.

(b) Each option to purchase shares of Legacy Dragonfly Common Stock, was assumed and converted into options to acquire shares of our common stock. The portion of the Merger Consideration reflecting the conversion of the Legacy Dragonfly options was calculated assuming that all of our options are net-settled. With respect to Company options received in respect of Legacy Dragonfly options that are outstanding immediately prior to the Closing and cash exercised after the Closing, up to 627,498 additional shares of our common stock may be issued. At the Closing, approximately 38,576,648 shares of the Merger Consideration was allocated to holders of outstanding shares of Legacy Dragonfly Common Stock and 3,664,975 shares of the Merger Consideration was allocated to holders of the assumed Legacy Dragonfly options.

Earnout Merger Consideration

In addition to the Merger Consideration set forth above, additional contingent shares (“Earnout Shares”) may be payable to each holder of shares of Legacy Dragonfly Common Stock in the Merger, subject to achieving specified milestones, up to an aggregate of 40,000,000 additional shares of our common stock in three tranches.

The first tranche of 15,000,000 shares is issuable if our 2023 total audited revenue is equal to or greater than $250 million and our 2023 audited operating income is equal to or greater than $35 million. The second tranche of 12,500,000 shares is issuable upon achieving a volume-weighted average trading price threshold of our common stock over any 20 trading days (which may or may not be consecutive) within any 30 consecutive trading day period of at least $22.50 on or prior to December 31, 2026, and the third tranche of 12,500,000 shares is issuable upon achieving a volume-weighted average trading price threshold of common stock over any 20 trading days (which may or may not be consecutive) within any 30 consecutive trading day period of at least $32.50 on or prior to December 31, 2028. To the extent not previously earned, the second tranche is issuable if the $32.50 price target is achieved by December 31, 2028.

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

Under the Subscription Agreement, the number of shares of Chardan Common Stock that CCM LLC was obligated to purchase was to be reduced by the number of shares of Chardan Common Stock that CCM LLC purchased in the open market, provided that such purchased shares were not redeemed, and the aggregate price to be paid under the Subscription Agreement was to be reduced by the amount of proceeds received by us because such shares are not redeemed (the “Offset”). During the week of September 26, 2022 CCM LLC acquired in the open market in total 485,000 shares of our common stock at purchase prices per share ranging from $10.33 to $10.38 (such shares, the “Purchased Shares”). The Purchased Shares were not redeemed, resulting in (i) our receipt of $5,016,547 from the trust account that held the proceeds from the Chardan IPO (based on a per share redemption price of $10.34) and (ii) a reduction in CCM LLC’s purchase commitment under the Subscription Agreement to zero in accordance with the Offset.

Debt Financing

Consistent with the commitment letter (the “Debt Commitment Letter”) dated May 15, 2022 by and between Chardan and Legacy Dragonfly, CCM Investments 5 LLC, an affiliate of CCM LLC (“CCM 5”, and in connection with the Term Loan, the “Chardan Lender”), and EICF Agent LLC (“EIP” and, collectively with the Chardan Lender, the “Initial Term Loan Lenders”), in connection with the Closing, Chardan, Legacy Dragonfly and the Initial Term Loan Lenders entered into the Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”) setting forth the terms of a senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan”). The Chardan Lender backstopped its commitment under the Debt Commitment Letter by entering into a backstop commitment letter, dated as of May 20, 2022 (the “Backstop Commitment Letter”), with a certain third-party financing source (the “Backstop Lender” and collectively with EIP, the “Term Loan Lenders”), pursuant to which the Backstop Lender committed to purchase from the Chardan Lender the aggregate amount of the Term Loan held by the Chardan Lender (the “Backstopped Loans”) immediately following the issuance of the Term Loan on the Closing Date. Pursuant to an assignment agreement, the Backstopped Loans were assigned by CCM 5 to the Backstop Lender on the Closing Date.

Pursuant to the terms of the Term Loan Agreement, the Term Loan was advanced in one tranche on the Closing Date. The proceeds of the Term Loan were used (i) to refinance on the Closing Date prior indebtedness, (ii) to support the Business Combination under the Business Combination Agreement, (iii) for working capital purposes and other corporate purposes, and (iv) to pay any fees associated with transactions contemplated under the Term Loan Agreement and the other loan documents entered into in connection therewith, including the transactions described in the foregoing clauses (i) and (ii) and fees and expenses related to the business combination. The Term Loan amortizes in the amount of 5% per annum beginning 24 months after the Closing Date and matures on the fourth anniversary of the Closing Date (“Maturity Date”). The Term Loan accrues interest (i) until April 1, 2023, at a per annum rate equal to the adjusted Secured Overnight Financing Rate (“SOFR”) plus a margin equal to 13.5%, of which 7% will be payable in cash and 6.5% will be paid in-kind, (ii) thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company, which will be paid-in-kind and (iii) at all times thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5% payable in cash, depending on the senior leverage ratio of the consolidated company. In each of the foregoing cases, adjusted SOFR will be no less than 1%.

We may elect to prepay all or any portion of the amounts owed prior to the Maturity Date; provided that we provide notice to Alter Domus (US) LLC, as administrative agent for the lenders (the “Administrative Agent”), and the amount is accompanied by the applicable prepayment premium, if any. Prepayments of the Term Loan are required to be accompanied by a premium of 5% of the principal amount so prepaid if made prior to the first anniversary of the Closing Date, 3% if made on and after the first anniversary but prior to the second anniversary of the Closing Date, 1% if made after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date, and 0% if made on or after the third anniversary of the Closing Date. If the Term Loan is accelerated following the occurrence of an event of default, Legacy Dragonfly is required to immediately pay to lenders the sum of all obligations for principal, accrued interest, and the applicable prepayment premium.

In addition to the foregoing, Legacy Dragonfly is required to prepay the Term Loan with the net cash proceeds of certain asset sales and casualty events (subject to certain customary exceptions), with the net cash proceeds of the issuance of indebtedness that is not otherwise permitted to be incurred under the Term Loan Agreement, upon the receipt of net cash proceeds from an equity issuance in an amount equal to 25% of such net cash proceeds, and commencing with the fiscal year ending December 31, 2023, with the excess cash flow for each such fiscal year in an amount equal to either 25% or 50% of such excess cash flow depending on the senior leverage ratio of the consolidated company less the amount of any voluntary prepayments made during such fiscal year.

Pursuant to the Term Loan Agreement, the obligations of Legacy Dragonfly are guaranteed by us and will be guaranteed by any of Legacy Dragonfly’s subsidiaries that are party thereto as guarantors. Pursuant to the Term Loan Agreement, the Administrative Agent was granted a security interest in substantially all of the personal property, rights and assets of us and Legacy Dragonfly to secure the payment of all amounts owed to lenders under the Term Loan Agreement. In addition, we entered into a Pledge Agreement (the “Pledge Agreement”) pursuant to which we pledged to the Administrative Agent our equity interests in Legacy Dragonfly as further collateral security for the obligations under the Term Loan Agreement.

The Term Loan Agreement contains affirmative and restrictive covenants and representations and warranties. We and our subsidiaries are bound by certain affirmative covenants setting forth actions that are required during the term of the Term Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, we, Legacy Dragonfly and each of our subsidiaries that are guarantors will be bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Term Loan Agreement without prior written consent, including, without limitation, incurring certain additional indebtedness, consummating certain mergers, acquisitions or other business combination transactions, and incurring any non-permitted lien or other encumbrance on assets. The Term Loan Agreement also contains other customary provisions, such as confidentiality obligations and indemnification rights for the benefit of the administrative agent and lenders. The Term Loan Agreement contains financial covenants requiring the credit parties to (a) maintain minimum liquidity (generally, the balance of unrestricted cash and cash equivalents in our account that is subject to a control agreement in favor of the Administrative Agent) of at least $10,000,000 as of the last day of each fiscal month commencing with the fiscal month ending December 31, 2022, (b) if the daily average liquidity for any fiscal quarter ending on December 31, 2022, March 31, 2023, June 30, 2023, or September 30, 2023 is less than $17,500,000 and for each fiscal quarter thereafter (commencing with the fiscal quarter ending December 31, 2023), maintain a senior leverage ratio (generally, aggregate debt minus up to $500,000 of unrestricted cash of Chardan and its subsidiaries divided by consolidated EBITDA for the trailing twelve month period just ended) of not more than 6.75 to 1.00 for fiscal quarters ending December 31, 2022 to March 31, 2023, 6.00 to 1.00 for fiscal quarters ending June 30, 2023 to September 30, 2023, 5.00 to 1.00 for fiscal quarters ending December 1, 2023 to March 31, 2024, 4.00 to 1.00 for fiscal quarters ending June 30, 2024 to September 30, 2024, 3.25 to 1.00 for fiscal quarters ending December 31, 2024 to March 31, 2025, and 3.00 to 1.00 for fiscal quarters ending June 30, 2025 and thereafter, (c) if liquidity is less than $15,000,000 as of the last day of any fiscal quarter (commencing with the fiscal quarter ending December 31, 2022), maintain a fixed charge coverage ratio for the trailing four fiscal quarter period of no less than 1.15:1.00 as of the last day of such fiscal quarter, and (d) if consolidated EBITDA is less than $15,000,000 for any trailing twelve month period ending on the last day of the most recently completed fiscal quarter, cause capital expenditures to not exceed $500,000 for the immediately succeeding fiscal quarter (subject to certain exceptions set forth in the Term Loan Agreement).

Warrant Agreements

In connection with the entry into the Term Loan Agreement, and as a required term and condition thereof, we issued (i) penny warrants to the Term Loan Lenders under the Term Loan exercisable to purchase 2,593,056 shares at an exercise price of $0.01 per share, which was equal to approximately 5.6% of common stock calculated on an agreed fully diluted outstanding basis on the issuance date (the “Penny Warrants”) and (ii) warrants to the Term Loan Lenders under the Term Loan exercisable to purchase 1,600,000 shares of our common stock at an exercise price of $10.00 per share (the “$10 Warrants” and, together with the Penny Warrants, the “Warrants”).

The Penny Warrants have an exercise period of 10 years from the date of issuance. As of March 15, 2023, 1,248,294 shares of common stock have been issued upon the exercise of Penny Warrants.

The $10 Warrants had an exercise period of five years from the date of issuance and had customary cashless exercise provisions. As of December 31, 2022, the $10 Warrants have been exercised in full and are no longer outstanding.

The Penny Warrants have, and the $10 Warrants had, specified anti-dilution protection against subsequent equity sales or distributions, subject to exclusions including for issuances upon conversion exercise or exchange of securities outstanding as of the Closing Date, issuances pursuant to agreements in effect as of the Closing Date, issuances pursuant to employee benefit plans and similar arrangements, issuances in joint ventures, strategic arrangements or other non-financing type transactions and issuances pursuant to any public equity offerings. In addition, no anti-dilution adjustment will be made with respect to issuances of common stock pursuant to the ChEF Equity Facility (as defined below) (or replacement thereof) sold at a per share price above $5.00.

The shares issued or issuable upon exercise of the Warrants have customary registration rights, which are contained in the respective forms of the Warrants, requiring us to file and keep effective a resale registration statement registering the resale of the shares of common stock underlying the Warrants.

ChEF Equity Facility

Consistent with the equity facility letter agreement dated May 15, 2022 between Legacy Dragonfly and CCM 5, we entered into a purchase agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “ChEF RRA”) with CCM LLC in connection with the Closing. Pursuant to and on the terms of the Purchase Agreement, we have the right to sell and direct CCM to purchase an amount of shares of our common stock, up to a maximum aggregate purchase price of $150 million, from time to time, over the term of the equity facility (the “ChEF Equity Facility”). In addition, we appointed LifeSci Capital, LLC as a “qualified independent underwriter” with respect to the transactions contemplated by the Purchase Agreement.

Under the terms of the Purchase Agreement, CCM LLC will not be obligated to (but may, at its option, choose to) purchase shares of common stock to the extent the number of shares to be purchased would exceed the lowest of the number of shares of common stock (i) which would result in beneficial ownership (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder) by CCM LLC, together with its affiliates, of more than 9.9%, (ii) which would cause the aggregate purchase price on the applicable VWAP Purchase Date (as defined in the Purchase Agreement) for such purchases to exceed $3 million and (iii) equal to 20% of the total number of shares of common stock that would count towards VWAP on the applicable Purchase Date of such purchase. As of April 17, 2023, 98,500 shares have been issued pursuant to the Purchase Agreement with CCM LLC for aggregate net proceeds to us of $670,593.

The net proceeds from any sales under the Purchase Agreement will depend on the frequency with, and prices at, which shares of common stock are sold to CCM LLC. To the extent we sell shares of our common stock under the Purchase Agreement, we currently plan to use any proceeds therefrom for working capital and other general corporate purposes.

CCM LLC is an affiliate of the Sponsor. In light of the beneficial ownership limitation set forth above, the Sponsor has agreed that the private placement warrants held by Chardan NexTech 2 Warrant Holdings LLC (“Warrant Holdings”), also an affiliate of the Sponsor, may not be exercised to the extent an affiliate of the Sponsor (including CCM LLC) is deemed to beneficially own, or it would cause such affiliate to be deemed to beneficially own, more than 7.5% of our common stock.

In addition, pursuant to the ChEF RRA, we have agreed to provide CCM LLC with certain registration rights with respect to the shares of common stock issued subject to the Purchase Agreement.

The Purchase Agreement will automatically terminate on the earliest to occur of (i) the 36-month anniversary of the later of (x) the closing of the Business Combination and (y) effective date of the Initial Registration Statement (as defined in the Purchase Agreement), (ii) the date on which CCM LLC shall have purchased $150 million of shares of our common stock pursuant to the Purchase Agreement, (iii) the date on which our common stock shall have failed to be listed or quoted on Nasdaq or any successor principal market and (iv) the commencement of certain bankruptcy proceedings or similar transactions with respect to us or all or substantially all of our property.

Related Agreements

Concurrently with the execution of the Business Combination Agreement, Chardan, Legacy Dragonfly and the Sponsor entered into a sponsor support agreement.

Indemnification of Directors and Officers

On the Closing Date, in connection with the consummation of the Business Combination, we entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments and fines incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request.

Registration Rights Agreement

On the Closing Date, in connection with the consummation of the Business Combination Agreement, we entered into the Amended and Restated Registration Rights Agreement (the “Insider Registration Rights Agreement”) with the Sponsor, Chardan’s officers, directors, initial stockholders, CCM LLC and Warrant Holdings, an affiliate of the Sponsor (collectively, the “Insiders”) and certain Legacy Dragonfly stockholders for the registration of certain securities held by the Insiders.

Other Agreements

On January 1, 2022, we entered into an asset purchase agreement (the “APA”) with Bourns Productions, Inc., a Nevada corporation (“Bourns Production”), pursuant to which we acquired machinery, equipment and a lease for a podcast studio from Bourns Production as set forth in the APA for a purchase price of approximately $197,000, which was the approximated fair market value. Tyler Bourns, our Chief Marketing Officer, is the owner and president of Bourns Productions.

On April 4, 2022, we entered into an asset purchase agreement (“APA”) with Thomason Jones Company, LLC, a Washington limited liability company (“TJC”), pursuant to which we acquired intellectual property rights and inventory for a purchase price of approximately $444,000 which was the approximated fair market value. William Thomason and Richard Jones, our engineer and sales representative, are the managing members of TJC.

On November 4, 2022, we announced that Sean Nichols, our former Chief Operating Officer, would be leaving the Company to pursue other interests. His last day of employment was November 7, 2022 (the “Separation Date”). On October 25, 2022, we entered into a separation and release agreement with Mr. Nichols that became effective and fully irrevocable on November 2, 2022, which was subsequently amended on November 14, 2022 (as amended, the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Nichols received a cash payment of $100,000 in one installment in December 2022 and is entitled to receive a cash payment of $1,000,000 in 24 monthly installments commencing in December 2022. Mr. Nichols’ outstanding equity awards granted by us will fully vest and, in the case of options, will be exercisable for 12 months following the Separation Date. The Separation Agreement also provides that we will pay a portion of Mr. Nichols’ premiums to continue participation in our health insurance plans for up to 18 months following the Separation Date. The Separation Agreement includes a general release of claims by Mr. Nichols and certain restrictive covenants in favor of us, including non-competition and non-solicitation covenants for 12 months following the Separation Date.

Recent Developments

On February 24, 2023, we entered into the First Amended and Restated Employment Agreement (the “Restated Agreement”) with John Marchetti, our Chief Financial Officer. The Restated Agreement amended and restated the employment agreement, dated October 11, 2022, by and between us and Mr. Marchetti (the “Original Agreement”). The Restated Agreement provides that Mr. Marchetti will receive a minimum annual bonus of $175,000 for the fiscal year ending December 31, 2023. All other terms of the Restated Agreement remain the same as the Original Agreement.

On March 5, 2023, we issued an unsecured convertible promissory note in the principal amount of $1.0 million (the “Principal Amount”) to Brian Nelson, one of our directors, in a private placement in exchange for cash in an equal amount. The Note became due and payable in full on April 1, 2023. We were also obligated to pay $100,000 (the “Loan Fee”) to Mr. Nelson on April 4, 2023. We paid the Principal Amount and the Loan Fee in full on April 1, 2023 and April 4, 2023, respectively.

On March 29, 2023, we obtained a waiver from our Administrative Agent and Term Loan Lenders of our failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023.

On March 31, 2023 (the “Effective Date”), we changed our state of incorporation from the State of Delaware to the State of Nevada (the “Reincorporation”) pursuant to a plan of conversion dated March 30, 2023 (the “Plan of Conversion”). The Reincorporation was accomplished by filing: (i) a certificate of conversion with the Secretary of State of the State of Delaware; (ii) articles of conversion with the Secretary of State of the State of Nevada; and (iii) articles of incorporation (the “Articles of Incorporation”) with the Secretary of State of the State of Nevada. In connection with the Reincorporation, our board of directors adopted new bylaws in the form attached to the Plan of Conversion (the “Bylaws”).

The Reincorporation was previously submitted to a vote of, and approved by, the Company’s stockholders at a special meeting of stockholders held on February 28, 2023 (the “Special Meeting”). The Reincorporation did not affect any of our material contracts with any third parties, and our rights and obligations under those material contractual arrangements continue to be rights and obligations of us after the Reincorporation. The Reincorporation did not result in any change in our business, jobs, management, number of employees, assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation). Pursuant to the Plan of Conversion, our issued and outstanding shares of common stock were automatically converted and certificates representing shares of common stock automatically represented shares of common stock of the reincorporated company as of the Effective Date.

Corporate Information

The mailing address of our principal executive office is 1190 Trademark Dr. #108, Reno, Nevada 89521, and our telephone number is (775) 622-3448. On March 31, 2023, we effected the Reincorporation from the State of Delaware into the State of Nevada.

We file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained, free of charge, by visiting the SEC’s website at www.sec.gov that contains all of the reports, proxy and information statements, and other information that we electronically file or furnish to the SEC. We also maintain a website at www.dragonflyenergy.com where we make available the proxy statements, press releases, registration statements and reports on Forms 3, 4, 8-K, 10-K and 10-Q that we (and in the case of Section 16 reports, our insiders) file with the SEC. These forms are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Press releases are also issued via electronic transmission to provide access to our financial and product news, and we provide notification of and access to voice and internet broadcasts of our quarterly and annual results. Our website also includes investor presentations and corporate governance materials.

Item 1A. Risk Factors

An investment in our common stock is speculative and illiquid and involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report and our other reports filed with the Securities and Exchange Commission (the “SEC”). The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and financial condition. If any of the following risks actually materialize, our business, financial condition and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our common stock.

Summary of Risk Factors

Risks Related to Our Existing Lithium-Ion Battery Operations

●	Our business and future growth depends on the needs and success of our customers.
●	We operate in a competitive industry. We expect that the level of competition will increase and the nature of our competitors will change as we develop new LFP battery products for, and enter into, new markets, and as the competitive landscape evolves.
●	We may not succeed in our medium- and long-term strategy of entering into new end markets for LFP batteries and our success depends, in part, on our ability to successfully develop and manufacture new products for, and acquire customers in, these new markets and successfully grow our operations and production capabilities (including, in time, our ability to manufacture solid-state cells in-house).
●	We currently rely on two suppliers to provide our LFP cells and a single supplier for the manufacture of our battery management system. Any disruption in the operations of these key suppliers could adversely affect our business and results of operations.
●	We are currently, and likely will continue to be, dependent on a single manufacturing facility. If our facility becomes inoperable for any reason, or our automation and expansion plans do not yield the desired effects, our ability to produce our products could be negatively impacted.

Risks Related to Our Solid-State Technology Development

●	We face significant engineering challenges in our attempts to develop and manufacture solid-state battery cells and these efforts may be delayed or fail which could negatively impact our business.
●	We expect to make significant investments in our continued research and development of solid-state battery technology development, and we may be unable to adequately control the costs associated with manufacturing our solid-state battery cells.
●	If our solid-state batteries fail to perform as expected, our ability to further develop, market and sell our solid-state batteries could be harmed.

Risks Related to Intellectual Property

●	We rely heavily upon our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.
●	We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

General Risk Factors

●	The uncertainty in global economic conditions, including the Russia-Ukraine conflict, could reduce consumer spending and disrupt our supply chain which could negatively affect our results of operations.
●	The loss of one or more members of our senior management team, other key personnel or our failure to attract additional qualified personnel may adversely affect our business and our ability to achieve our anticipated level of growth.
●	If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.

Risks Related to Our Financial Position and Capital Requirements

●	Our business is capital intensive, and we may not be able to raise additional capital on attractive terms, if at all. Any further indebtedness we incur may limit our operational flexibility in the future.
●	Failure to comply with the financial covenants in our loan agreement could allow our lenders to accelerate payment under our loan agreement, which would have a material adverse effect on our results of obligations and financial position and raise substantial doubt about our ability to continue as a going concern.
●	Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in acquisitions or other business activities necessary to achieve growth.

Risks Related to Ownership of Our Common Stock

●	Future issuances of debt securities and equity securities may adversely affect us and may be dilutive to existing stockholders.
●	We may issue additional shares of our common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

Risks Related to Our Existing Lithium-Ion Battery Operations

Our business and future growth depends on the needs and success of our OEM’s and similar customers.

The demand for our products, including sales to OEMs, ultimately depends on consumers in our current end markets (primarily owners of RVs, marine vessels and off-grid residences). The performance and growth of these markets is impacted by numerous factors, including macro-economic conditions, consumer spending, travel restrictions, fuel costs and energy demands (including an increasing trend towards the use of green energy). Increases or decreases in these variables may significantly impact the demand for our products. If we fail to accurately predict demand, we may be unable to meet our customers’ needs, resulting in the loss of potential sales, or we may produce excess products, resulting in increased inventory and overcapacity in our production facilities, increasing our unit production cost and decreasing our operating margins.

An increasing proportion of our revenue has been and is expected to continue to be derived from sales to RV OEMs. Our RV OEM sales have been on a purchase order basis, without firm revenue commitments, and we expect that this will likely continue to be the case. For example, under our Supply Agreement with Keystone RV Company, or Keystone, the largest manufacturer of towable RVs in North America, Keystone has agreed to fulfill certain of its LFP battery requirements exclusively through us for at least one year, with automatic annual renewals. However, although in time we expect Keystone to be significant contributor to our projected growth in RV OEM battery sales, this arrangement may not deliver the anticipated benefits, as there are no firm purchase commitments, sales will continue to be made on a purchase order basis, Keystone is permitted to purchase other LFP batteries from third parties and this arrangement may not be renewed. In addition, in July 2022, we agreed to a strategic investment by THOR Industries, or THOR, which, among other things, contemplates a future, mutually agreed exclusive distribution agreement with THOR in North America. Although we expect that THOR will be a be significant contributor to our projected growth in RV OEM battery sales, this arrangement may not deliver the anticipated benefits and this distribution agreement may, in the future, preclude us from dealing with other large RV OEMs and their associated brands in North America or otherwise could negatively impact our relationships with those RV OEMs to whom we may be permitted to supply our batteries. Increased overall RV OEM sales may not materialize as expected or at all and we may fail to achieve our targeted sales levels. Future RV OEM sales are subject to a number of risks and uncertainties, including the number of RVs that these OEMs manufacture and sell (which can be impacted by a variety of events including those disrupting our OEM customers’ operations due to supply chain disruptions or labor constraints); the degree to which our OEM customers incorporate/design-in our batteries into their RV product lines; the extent to which RV owners, if applicable, opt to purchase our batteries upon initial purchase of their RV or in the aftermarket; and our continued ability to successfully develop and introduce reliable and cost-effective batteries meeting evolving industry standards and customer specifications and preferences. Our failure to adequately address any of these risks may result in lost sales which could have a material adverse effect on our business, financial condition and results of operations.

In addition, our near-term growth depends, in part, on the continued growth of the end markets in which we currently operate. Although the total addressable market for RVs, marine vessels and off-grid residences is estimated to reach $12 billion by 2025, these markets may not grow as expected or at all, and we may be unable to maintain existing customers and/or attract new customers in these markets. Our failure to maintain or expand our share of these growing markets could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to engage target customers successfully and convert these customers into meaningful orders in the future.

Our success, and our ability to increase sales and operate profitably, depends on our ability to identify target customers and convert these customers into meaningful orders, as well as our continued development of existing customer relationships. Although we have developed a multi-pronged sales and marketing strategy to penetrate our end markets and reach a range of customers, this strategy may not continue to be effective in reaching or converting target customers into orders, or as we expand into additional markets. Recently, we have also dedicated more resources to developing relationships with certain key RV OEMs, such as Keystone, which we aim to convert into collaborations on custom designs and/or long-term contractual arrangements. We may be unable to convert these relationships into meaningful orders or renew these arrangements going forward, which may require us to expend additional cost and management resources to engage other target customers.

Our sales to any future or current customers may decrease for reasons outside our control, including loss of market share by customers to whom we supply products, reduced or delayed customer requirements, supply and/or manufacturing issues affecting production, reputational harm or continued price reductions. Furthermore, in order to attract and convert customers we must continue to develop batteries that address our current and future customers’ needs. Our failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We operate in a competitive industry. We expect that the level of competition will increase and the nature of our competitors will change as we develop new LFP battery products for, and enter into, new markets, and as the competitive landscape evolves. These competitive and other factors could result in lost potential sales and lower average selling prices and profitability for our products.

We compete with traditional lead-acid battery manufacturers and lithium-ion battery manufacturers, who primarily either import their products or components or manufacture products under a private label. As we continue to expand into new markets, develop new products and move towards production of our solid-state cells, we will experience competition with a wider range of companies. These include companies focused on solid-state cell production, vertically integrated energy companies and other technology-focused energy storage companies. We believe our main competitive advantage in displacing incumbent lead-acid batteries is that we produce a lighter, safer, higher performing, cost-effective battery with a longer lifespan. We believe our go-to-market strategy, established brands, proven reliability and relationships with OEMs and end consumers both (i) enable us to compete effectively against other battery manufacturers and (ii) position us favorably to expand into new addressable markets. However, OEM sales typically result in lower average selling prices and related margins, which could result in overall margin erosion, affect our growth or require us to raise our prices. As a result, we may be unable to maintain this competitive advantage given the rapidly developing nature of the industry in which we operate.

Our current competitors have, and future competitors may have, greater resources than we do. Our competitors may be able to devote greater resources to the development of their current and future technologies. These competitors may also be able to devote greater resources to sales and marketing efforts, affording them greater access to customers, and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their competitive positioning. In addition, foreign producers may be able to employ labor at significantly lower costs than producers in the United States, expand their export capacity and increase their marketing presence in our major end markets. We expect actual and potential competitors to continue their efforts to develop alternative battery technologies and introduce new products with more desirable, attractive features. These new technologies and products may be introduced sooner than our offerings and could gain greater market acceptance. Although we believe we are a leader in developing solid-state battery technology (particularly for energy storage applications) new competitors may emerge, alternative approaches to solid-state battery technology may be developed and competitors may seek to market solid-state battery technologies better suited for other applications such as EV’s to our target markets.

Additional competitive and other factors may result in lost sales opportunities and declines in average sales prices and overall product profitability. These include rapidly evolving technologies, industry standards, economic conditions and end-customer preferences. Our failure to adapt to or address these factors as they arise could have a material adverse effect on our business, financial condition and results of operations.

We may not succeed in our medium- and long-term strategy of entering into new end markets for LFP batteries and our success depends, in part, on our ability to successfully develop and manufacture new products for, and acquire customers in, these new markets and successfully grow our operations and production capabilities (including, in time, our ability to manufacture solid-state cells in-house).

Our future success depends, in part, upon our ability to expand into additional end markets identified by us as opportunities for our LFP batteries. These markets include solar integration industrial, specialty and work vehicles, material handling, rail, and emergency and standby power in the medium term, and data centers, telecom and distributed on-grid storage in the longer term. Our ability to expand into these markets depends on a number of factors, including the continued growth of these markets, having sufficient capital to expand our product offerings (including in the longer term batteries incorporating, once developed, our solid-state cells) and manufacturing capacity, developing products adapted to customer needs and preferences in these markets, our successful expansion of our manufacturing capabilities in order to meet customer demand, our ability to identify and convert potential customers within these markets and our ability to attract and retain qualified personnel to assist in these efforts. Although we intend to devote resources and management time to understanding these new markets, we may face difficulties in understanding and accurately predicting the demographics, preferences and purchasing habits of customers and consumers in these markets. If we fail to execute on our growth strategies in accordance with our expectations, our sales growth would be limited to the growth of existing products and existing end markets, and this could have a material adverse effect on our business, financial condition and results of operations.

Further, if we are unable to manage the growth of our operations effectively to match the growth in sales, we may incur unexpected expenses and be unable to meet our customers’ requirements, which could materially adversely affect our business, financial condition and results of operations. A key component of our growth strategy is the expansion and automation of our manufacturing sales capacity to address expected growing product demand and to accommodate our production of solid-state cells at scale. We have experienced supply delays in obtaining the necessary components to implement our automated adhesive application systems, as well as our pilot production line for our solid-state cells, and we may continue to experience component shortages in the future, which may negatively impact our ability to achieve these aspects of our growth strategy on time or at all. The costs of our expansion and automation efforts may be greater than expected, and we may fail to achieve anticipated cost efficiencies, which could have a material adverse effect on our business, financial condition and results of operations. We must also attract, train and retain a significant number of skilled employees, including engineers, sales and marketing personnel, customer support personnel and management, and the availability of such personnel may be constrained. Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations; result in weaknesses in our infrastructure, systems or controls; give rise to operational mistakes, financial losses, loss of productivity or business opportunities; and result in loss of employees and reduced productivity of remaining employees, any of which could have a material adverse effect on our business, financial condition and results of operations.

We currently rely on two suppliers to provide our LFP cells and a single supplier for the manufacture of our battery management system. Any disruption in the operations of these key suppliers could adversely affect our business and results of operations.

We currently rely on two carefully selected cell manufacturers located in China, and a single supplier, also located in China, to manufacture our proprietary battery management system, and we intend to continue to rely on these suppliers going forward.

Our dependence on a limited number of key third-party suppliers exposes us to challenges and risks in ensuring that we maintain adequate supplies required to produce our LFP batteries. Although we carefully manage our inventory and lead-times, we may experience a delay or disruption in our supply chain and/or our current suppliers may not continue to provide us with LFP cells or our battery management systems in our required quantities or to our required specifications and quality levels or at attractive prices. Our close working relationships with our China-based LFP cell suppliers to-date, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts) and to order and receive delivery of cells in advance of required demand, has helped us moderate or offset increased supply-related costs associated with inflation, currency fluctuations and tariffs imposed on our battery cell imports by the U.S. government and avoid potential shipment delays. If we are unable to enter into or maintain commercial agreements with these suppliers on favorable terms, or if any of these suppliers experience unanticipated delays, disruptions or shutdowns or other difficulties ramping up their supply of products or materials to meet our requirements, our manufacturing operations and customer deliveries would be seriously impacted, potentially resulting in liquidated damages and harm to our customer relationships. Although we believe we could locate alternative suppliers to fulfill our needs, we may be unable to find a sufficient alternative supply in a reasonable time or on commercially reasonable terms.

Further, our dependence on these third-party suppliers entails additional risks, including:

●	inability, failure or unwillingness of third-party suppliers to comply with regulatory requirements;

●	breach of supply agreements by the third-party suppliers;

●	misappropriation or disclosure of our proprietary information, including our trade secrets and know-how;

●	relationships that third-party suppliers may have with others, which may include our competitors, and failure of third-party suppliers to adequately fulfill contractual duties, resulting in the need to enter into alternative arrangements, which may not be available, desirable or cost-effective; and

●	termination or nonrenewal of agreements by third-party suppliers at times that are costly or inconvenient for us.

We may not be able to accurately estimate future demand for our LFP batteries, and our failure to accurately predict our production requirements could result in additional costs or delays.

We seek to maintain an approximately nine-month supply of LFP cells and six-month supply of all other critical components by pre-ordering components in advance of expected demand. However, our business and customer product demand is impacted by trends and factors that may be outside our control. Therefore, our ability to predict our manufacturing requirements is subject to inherent uncertainty. Lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of our batteries to our customers could be delayed, which would harm our business, financial condition and results of operations.

To meet our delivery deadlines, we generally make significant decisions on our production level and timing, procurement, facility requirements, personnel needs and other resources requirements based on our estimate of demand, our past dealings with such customers, economic conditions and other relevant factors. Although we monitor our slow-moving inventory, if customer demand declines significantly, we may have excess inventory which could result in unprofitable sales or write-offs. Expediting additional material to make up for any shortages within a short time frame could result in increased costs and a delay in meeting orders, which would result in lower profits and negatively impact our reputation. In either case, our results of operations would fluctuate from period to period.

In addition, certain of our competitors may have long-standing relationships with suppliers, which may provide them with a competitive pricing advantage for components and reduce their exposure to volatile raw material costs, including due to inflation. As a result, we may face market-driven downward pricing pressures in the future, which may run counter to the cost of the components required to produce our products. During 2022 in particular, we experienced rising materials costs due to inflation, which we partially mitigated through increases in our product prices, where we thought it to be prudent. Our customers may not view this favorably and expect us to cut our costs further and/or to lower the price of our products. We may be unable to increase our sales volumes to offset lower prices (if we choose to implement lower prices), develop new or enhanced products with higher selling prices or margins, or reduce our costs to levels enabling us to remain competitive. Our failure to accomplish any of the foregoing could have a negative impact on our profitability and our business, financial condition and results of operations may ultimately be materially adversely affected.

We are currently, and will likely continue to be, dependent on a single manufacturing facility. If our facility becomes inoperable for any reason, or our automation and expansion plans do not yield the desired effects, our ability to produce our products could be negatively impacted.

All of our battery assembly currently takes place at our 99,000 square foot headquarters and manufacturing facility located in Reno, Nevada. We currently operate three LFP battery production lines, which has been sufficient to meet customer demand. If one or both production lines were to be inoperable for any period of time, we would face delays in meeting orders, which could prevent us from meeting demand or require us to incur unplanned costs, including capital expenditures.

Our facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, utility and transportation infrastructure disruptions, acts of war or terrorism, or by public health crises, which may render it difficult or impossible for us to manufacture our products for an extended period of time. The inability to produce our products or the backlog that could develop if our manufacturing facility is inoperable for even a short period of time may result in increased costs, harm to our reputation, a loss of customers or a material adverse effect on our business, financial condition or results of operations. Although we maintain property damage and business interruption insurance , this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

Over the next several years we plan to automate additional aspects of existing LFP battery production lines, add additional LFP battery production lines (as required) and construct and operate a pilot production line for our solid-state cells, all designed to maximize the capacity of our manufacturing facility. Our plans for automation and expansion may experience delays, incur additional costs or cause disruption to our existing production lines. For example, we have experienced supply delays in obtaining the necessary components to implement our automated adhesive application systems, as well as our pilot production line for our solid-state cells, and we may continue to experience component shortages in the future. The costs to successfully achieve our expansion and automation goals may be greater than we expect, and we may fail to achieve our anticipated cost efficiencies, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, while we are generally responsible for delivering products to the customer, we do not maintain our own fleet of delivery vehicles and outsource this function to third parties. Any shortages in trucking capacity, any increase in the cost thereof or any other disruption to the highway systems could limit our ability to deliver our products in a timely manner or at all.

Lithium-ion battery cells have been observed to catch fire or release smoke and flame, which may have a negative impact on our reputation and business.

Our LFP batteries use lithium iron phosphate (LiFePO4) as the cathode material for lithium-ion cells. LFP is intrinsically safer than other battery technologies due to its thermal and chemical stability and LFP batteries are less flammable than lead-acid batteries or lithium-ion batteries using different chemistries. On rare occasions, however, lithium-ion cells can rapidly release the energy they contain by releasing smoke and flames in a manner that can ignite nearby materials and other lithium-ion cells. This faulty result could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. Further, negative public perceptions regarding the suitability or safety of lithium-ion cells or any future incident involving lithium-ion cells, such as a vehicle or other fire, even if such incident does not involve our products, could seriously harm our business and reputation.

To facilitate an uninterrupted supply of battery cells, we store a significant number of lithium-ion cells at our facility. While we have implemented enhanced safety procedures related to the handling of the cells, any mishandling, other safety issue or fire related to the cells could disrupt our operations. In addition, any accident, whether occurring at our manufacturing facility or from the use of our batteries, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damage. Such damage or injury could lead to adverse publicity and potentially a product recall, which could have a material adverse effect on our brand, business, financial condition and results of operations.

We may be subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Product liability claims, even those without merit or that do not involve our products, could result in adverse publicity or damage to our brand, decreased partner and end-customer demand, and could have a material adverse effect on our business, financial condition and results of operations. The occurrence of any defects in our products could make us liable for damages and legal claims. In addition, we could incur significant costs to correct such issues, potentially including product recalls. We face an inherent risk of exposure to claims in the event that our products do not perform or are claimed not to have performed as expected. We also face risk of exposure to claims because our products may be installed on vehicles (including RVs and marine vessels) that may be involved in crashes or may not perform as expected resulting in death, personal injury or property damage. Liability claims may result in litigation, the occurrence of which could be costly, lengthy and distracting and could have a material adverse effect on our business, financial condition and results of operations.

In the future, we may voluntarily or involuntarily initiate a recall if any products prove to be defective or non-compliant with then-applicable safety standards. Such recalls may involve significant expense and diversion of management attention and other resources, which could damage our brand image in our target end markets, as well as have a material adverse effect on our business, financial condition and results of operations.

A successful product liability claim against us could require us to pay a substantial monetary award. While we maintain product liability insurance, the insurance that we carry may not be sufficient or it may not apply to all situations. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our products and business and could have a material adverse effect on our brand, business, financial condition and results of operations.

We currently rely on software and hardware that is complex and technical, and we expect that our reliance will increase in the future with the introduction of future products. If we are unable to manage the risks inherent in these complex technologies, or if we are unable to address or mitigate technical limitations in our systems, our business could be adversely affected.

Each of our batteries include our proprietary battery management system, which relies on software and hardware manufactured by third parties that is complex and technical. In addition, Dragonfly IntelLigence, our battery communications system which we recently launched in the first quarter of 2023, utilizes third-party software and hardware to store, retrieve, process and manage data. The software and hardware utilized in these systems may contain errors, bugs, vulnerabilities or defects, which may be difficult to detect and/or manage. Although we attempt to remedy any issues that we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production, or may not be to the satisfaction of our customers. If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in the software and hardware that we use, we may suffer damage to our brand, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Solid-State Technology Development

We face significant engineering challenges in our attempts to develop and manufacture solid-state battery cells and these efforts may be delayed or fail which could reduce consumer spending which could negatively impact our business.

Our solid-state battery development efforts are still ongoing, and we may fail to meet our goal of commercially selling LFP batteries incorporating our manufactured solid-state cells, or at all. We may encounter delays in the design, manufacture and launch of our solid-state battery cells, and in increasing production to scale.

Development and engineering challenges could delay or prevent our production of solid-state battery cells. These difficulties may arise in connection with current and future efforts to optimize the chemistry or physical structure of our solid-state batteries with the goal of enhancing conductivity and power; maximizing cycling capabilities and power results; reducing costs; and developing related mass production manufacturing processes. If we are unable to overcome developmental and engineering challenges, our solid-state battery efforts could fail.

We currently purchase the battery cells incorporated into our LFP batteries and have no experience in manufacturing battery cells. To cost-effectively and rapidly manufacture our solid-state cells at scale for incorporation into our LFP batteries, we plan to utilize currently available spray powder deposition equipment and other commercially available equipment modified to utilize our proprietary dry spray deposition and other technologies and processes. We may experience delays or additional costs in adapting our facility, existing production equipment and LFP battery manufacturing processes (for example, designing a dry room to accommodate our dry spraying processes) to manufacture solid-state cells. Even if we achieve the development and volume production of our solid-state battery that we anticipate, if the cost, cycling and power results or other technology or performance characteristics of the solid-state battery fall short of our targets, our business and results of operations would likely be materially adversely affected.

We expect to make significant investments in our continued research and development of solid-state battery technology development, and we may be unable to adequately control the costs associated with manufacturing our solid-state battery cells.

We will require significant capital to fund our solid-state cell research and development activities, pilot line construction and expansion of our manufacturing capabilities to accommodate large-scale production of solid-state cells. We have not yet produced any solid-state battery cells at volume and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve rates of throughput, use of electricity and consumables, yield, and rate of automation demonstrated for mature battery, battery material, and ceramic manufacturing processes, that we have not yet achieved. We may not be able to achieve our desired cost benefits and, in turn, we may not be able to provide our solid-state cells at a cost that is attractive to customers. If we are unable to cost-efficiently design, manufacture, market, sell and distribute our solid-state batteries and services, our margins, profitability and prospects would be materially and adversely affected.

If our solid-state batteries fail to perform as expected, our ability to further develop, market and sell our solid-state batteries could be harmed.

Our solid-state battery cells may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls and design changes. Our solid-state batteries will incorporate components that have not been used individually or in combination in the same manner as the design of our solid-state cells, and that may result in defects and errors, particularly when produced at scale. We may be unable to detect and fix any defects in our solid-state battery cells prior to their incorporation into our solid-state LFP batteries and sale to potential consumers. If our solid-state batteries fail to perform as expected, we could lose customers, or be forced to delay deliveries, terminate orders or initiate product recalls, each of which could adversely affect our sales and brand and would have a material adverse effect on our business, financial condition and results of operations.

We expect to rely on machinery used in other large-scale commercial applications, modified to incorporate our proprietary technologies and processes, in order to mass produce solid-state battery cells, which exposes us to a significant degree of risk and uncertainty in terms of scaling production, operational performance and costs.

We expect to rely on machinery used in other large-scale commercial applications to mass produce our solid-state battery cells. Doing so will require us to work closely with the equipment provider to modify this machinery to effectively integrate our proprietary solid-state technology and processes in order to create the equipment we need for the production of solid-state cells. This integration work will involve a significant degree of uncertainty and risk and may result in delays in scaling up production of our solid-state cells or result in additional cost to us.

Such machinery is likely to suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions may significantly affect the intended operational efficiency of, and therefore expected cost-efficiency associated with, our production equipment. In addition, because this machinery has not been used to manufacture and assemble solid-state battery cells, the operational performance and costs associated with repairing and maintaining this equipment can be difficult to predict and may be influenced by factors outside of our control, including failures by suppliers to deliver necessary components of our products in a timely manner and at prices acceptable to us, the risk of environmental hazards and the cost of any required remediation and damages or defects already present in the machinery.

Operational problems with our manufacturing equipment could result in personal injury to or death of workers, the loss of production equipment or damage to our manufacturing facility, which could result in monetary losses, delays and unanticipated fluctuations in production. In addition, we may be subject to administrative fines, increased insurance costs or potential legal liabilities. Any of these operational problems could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Supply Chain and Third-Party Vendors

We face risks associated with vendors from whom our products are sourced.

The products we sell rely on components and other inputs that are sourced from a variety of domestic and international vendors. We rely on long-term relationships with our suppliers but have no significant long-term contracts with such suppliers. Our future success will depend in large measure upon our ability to maintain our existing supplier relationships and/or to develop new ones. This reliance exposes us to the risk of inadequate and untimely supplies of various products due to political, economic, social, health, or environmental conditions, transportation delays, or changes in laws and regulations affecting distribution. Our vendors may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could make it difficult for us to serve the market needs and could have a material adverse effect on our business.

While we select these third-party vendors carefully, we do not control their actions or the manufacture of their products. Any problems caused by these third-parties, or issues associated with their products or workforce, including customer or governmental complaints, breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, and cyber-attacks or security breaches at a vendor could subject us to litigation and adversely affect our ability to deliver products and services to its customers and have a material adverse effect on our results of operations and financial condition.

We rely on foreign manufacturers for various products that are incorporated into the products we sell. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. As an importer, our business is subject to the risks generally associated with doing business internationally, such as domestic and foreign governmental regulations, economic disruptions, global or regional health epidemics, delays in shipments, transportation capacity and costs, currency exchange rates, and changes in political or economic conditions in countries from which we purchase products. If any such factors were to render the conduct of business in particular countries undesirable or impractical or if additional U.S. quotas, duties, tariffs, taxes, or other charges or restrictions were imposed upon the importation of our products in the future, our financial condition and results of operations could be materially adversely affected.

The political landscape in the U.S. contains uncertainty with respect to tax and trade policies, tariffs and regulations affecting trade between the U.S. and other countries. We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of tariffs on imported products, could have a material adverse effect on our business, results of operations, and financial condition.

We rely on manufacturers located in foreign countries, including China, for merchandise. Additionally, a portion of our domestically purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade, including the impact of current or potential tariffs by the U.S. with respect to certain consumer goods imported from China.

We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia, and many of our domestic vendors have a global supply chain. The U.S. has imposed tariffs on certain products imported into the U.S. from China and could propose additional tariffs. The imposition of tariffs on imported products could result in reduced sales and profits. It remains unclear how tax or trade policies, tariffs or trade relations may change under the current U.S. administration, which could adversely affect our business, results of operations, effective income tax rate, liquidity, and net income.

In addition, the imposition of tariffs by the U.S. has resulted in the adoption of tariffs by China on U.S. exports and could result in the adoption of tariffs by other countries as well. A resulting trade war could have a significant adverse effect on world trade and the global economy.

We continue to evaluate the impact of the effective and potential tariffs on our supply chain, costs, sales, and profitability as well as our strategies to mitigate any negative impact, including negotiating with our vendors, and seeking alternative sourcing options. Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our business, results of operations, and financial condition is uncertain but could be significant. Thus, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful in whole or in part. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be materially adversely affected.

A significant disruption to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.

We rely on our distribution and transportation network, including third-party logistics providers, to provide goods in a timely and cost-effective manner through deliveries to our distribution facilities from vendors and then from the distribution facilities or direct ship vendors to our stores or customers by various means of transportation, including shipments by sea, air, rail, and truck. Any disruption, unanticipated expense, or operational failure related to this process could negatively affect our operations. For example, unexpected delivery delays (including delays due to weather, fuel shortages, work stoppages, global or regional health epidemics, product shortages from vendors, or other reasons) or increases in transportation costs (including increased fuel costs or a decrease in transportation capacity for overseas shipments) could significantly decrease our ability to provide adequate products to meet increased customer demand. In addition, labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business. Also, a fire, tornado, or other disaster at one of our distribution facilities could disrupt our timely receiving, processing, and shipment of merchandise to our stores which could adversely affect our business. While we believe there are adequate reserve quantities and alternative suppliers available, shortages or interruptions in the receipt or supply of products caused by unanticipated demand, problems in production or distribution, financial or other difficulties of supplies, inclement weather or other economic conditions, including the availability of qualified drivers and distribution center team members, could adversely affect the availability, quality and cost of products, and our operating results.

Risks Related to Our Intellectual Property

We rely heavily upon our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through non-disclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent unauthorized use may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition.

In addition, available intellectual property laws and contractual remedies in some jurisdictions may afford less protection than needed to safeguard our intellectual property portfolio. Intellectual property laws vary significantly throughout the world. The laws of a number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong, or as easily enforced, outside of the United States, and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult to undertake outside of the United States. In addition, while we have filed for and obtained certain intellectual property rights in commercially relevant jurisdictions, we have not sought protection for our intellectual property rights in every possible jurisdiction. Failure to adequately protect our intellectual property rights could result in competitors using our intellectual property to make, have made, use, import, develop, have developed, sell or have sold their own products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results.

We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

Companies, organizations or individuals, including our current and future competitors, may hold or obtain intellectual property rights that would prevent, limit or interfere with our ability to make, have made, use, import, develop, have developed, sell or have sold our products, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of intellectual property rights inquiring whether we are infringing their rights and/or seek court declarations that they do not infringe upon our intellectual property rights. Entities holding intellectual property rights relating to our technology, including, but not limited to, batteries, battery materials, encapsulated powders, spray deposition of battery materials, and alternator regulators, may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. For example, patents and patent applications owned by third parties may present freedom to operate (“FTO”) questions with regards to the precoated feedstock materials for the spray deposition process depending on the final material selections that are used, although we own a patent application that pre-dates their patents and patent applications of interest such that our patent application may act as a basis for an invalidity position. However, it is possible that a court may not agree that our patent application invalidates the patents and patent applications of interest. Any such litigation or claims, whether or not valid or successful, could result in substantial costs and diversion of resources and our management’s attention. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease using, making, having made, selling, having sold, developing, having developed or importing products that incorporate the infringed intellectual property rights;

●	pay substantial damages;

●	obtain a license from the holder of the infringed intellectual property rights, which license may not be available on reasonable terms or at all; or

●	redesign our processes or products, which may result in inferior products or processes.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to or design around the infringed intellectual property rights, our business, prospects, operating results and financial condition could be materially adversely affected.

Our current and future patent applications may not result in issued patents or our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

Our current and future patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products or technology similar to ours. The outcome of patent applications involves complex legal and factual questions and the breadth of claims that will be allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our current issued patents, and any patents that may be issued to us in the future, will afford protection that covers our commercial processes, systems and products or that will afford protection against competitors with similar products or technology. Numerous prior art patents and pending patent applications owned by others, as well as prior art non-patent literature, exist in the fields in which we have developed and are developing our technology, which may preclude our ability to obtain a desired scope of protection in the desired fields. In addition to potential prior art concerns, any of our existing patents, pending patent applications, or future issued patents or patent applications may also be challenged on the basis that they are invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules, and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

Even if our current or future patent applications succeed and patents are issued, it is still uncertain whether our current or future patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than the United States. In addition, the claims under our current or future patents may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting our current or future patents. In addition, our current or future patents may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

General Risk Factors

The uncertainty in global economic conditions, including the Russia-Ukraine conflict, could reduce consumer spending and disrupt our supply chain which could negatively affect our results of operations.

Our results of operations are directly affected by the general global economic conditions that impact our main end markets. The uncertainty in global economic conditions can result in substantial volatility, which can affect our business by reducing customer spending and the prices that our customers may be able or willing to pay for our products, which in turn could negatively impact our sales and result in a material adverse effect on our business financial condition and results of operations.

The global macroeconomic environment could be negatively affected by, among other things, the resurgence of COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

As a result of sanctions imposed in relation to the Russia-Ukraine conflict, gas prices in the United States have become much more volatile and, in some cases, risen to historic levels. This rise in price may cause a decrease in RV travel, which could ultimately negatively impact sales of our batteries for RVs. Further escalation of the Russia-Ukraine conflict and the subsequent response, including further sanctions or other restrictive actions, by the United States and/or other countries could also adversely impact our supply chain, partners or customers. The extent and duration of the situation in Ukraine, resulting sanctions and resulting future market disruptions are impossible to predict but could be significant. Any such disruptions caused by Russian military action or other actions (including cyberattacks and espionage) or resulting actual and threatened responses to such activity, boycotts or changes in consumer or purchaser preferences, sanctions, tariffs or cyberattacks, may impact the global economy and adversely affect commodity prices.

More recently, the closures of Silicon Valley Bank, or SVB, and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur.

Furthermore, the cost of our components is a key element in the cost of our products. Increases in the prices of our components, including if our suppliers choose to pass through their increased costs to us, would result in increased production costs, which may result in a decrease in our margins and may have a material adverse effect on our business financial condition and results of operations. We have historically offset cost increases through careful management of our inventory of supplies, ordering six months to a year in advance, and increasing our purchase order volumes to qualify for volume-based discounts, rather than increase prices to customers. However, we may increase prices from time to time, which may not be sufficient to offset material price inflation and which may result in loss of customers if they believe our products are no longer competitively priced. In addition, if we are required to spend a prolonged period of time negotiating price increases with our suppliers, we may be further delayed in receiving the components necessary to manufacture our products and/or implement aspects of our growth strategy.

The loss of one or more members of our senior management team, other key personnel or our failure to attract additional qualified personnel may adversely affect our business and our ability to achieve our anticipated level of growth.

We are highly dependent on the talent and services of Denis Phares, our Chief Executive Officer, and other senior technical and management personnel, including our executive officers, who would be difficult to replace. The loss of Dr. Phares or other key personnel could disrupt our business and harm our results of operations, and we may not be able to successfully attract and retain senior leadership necessary to grow our business.

Our future success also depends on our ability to attract and retain other key employees and qualified personnel, and our operations may be severely disrupted if we lost their services. As we become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. The failure to attract, integrate, train, motivate, and retain these personnel could impact our ability to successfully grow our operations and execute our strategy.

Our website, systems, and the data we maintain may be subject to intentional disruption, security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.

We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems, as well as with respect to the data stored on or processed by these systems. Advances in technology, and an increase in the level of sophistication, expertise and resources of hackers, could result in a compromise or breach of our systems or of security measures used in our business to protect confidential information, personal information, and other data.

The availability and effectiveness of our batteries, and our ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business (including third-party data centers and other information technology systems provided by third parties) are and will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.

We have experienced significant growth in our business, and our future success depends, in part, on our ability to manage our business as it continues to expand. We have dedicated resources to expanding our manufacturing capabilities, exploring adjacent addressable markets and our solid-state cell research and development. If not managed effectively, this growth could result in the over-extension of our operating infrastructure, management systems and information technology systems. Internal controls and procedures may not be adequate to support this growth. Failure to adequately manage growth in our business may cause damage to our brand or otherwise have a material adverse effect on our business, financial condition and results of operations.

We may expand our business through acquisitions in the future, and any future acquisition may not be accretive and may negatively affect our business.

As part of our growth strategy, we may make future investments in businesses, new technologies, services and other assets that complement our business. We could fail to realize the anticipated benefits from these activities or experience delays or inefficiencies in realizing such benefits. Moreover, an acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disruption to our ongoing operations, management distraction, exposure to additional liabilities and increased expenses, any of which could adversely impact our business, financial condition and results of operations. Our ability to make these acquisitions and investments could be restricted by the terms of our current and future indebtedness and to pay for these investments we may use cash on hand, incur additional debt or issue equity securities, each of which may affect our financial condition or the value of our stock and could result in dilution to our stockholders. Additional debt would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations.

Our operations are subject to a variety of environmental, health and safety rules that can bring scrutiny from regulatory agencies and increase our costs.

Our operations are subject to environmental, health and safety rules, laws and regulations and we may be subject to additional regulations as our operations develop and expand. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. While we believe that the policies and programs we have in place are reasonably designed and implemented to assure compliance with these requirements and to avoid hazardous substance release liability with respect to our manufacturing facility, we may be faced with new or more stringent compliance obligations that could impose substantial costs.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA prohibits us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records, and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents and business partners could engage in improper conduct for which we may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our reputation, business, financial condition and results of operations.

From time to time, we may be involved in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position.

We may be involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant and which may harm our reputation. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with customers and suppliers; intellectual property matters; personal injury claims; environmental issues; tax matters; and employment matters. It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and any such exposure may be material. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Environmental, social and governance matters may cause us to incur additional costs.

Some legislatures, government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate, certain environmental, social and governance (“ESG”) disclosure or performance. For example, the Securities and Exchange Commission has proposed rules that would mandate certain climate-related disclosures. In addition, we may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards or expectations of shareholders, prospective investors, lawmakers, listing exchanges or other stakeholders. Failure to comply with ESG-related laws, exchange policies or stakeholder expectations could materially and adversely impact the value of our stock and related cost of capital, and limit our ability to fund future growth, or result in increased investigations and litigation.

Risks Related to Being a Public Company

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and operating results.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company and these expenses may increase even more after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges and the listing standards of Nasdaq, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we will create new board committees, enter into new insurance policies and adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if management or our independent registered public accounting firm identifies additional material weaknesses in the internal control over financial reporting), we could incur additional costs rectifying those issues, the existence of those issues could adversely affect our reputation or investor perceptions of it and it may be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Annual Report and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially adversely affected and even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them could divert the resources of our management and adversely affect our business and results of operations. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our management team has limited experience managing a public company.

Most of the members of our management team have limited to no experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team has limited experience operating a public company. Our management team may not successfully or efficiently manage their new roles and responsibilities.

Our transition to a public company subjects us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

Risks Related to Our Financial Position and Capital Requirements

Our business is capital intensive, and we may not be able to raise additional capital on attractive terms, if at all. Any further indebtedness we incur may limit our operational flexibility in the future.

As of December 31, 2022, we had cash totaling $17.8 million. Our net loss for the year ended December 31, 2022 was $39.6 million and our net income for the year ended December 31, 2021 was $4.3 million. We will need to raise additional funds, including through the issuance of equity, equity-related or debt securities or by obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any equity securities issued may provide for rights, preferences, or privileges senior to those of common stockholders. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of common stockholders. We intend to use the ChEF Equity Facility and Term Loan to provide additional capital to us. However, market conditions and certain restrictions contained in the agreements governing the ChEF Equity Facility and the Term Loan may limit our ability to access capital under such agreements.

The incurrence of additional debt could adversely impact our business, including limiting our operational flexibility by:

●	making it difficult for us to pay other obligations;
●	increasing our cost of borrowing from other sources;
●	making it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, investments, acquisitions, debt service requirements, or other purposes;
●	restricting us from making acquisitions or causing us to make divestitures or similar transactions;
●	requiring us to dedicate a substantial portion of our cash flow from operations to service and repay our indebtedness, reducing the amount of cash flow available for other purposes;
●	placing us at a competitive disadvantage compared to our less leveraged competitors; and
●	limiting our flexibility in planning for and reacting to changes in our business.

Failure to comply with the financial covenants in our loan agreement could allow our lenders to accelerate payment under our loan agreement, which would have a material adverse effect on our results of obligations and financial position and raise substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2022, we incurred losses and had a negative cash flow from operations. As of December 31, 2022, we had approximately $17.8 million in cash and cash equivalents and working capital of $32.9 million. Our ability to achieve profitability and positive cash flow depends on our ability to increase revenue, contain our expenses and maintain compliance with the financial covenants in our outstanding indebtedness agreements.

Under the Term Loan Agreement, we are obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures. On March 29, 2023, we obtained a waiver from our Administrative Agent and Term Loan Lenders of our failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023. It is probable that we will fail to meet these covenants within the next twelve months. If we are unable to comply with the financial covenants in our loan agreement, the Term Loan Lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our 2022 consolidated financial statements, with respect to this uncertainty.

In addition, we may need to raise additional debt and/or equity financing to fund our operations and strategic plans and meet our financial covenants. We have historically been able to raise additional capital through issuance of equity and/or debt financing and we intend to use the ChEF Equity Facility and raise additional capital as needed. However, we cannot guarantee that we will be able to raise additional equity, contain expenses, or increase revenue, and comply with the financial covenants under the Term Loan. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects. Further, any future debt or equity financings may adversely affect us, including the market price of our common stock and may be dilutive to our current stockholders. Additionally, any convertible or exchangeable securities as well as preferred stock that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Absent additional financing, if we are unable to meet these covenants, we plan to work with the Term Loan Lenders to cure any future breaches. However, there can be no guarantee that we will be able to do so.

Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and warrants and we may have a more difficult time obtaining financing. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations. If we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in acquisitions or other business activities necessary to achieve growth.

The agreements governing our indebtedness restrict us from engaging in specified types of transactions. These restrictive covenants restrict our ability to, among other things:

●	incur additional indebtedness;
●	create or incur encumbrances or liens;
●	engage in consolidations, amalgamations, mergers, acquisitions, liquidations, dissolutions or dispositions;
●	sell, transfer or otherwise dispose of assets; and
●	pay dividends and distributions on, or purchase, redeem, defease, or otherwise acquire or retire for value, our stock.

Under the agreements governing our indebtedness, we are also subject to certain financial covenants, including maintaining minimum levels of Adjusted EBITDA, minimum liquidity, maximum capital expenditure levels and a minimum fixed charge coverage ratio. We cannot guarantee that we will be able to maintain compliance with these covenants or, if we fail to do so, that we will be able to obtain waivers from the applicable lender(s) and/or amend the covenants. Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could adversely affect our business by, among other things, limiting our ability to take advantage of financing opportunities, mergers, acquisitions, investments, and other corporate opportunities that may be beneficial to our business.

A breach of any of the covenants in the agreements governing our existing or future indebtedness could result in an event of default, which, if not cured or waived, could trigger acceleration of our indebtedness, and may result in the acceleration of or default under any other debt we may incur in the future to which a cross- acceleration or cross-default provision applies, which could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our existing or future credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, our obligations under our indebtedness are secured by, among other things, a security interest in our intellectual property. During the existence of an event of default under our credit agreements, the applicable lender could exercise its rights and remedies thereunder, including by way of initiating foreclosure proceedings against any assets constituting collateral for our obligations under such credit facility.

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the generally accepted accounting principles generally accepted in the United States of America (“U.S. GAAP”) As a public company, we are required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, our management identified material weaknesses in our internal control over financial reporting relating to (i) an insufficient number of accounting and financial reporting resources with the appropriate level of knowledge, experience and training, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

We are in the process of developing a plan to remediate these material weaknesses. In 2021, we implemented an enterprise resource planning system and hired a new Chief Financial Officer. In 2022, we began to implement a comprehensive Sarbanes-Oxley Act compliance program, and we will continue to identify additional appropriate remediation measures. However, the material weaknesses will not be considered remediated until the remediation plan has been fully implemented, the applicable controls are fully operational for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of future assessments of the remediation efforts. Our efforts may not remediate these material weaknesses in internal controls over financial reporting, and may not prevent additional material weaknesses from being identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, and could cause it to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in our equity value. Additionally, ineffective internal controls could expose us to an increased risk of financial reporting fraud and the misappropriation of assets, and may further subject us to potential delisting from Nasdaq, or to other regulatory investigations and civil or criminal sanctions.

As a public company, we are required pursuant to Section 404(a) of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. If in the future we are no longer classified under the definition of an “emerging growth company,” our independent registered public accounting firm will also be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act, to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. We will be required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, Nasdaq, or other regulatory authorities, which would require additional financial and management resources.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our common stock and Public Warrants are currently listed on the Nasdaq Global Market and the Nasdaq Capital Market, respectively. There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq. If Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common stock is a “penny stock,” which would require brokers trading in such securities to adhere to more stringent rules, could adversely impact the value of our securities and/or possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Future resales of our outstanding securities may cause the market price of our securities to drop significantly, even if our business is doing well.

We have filed registration statements registering the resale of up to 55,298,545 shares that may be sold and/or issued into the public markets by certain securityholders. The shares being registered for resale into the public markets represent a substantial majority of our outstanding common stock as of December 31, 2022. The securityholders selling pursuant to the registration statements will determine the timing, pricing and rate at which they sell such shares into the public market and such sales could have a significant negative impact on the trading price of our common stock. Certain of the investors/lenders who have resale rights under such registration statements may have an incentive to sell because they purchased shares and/or warrants at prices below the Chardan IPO offering price. As such, while sales by the securityholders selling pursuant to such registration statements may experience a positive rate of return based on the trading price at the time they sell their shares, public securityholders may not experience a similar rate of return on the securities they purchased due to differences in the prices at which such public securityholders purchased their shares and the trading price. Given the substantial number of shares of common stock being registered for potential resale by the securityholders selling pursuant to such registration statements, the sale of shares by such securityholders, or the perception in the market that the securityholders of a large number of shares intend to sell shares, may increase the volatility of the market price of our common stock, may prevent the trading price of our securities from exceeding the Chardan IPO offering price and may cause the trading prices of our securities to experience a further decline.

Further, we have registered 21,512,027 shares of common stock to be issued and sold to CCM LLC in connection with the ChEF Equity Facility. The 21,512,027 shares that may be resold and/or issued into the public markets pursuant to the ChEF Equity Facility represent approximately 50% of the shares of our common stock outstanding as of December 31, 2022. Any sales of such shares into the public market could have a significant negative impact on the trading price of our common stock. This impact may be heightened by the fact that sales to CCM LLC will generally be at prices below the then current trading price of our common stock. If the trading price of our common stock does not recover or experiences a further decline, sales of shares of common stock to CCM LLC pursuant to the Purchase Agreement may be a less attractive source of capital and/or may not allow us to raise capital at rates that would be possible if the trading price of our common stock were higher.

Risks Related to Ownership of Our Common Stock

If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us. We will not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our common stock or change their opinion, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

If we do not meet the expectations of investors, stockholders or securities analysts, the market price of our securities may decline. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment.

The trading price of our common stock may fluctuate substantially and may be lower than its current price. This may be especially true for companies like ours with a small public float. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations. The trading price of our common stock depends on many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to ours;

●	changes in the market’s expectations about our operating results;

●	the public’s reaction to our press releases, other public announcements and filings with the SEC;

●	speculation in the press or investment community;

●	actual or anticipated developments in our business, competitors’ businesses or the competitive landscape generally;

●	innovations or new products developed by us or our competitors;

●	manufacturing, supply or distribution delays or shortages;

●	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators, or other strategic partners;

●	the operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	operating and stock price performance of other companies that investors deem comparable to ours;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of our common stock available for public sale;

●	any major change in our board of directors or management;

●	sales of substantial amounts of our common stock by our directors, officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, “trade wars,” pandemics (such as COVID-19) and acts of war or terrorism (including the Russia-Ukraine conflict).

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including the impact of global pandemics, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

An active trading market for our securities may not be available on a consistent basis to provide stockholders with adequate liquidity.

We cannot assure you that an active trading market for our common stock will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares.

The exercise of outstanding warrants to acquire our common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

The exercise of outstanding warrants to acquire our common stock will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. As of March 15, 2023, there are currently (i) 9,487,500 shares of common stock issuable upon the exercise of outstanding public warrants at an exercise price of $11.50 per share (the “Public Warrants”); (ii) 4,627,858 shares of common stock issuable upon the exercise of outstanding private warrants at an exercise price of $11.50 per share (the “Private Warrants”); and (iii) 2,593,056 shares of common stock issuable upon exercise of outstanding Penny Warrants at an exercise price of $0.01 per share. The $10 Warrants have been exercised in full and are no longer outstanding.

In addition, the Penny Warrants have price-based anti-dilution protection against subsequent equity sales or distributions at below $10.00 per share of common stock, subject to exclusions including for issuances upon conversion exercise or exchange of securities outstanding as of October 7, 2022, the closing date of the Business Combination, issuances pursuant to agreements in effect as of the closing date of the Business Combination, issuances pursuant to employee benefit plans and similar arrangements, issuances in joint ventures, strategic arrangements or other non-financing type transactions and issuances pursuant to any public equity offerings. Depending on the nature and price of any equity issuances by us, the number of shares issuable upon the exercise of such Penny Warrants could be increased and the exercise price of the Penny Warrants could be adjusted down. Under the terms of the Penny Warrants, no adjustment will be made in connection with any sale of shares of up to $150.0 million in gross proceeds under the Purchase Agreement (or any replacement thereof) if the sales price is higher than $5.00 (appropriately adjusted for stock splits, combinations and the like). The Sponsor has agreed that the Private Warrants may not be exercised to the extent the Sponsor and any affiliate of the Sponsor is deemed to beneficially own, or it would cause the Sponsor and such affiliates to be deemed to beneficially own, more than 7.5% of our common stock.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

●	our ability to engage target customers and successfully convert these customers into meaningful orders in the future;

●	our reliance on two suppliers for LFP cells and a single supplier for the manufacture of our battery management system;

●	the size and growth of the potential markets for our batteries and its ability to serve those markets;

●	challenges in our attempts to develop and produce solid state battery cells;

●	the level of demand for any products, which may vary significantly;

●	future accounting pronouncements or changes in our accounting policies;

●	macroeconomic conditions, both nationally and locally; and

●	any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on its past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when it has met any previously publicly stated revenue or earnings guidance it may provide.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our Articles of Incorporation designates specific courts as the exclusive forum for substantially all stockholder litigation matters, which could limit the ability of our stockholders to obtain a favorable forum for disputes with us or our directors, officers or employees.

Our Articles of Incorporation provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by applicable law the Second Judicial District Court of Washoe County, Nevada is the sole and exclusive forum for any or all actions, suits or proceedings, whether civil, administrative or investigative or that asserts any claim or counterclaim: (a) brought in our name or right or on our behalf; (b) asserting a claim for breach of any fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders; (c) arising or asserting a claim arising pursuant to any provision of the Nevada Revised Statutes (the “NRS”) Chapters 78 or 92A or any provision of our Articles of Incorporation or our Bylaws; (d) to interpret, apply, enforce or determine the validity of our Articles of Incorporation or our Bylaws; or (e) asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Articles of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

Our Articles of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.

Our Articles of Incorporation could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our Articles of Incorporation and our Bylaws may discourage, delay, or prevent, a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. As our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

●	our board of directors will be divided into three classes, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

●	our board of directors has the exclusive right to expand the size of its board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders;

●	a special meeting of stockholders may be called only by a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	our Articles of Incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	our board of directors may alter certain provisions of our Bylaws without obtaining stockholder approval;

●	the approval of the holders of at least sixty-six and two-thirds percent (662∕3%) of our common shares entitled to vote at an election of our board of directors is required to adopt, amend, alter or repeal our Bylaws or amend, alter, change or repeal or adopt any provision of our Articles of Incorporation inconsistent with the provisions of our Articles of Incorporation regarding the election and removal of directors;

●	stockholders must provide advance notice and additional disclosures to nominate individuals for election to our board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain voting control of our common stock; and

●	our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

We are an emerging growth company and any decision to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

●	not being required to have an independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

As a result, the stockholders may not have access to certain information that they may deem important. Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have at least $1.235 billion in annual revenue;

●	the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;

●	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

●	the last day of the fiscal year ending after the fifth anniversary of our IPO.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We may elect to take advantage of this extended transition period and as a result, our financial statements may not be comparable with similarly situated public companies.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile and may decline.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our common stock.

As a public company, we will be required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. See “We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers.

We must continue to improve our internal control over financial reporting. We will be required to make a formal assessment of the effectiveness of our internal control over financial reporting and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our common stock. In addition, we could be subject to sanctions or investigations by Nasdaq, the SEC and other regulatory authorities.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of stock-based compensation;
●	costs related to intercompany restructurings;
●	changes in tax laws, regulations or interpretations thereof; or
●	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters is located at 1190 Trademark Drive #108, Reno, Nevada 89521 in a 99,000 square foot manufacturing facility. The lease for this building was entered into on March 1, 2021 and expires on April 30, 2026. The current rent is $58,009 payable monthly.

On February 8, 2022, we entered into a 124-month lease for an additional 390,240 square foot warehouse that is under construction in Reno, Nevada. The rent under the lease will be $230,000 payable monthly upon substantial completion of construction as provided for in the lease.

We maintain a warehouse facility at 12815 Old Virginia Road in Reno, Nevada. This is a 59,500 square foot facility that we use to store and stage materials in preparation for production work. The lease for this space was entered into on December 1, 2021, and expires December 31, 2026; the current monthly rent is $40,222.

Our Research & Development lab is a 9,600 square foot facility located in Sparks, Nevada. The lease for these premises was entered into on July 27, 2020 and expires on July 31, 2025. The current monthly rent is $4,736.

Our podcast studio is a 1,772 square foot facility located in Sparks, Nevada. The lease for this space was assumed by us pursuant to the Asset Purchase Agreement by and between the Company and Bourns Production on January 1, 2022, and expires September 30, 2023. The current monthly rent is $1,333 We do not own any real property.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on the Nasdaq Global Market under the symbol “DFLI” and our Public Warrants are currently listed on the Nasdaq Capital Market under the symbol “DFLIW”. As of March 21, 2023, the closing price of our common stock and warrants was $4.71 and $0.2465, respectively. As of March 21, 2023, there were 105 holders of record of our common stock and 37 holders of record of our Public Warrants.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the growth and development of our business. We have never declared or paid any cash dividends on our common stock. We do not intend to pay cash dividends to our stockholders in the foreseeable future. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

On October 7, 2022, we granted each of our non-employee directors (i.e. Jonathan Bellows, Perry Boyle, Karina Edmonds, Luisa Ingargiola, Brian Nelson, and Rick Parod) an award of 30,000 restricted stock units (“RSUs”) under the Dragonfly Energy Holdings Corp. 2022 Equity Incentive Plan. The RSUs are eligible to vest on the first anniversary of the grant date, subject to each director’s continued service on our board through the vesting date.

The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering.

All certificates representing the securities issued in the transactions described above included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the completion of the Business Combination, the financial statements of Legacy Dragonfly are now the financial statements of us. Prior to the Business Combination, we had no operating assets but, upon consummation of the Business Combination, the business and operating assets of Legacy Dragonfly acquired by us became our sole business and operating assets. Accordingly, the financial statements of Legacy Dragonfly and their respective subsidiaries as they existed prior to the Business Combination and reflecting the sole business and operating assets of the Company going forward, are now the financial statements of us.

All statements other than statements of historical fact included in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this section, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to our plans and strategy for our business include forward-looking statements that involve risks, uncertainties and assumptions. You should read the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a manufacturer of non-toxic deep cycle lithium-ion batteries that are designed to displace lead acid batteries in a number of different storage applications and end markets including RV, marine vessel, and solar and off-grid industries, with disruptive solid-state cell technology currently under development.

Since 2020, we have sold over 226,000 batteries. For the years ended December 31, 2022 and 2021, we sold 96,034 and 74,652 batteries, respectively, and had $86.3 million and $78.0 million in net sales, respectively. We currently offer a line of batteries across our “Battle Born” and “Dragonfly” brands, each differentiated by size, power and capacity, consisting of seven different models, four of which come with a heated option. We primarily sell “Battle Born” branded batteries directly to consumers and “Dragonfly” branded batteries to OEMs.

Our increased total sales are a reflection of strong growth in OEM sales and Wakespeed products, partially offset by a decline in DTC sales. Our RV OEM customers currently include Keystone, THOR, Airstream, and REV, and we are in ongoing discussions with a number of additional RV OEMs to further increase adoption of our products. Related efforts include seeking to have RV OEMs “design in” our batteries as original equipment and entering into arrangements with members of the various OEM dealer networks to stock our batteries for service and for aftermarket replacement sales.

We currently source the lithium iron phosphate cells incorporated into our batteries from a limited number of carefully selected suppliers that can meet our demanding quality standards and with whom we have developed long-term relationships.

To supplement our battery offerings, we are also a reseller of accessories for battery systems. These include chargers, inverters, monitors, controllers and other system accessories from brands such as Victron Energy, Progressive Dynamics, Magnum Energy and Sterling Power.

In addition to our conventional LFP batteries, we have been developing proprietary LFP solid-state cell technology and manufacturing processes. Our solid-state technology design allows for a much safer, more efficient cell that we believe will be a key differentiator in the energy storage market.

On October 7, 2022, or the Closing Date, we consummated the Business Combination. Pursuant to the Business Combination Agreement, Merger Sub merged with and into Legacy Dragonfly, with Legacy Dragonfly surviving the merger and becoming a wholly-owned direct subsidiary of Chardan. Thereafter, Merger Sub ceased to exist and Chardan was renamed Dragonfly Energy Holdings Corp. Legacy Dragonfly is deemed the accounting acquirer, which means that Legacy Dragonfly’s financial statements for previous periods will be disclosed in our future periodic reports filed with the SEC. Following the Business Combination, our business is the business of Legacy Dragonfly.

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, Chardan was treated as the acquired company for financial statement reporting purposes.

We have the ChEF Equity Facility. We have chosen to be conservative because of the performance of our common stock in February and March 2023. Much of this was due to the low public float, low institutional interest (since we are pre-lockup expiration), and low visibility of the Company in general. Moving forward, after the lockup expiration, we intend to market more heavily to institutions and expect the trading volume to increase and the stock price to stabilize. Under these conditions, we intend to use the ChEF Equity Facility to help maintain minimum cash balances required by the lenders as we continue to execute on growing the business through product releases, customer/market expansion, and R&D milestones. We expect to use the ChEF Equity Facility as a regular source of funds over the next twelve months as the lock-up on shares expires and our available share balance increases, allowing for more consistent purchases under the ChEF Equity Facility. Use of the ChEF Equity Facility may adversely affect us, including the market price of our common stock and future issuances may be dilutive to existing stockholders.

As of December 31, 2022, we had cash totaling $17.8 million. Our net loss for the year ended December 31, 2022 was $39.6 million and our net income for the year ended December 31, 2021 was $4.3 million. As a result of becoming a publicly traded company, we continue to need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees. As discussed under “—Liquidity and Capital Resources” below we expect that we will need to raise additional funds, including through the use of the ChEF Equity Facility and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects.

Key Factors Affecting Our Operating Results

Our financial position and results of operations depend to a significant extent on the following factors:

End Market Consumers

The demand for our products ultimately depends on demand from consumers in our current end markets. We generate sales through (1) DTC and (2) through OEMs, particularly in the RV market.

An increasing proportion of our sales has been and is expected to continue to be derived from sales to RV OEMs, driven by continued efforts to develop and expand sales to RV OEMs with whom we have longstanding relationships. Our RV OEM sales have been on a purchase order basis, without firm revenue commitments, and we expect that this will likely continue to be the case. Therefore, future RV OEM sales will be subject to risks and uncertainties, including the number of RVs these OEMs manufacture and sell, which in turn may be driven by the expectations these OEMs have around end market consumer demand.

Demand from end market consumers is impacted by a number of factors, including travel restrictions, fuel costs and energy demands (including an increasing trend towards the use of green energy), as well as overall macro-economic conditions. Sales of our batteries have benefited from the increased adoption of the RV lifestyle, the demand for and inclusion of additional appliances and electronics in RVs, and the accelerating trend of solar power adoption among RV customers. However, in recent months rising fuel costs and other macro-economic conditions have caused a downward shift in decisions taken by end market consumers around spending.

Our strategy includes plans to expand into new end markets that we have identified as opportunities for our LFP batteries, including industrial, rail, specialty and work vehicles, material handling, solar integration, and emergency and standby power, in the medium term, and data centers, telecom and distributed on-grid storage in the longer term. We believe that our current LFP batteries and, eventually, our solid-state batteries, will be well-suited to supplant traditional lead-acid batteries as a reliable power source for the variety of low power density uses required in these markets (such as powering the increasing number of on-board tools needed in emergency vehicles). The success of this strategy requires (1) continued growth of these addressable markets in line with our expectations and (2) our ability to successfully enter these markets. We expect to incur significant marketing costs understanding these new markets, and researching and targeting customers in these end markets, which may not result in sales. If we fail to execute on this growth strategy in accordance with our expectations, our sales growth would be limited to the growth of existing products and existing end markets.

Supply

We currently rely on two carefully selected cell manufacturers located in China, and a single supplier, also located in China, to manufacture our proprietary battery management system, and we intend to continue to rely on these suppliers going forward. Our close working relationships with our China-based LFP cell suppliers, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts) and order and receive delivery of cells in anticipation of required demand, has helped us moderate increased supply-related costs associated with inflation, currency fluctuations and U.S. government tariffs imposed on our imported battery cells and to avoid potential shipment delays. To mitigate against potential adverse production events, we opted to build our inventory of key components, such as battery cells. In connection with these stockpiling activities, we experienced a significant increase in prepaid inventory compared to prior periods as suppliers required upfront deposits in response to global supply chain disruptions.

As a result of our battery chemistry and active steps we have taken to manage our inventory levels, we have not been subject to the shortages or price impacts that have been present for manufacturers of nickel manganese cobalt and nickel cobalt aluminum batteries. As we look toward the production of our solid-state cells, we have signed a non-binding Memorandum of Understanding with a lithium mining company located in Nevada for the supply of lithium, which we expect will enable us to further manage our cost of goods.

Product and Customer Mix

Our product sales consist of sales of seven different models of LFP batteries, along with accessories for battery systems (individually or bundled). These products are sold to different customer types (e.g., consumers, OEMs and distributors) and at different prices and involve varying levels of costs. In any particular period, changes in the mix and volume of particular products sold and the prices of those products relative to other products will impact our average selling price and our cost of goods sold. Despite our work to moderate increased supply-related costs, the price of our products may also increase as a result of increases in the cost of components due to inflation, currency fluctuations and tariffs. OEM sales typically result in lower average selling prices and related margins, which could result in margin erosion, negatively impact our growth or require us to raise our prices. However, this reduction is typically offset by the benefits of increased sales volumes. Sales of third-party sourced accessories typically have lower related margin. We expect accessory sales to increase as we further develop full-system design expertise and product offerings and consumers increasingly demand more sophisticated systems, rather than simple drop-in replacements. In addition to the impacts attributable to the general sales mix across our products and accessories, our results of operations are impacted by the relative margins of products sold. As we continue to introduce new products at varying price points, our overall gross margin may vary from period to period as a result of changes in product and customer mix.

Production Capacity

All of our battery assembly currently takes place at our 99,000 square foot headquarters and manufacturing facility located in Reno, Nevada. We currently operate three LFP battery production lines. Consistent with our operating history, we plan to continue to automate additional aspects of our battery production lines. Our existing facility has the capacity to add up to four additional LFP battery production lines and construct and operate a pilot production line for our solid-state cells, all designed to maximize the capacity of our manufacturing facility. Although our automation efforts are expected to reduce our costs of goods, we may not fully recognize the anticipated savings when planned and could experience additional costs or disruptions to our production activities.

In addition, we have entered into a lease for an additional 390,240 square foot warehouse in Reno, Nevada, which is expected to be completed in early 2024. This facility, combined with our existing facility, will allow further scaling of our increasingly automated battery pack assembly capabilities, expand our warehousing space, and allow for deployment of our solid-state cell manufacturing.

Competition

We compete with traditional lead-acid battery manufacturers and lithium-ion battery manufacturers, who primarily either import their products or components or manufacture products under a private label. As we continue to expand into new markets, develop new products and move towards production of our solid-state cells, we will experience competition with a wider range of companies. These competitors may have greater resources than we do, and may be able to devote greater resources to the development of their current and future technologies. Our competitors may be able to source materials and components at lower costs, which may require us to evaluate measures to reduce our own costs, lower the price of our products or increase sales volumes in order to maintain our expected levels of profitability.

Research and Development

Our research and development is primarily focused on the advanced manufacturing of solid-state lithium-ion batteries using an LFP catholyte, a solid electrolyte and an intercalation-based anolyte (intercalation being the reversible inclusion of a molecule or ion into layered solids). The next stage in our technical development is to construct the battery to optimize performance and longevity to meet and exceed industry standards for our target storage markets. Ongoing testing and optimizing of more complicated batteries incorporating layered pouch cells will assist us in determining the optimal cell chemistry to enhance conductivity and increase the number of cycles (charge and discharge) in the cell lifecycle. This is expected to require significant additional expense, and we may need to raise additional funds to continue these research and development efforts.

Components of Results of Operations

Net Sales

Net sales is primarily generated from the sale of our LFP batteries to OEMs and consumers, as well as chargers and other accessories, either individually or bundled.

Cost of Goods Sold

Cost of goods sold includes the cost of cells and other components of our LFP batteries, labor and overhead, logistics and freight costs, and depreciation of manufacturing equipment.

Gross Profit

Gross profit, calculated as net sales less cost of goods sold, may vary between periods and is primarily affected by various factors including average selling prices, product costs, product mix and customer mix.

Operating Expenses

Research and development

Research and development costs include personnel-related expenses for scientists, experienced engineers and technicians as well as the material and supplies to support the development of new products and our solid-state technology. As we work towards completing the development of our solid-state lithium-ion cells and the manufacturing of batteries that incorporate this technology, we anticipate that research and development expenses will increase significantly for the foreseeable future as we continue to invest in product development and optimizing and producing solid-state cells.

General and administrative

General and administrative costs include personnel-related expenses attributable to our executive, finance, human resources, and information technology organizations, certain facility costs, and fees for professional services.

Selling and marketing

Selling and marketing costs include outbound freight, personnel-related expenses, as well as trade show, industry event, marketing, customer support, and other indirect costs. We expect to continue to make the necessary sales and marketing investments to enable the execution of our strategy, which includes expanding into additional end markets.

Total Other Income (Expense)

Other income (expense) consists primarily of interest expense, the change in fair value of the warrant liability and amortization of debt issuance costs.

Results of Operations

Comparisons for the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021. This data should be read together with our financial statements and related notes included elsewhere in this Annual Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Years ended December 31,
	2022	% Net Sales	2021	% Net Sales
	(in thousands)
Net Sales	$86,251	100.0	$78,000	100.0
Cost of Goods Sold	62,247	72.2	48,375	62.0
Gross profit	24,004	27.8	29,625	38.0
Operating expenses
Research and development	2,764	3.2	2,689	3.4
General and administrative	41,566	48.2	10,621	13.6
Sales and marketing	13,671	15.9	9,848	12.6
Total Operating expenses	58,001	67.2	23,158	29.7
(Loss) Income From Operations	(33,997)	(39.4)	6,467	8.3
Other Income (Expense)
Other income	40	0.0	1	0.0
Interest expense, net	(6,945)	(8.1)	(519)	(0.7)
Change in fair market value of warrant liability	5,446	6.3	—	—
Debt extinguishment	(4,824)	(5.6)	—	—
Total Other Expense	(6,283)	(7.3)	(518)	(0.7)
(Loss) Income Before Taxes	(40,280)	(46.7)	5,949	7.6
Income Tax (Benefit) Expense	(709)	(0.8)	1,611	2.1
Net (Loss) Income	$(39,571)	(45.9)	$4,338	5.6

	Years ended December 31,
	2022	2021
	(in thousands)
Retailer	43,344	59,042
Distributor	9,102	10,733
DTC	52,446	69,775
% Net Sales	60.8	89.5
OEM	33,805	8,225
% Net Sales	39.2	10.5
Net Sales	$86,251	$78,000

Net Sales

Net sales increased by $8.3 million, or 10.6%, to $86.3 million for the year ended December 31, 2022, as compared to $78.0 million for the year ended December 31, 2021. This increase was primarily due to higher OEM battery and accessory sales partially offset by lower DTC sales. For the year ended December 31, 2022, OEM revenue increased by $25.6 million as a result of increased adoption of our products by new and existing customers, several of whom have begun to “design in” our batteries in various RV models as original equipment or have increased purchases in response to end-customer demand for safer, more efficient batteries and as a replacement for traditional lead-acid batteries. DTC revenue decreased by $17.3 million as a result of decreased customer demand for our products due to rising interest rates and inflation.

Cost of Goods Sold

Cost of revenue increased by $13.9 million, or 28.7%, to $62.2 million for the year ended December 31, 2022, as compared to $48.4 million for the year ended December 31, 2021. This increase was primarily due to growth in the number of units sold resulting in an $11.6 million increase of product cost, a $2.2 million increase in overhead expense associated with the new manufacturing facility, and higher labor costs due to growth in our operations.

Gross Profit

Gross profit decreased by $5.6 million, or 19.0%, to $24.0 million for the year ended December 31, 2022, as compared to $29.6 million for the year ended December 31, 2021. The decrease in gross profit was primarily due to a change in revenue mix that included a larger percentage of lower margin OEM sales and a lower percentage of higher margin DTC sales, together with an increase in cost of goods sold as noted above.

Research and Development Expenses

Research and development expenses increased by $0.1 million, or 2.8%, to $2.8 million for the year ended December 31, 2022, as compared to $2.7 million for the year ended December 31, 2021. The increase was primarily due to higher wage expense partially offset by lower product certification, patent expense and costs for materials used in research and development.

General and Administrative Expenses

General and administrative expenses increased by $30.9 million, or 291.4%, to $41.6 million for the year ended December 31, 2022, as compared to $10.6 million for the year ended December 31, 2021. This increase was primarily due to expenses associated with the aforementioned Business Combination and professional fees in the amount of $23.4 million and a $6.3 million increase in costs associated with personnel needed for public company readiness. Other increases relate to compliance, insurance and system costs related to being a public company.

Selling and Marketing Expenses

Sales and marketing expenses increased by $3.8 million, or 38.8%, to $13.7 million for the year ended December 31, 2022, as compared to $9.8 million for the year ended December 31, 2021. This increase was primarily due to the addition of sales and marketing personnel to support growth in our existing end markets, as well as to drive growth in the new, adjacent end markets we are targeting, overhead costs associated with our larger manufacturing facility, increased shipping expenses due to higher volumes and price increases, and advertising and sponsorship growth.

Total Other (Expense) Income

Other expense totaled $6.3 million for the year ended December 31, 2022 as compared to total other expense of $0.5 million for the year ended December 31, 2021. Other expense in 2022 is comprised primarily of interest expense of $3.7 million related to senior secured notes of $45 million and $3.2 million related to debt securities of $75 million. Debt extinguishment expense of $4.8 million due to the retirement of the $45 million in senior secured notes as a result of the Business Combination, partially offset by $5.4 million in the change of the fair market value of our warrants. Interest expense will increase significantly as a result of approximately $75.0 million in post-closing indebtedness following completion of the Business Combination.

Income Tax (Benefit) Expense

Income tax benefit was $0.7 million for the year ended December 31, 2022, as compared to $1.6 million expense for the year ended December 31, 2021. The income tax benefit reflects our expected use of losses in the period against future tax obligations. Management evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that we will not recognize the benefits of the deferred tax assets primarily due to us entering into a 3-year cumulative loss position. As a result, a full valuation allowance totaling $7.3 million was recorded as of December 31, 2022.

Net (Loss) Income

We experienced a net loss of $39.6 million for the year ended December 31, 2022, as compared to net income of $4.3 million for the year ended December 31, 2021. As described above, this result was driven primarily by higher sales offset by increased cost of goods sold, higher operating expenses (primarily as a result of the Business Combination) and increased other expense.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. On a recurring basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in an estimate, if any, will be reflected in the consolidated financial statements prospectively from the date of the change in the estimate.

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Inventory Valuation

The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items and reserves. Any such inventory is written down to net realizable value. The reserve estimate for excess and obsolete inventory is dependent on expected future use and requires management judgement.

Warrants

We apply relevant accounting guidance for warrants to purchase our stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, we follow guidance issued within ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”), to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require liability classifications are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classifications are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. See “Note 12—Warrants” in our accompanying consolidated financial statements for information on the warrants.

Equity-Based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of option grants. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of the Company’s future share price, risk-free rates, future dividend yields and estimated forfeitures at the initial grant date. Restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant. Changes in assumptions used to estimate fair value could result in materially different results.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

We recognize the financial statement effect of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. A valuation allowance is recorded to reduce deferred income tax assets to an amount, which in the opinion of management is more likely than not to be realized.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. We consider factors such as the cumulative income or loss in recent years; reversal of deferred tax liabilities; projected future taxable income exclusive of temporary differences; the character of the income tax asset, including income tax positions; tax planning strategies and the period over which we expect the deferred tax assets to be recovered in the determination of the valuation allowance. In the event that actual results differ from these estimates or we adjust our estimates in the future, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Non-GAAP Financial Measures

This Annual Report includes a non-GAAP measure that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as earnings before interest and other income (expenses), income taxes, and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA adjusted for stock-based compensation, ERP implementation, non-recurring debt transaction and business combination expenses. Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it illustrates the underlying financial and business trends relating to our core, recurring results of operations and enhances comparability between periods.

Adjusted EBITDA is not a recognized measure under U.S. GAAP and is not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. Investors should exercise caution in comparing our non-GAAP measure to any similarly titled measure used by other companies. This non-GAAP measure excludes certain items required by U.S. GAAP and should not be considered as an alternative to information reported in accordance with U.S. GAAP.

The table below presents our adjusted EBITDA, reconciled to net (loss) income for the years ended December 31, 2022 and 2021.

	Years ended December 31,
	2022	2021
	(in thousands)
Net (loss) income	$(39,571)	$4,338
Interest Expense	6,945	519
Taxes	(709)	1,611
Depreciation and Amortization	891	617
EBITDA	(32,444)	7,085
Adjusted for:
Stock-Based Compensation(1)	2,467	734
ERP Implementation(2)	-	233
Promissory Note Forgiveness(3)	469	-
Loss on Disposal of Assets	56	124
Separation Agreement(4)	1,197	-
Business Combination Expenses(5)	21,337	294
Debt extinguishment (6)	4,824	-
Change in fair market value of warrant liability (7)	(5,446)	-
Adjusted EBITDA	$(7,540)	$8,470

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and board members.

(2)	ERP Implementation is comprised of costs and expenses associated with our implementation of an Enterprise Resource Planning (ERP) system in anticipation of the Business Combination and becoming a public company.

(3)	Promissory Note Forgiveness is comprised of the loan that was forgiven, prior to the Business Combination, in connection with the promissory note, with a maturity date of March 1, 2026, between us and John Marchetti, our Chief Financial Officer.

(4)	Separation Agreement is comprised of $1.2 million in cash severance associated with the Separation Agreement, dated October 25, 2022, as amended on November 14, 2022, between us and Sean Nichols, our former Chief Operating Officer.

(5)	Business Combination Expenses is comprised of fees and expenses, including legal, accounting, and others associated with the Business Combination.

(6)	Debt extinguishment expenses are comprised of expenses incurred in connection with the early debt repayment of the Series 2021-6 Notes that occurred in conjunction with the Business Combination.

(7)	Change in fair market value of warrant liabilities represents the change in fair value from the date the warrants were issued through December 31, 2022.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of December 31, 2022, we had cash totaling $17.8 million.

We expect our capital expenditures and working capital requirements to increase materially in the near future, as we continue our research and development efforts (particularly those related to solid-state lithium-ion battery development), expand our production lines, scale up production operations and look to enter into adjacent markets for our batteries (with operating expenses expected to increase across all major expense categories). We expect to deploy a significant amount of capital to continue our optimization and commercialization efforts dedicated to our solid-state technology development, as well as continued investment to automate and increase the production capacity of our existing assembly operation, expansion of our facilities and new strategic investments. To date, our focus has been on seeking to prove the fundamental soundness of our manufacturing techniques and our solid-state chemistry. Moving forward, our solid-state related investments will focus on chemistry optimization and establishing a pilot line for pouch cell production. Over the next two to three years, we expect to spend in excess of $50 million on solid-state development and cell manufacturing technologies. In connection with the growth of our business and in anticipation of future needs and to protect against supply-chain and logistics related shortages, during the fourth quarter of 2022, we continued to increase our inventory purchasing activities. As a result, our inventory balance at December 31, 2022 increased by $22.8 million to $49.9 million, compared to $27.1 million at December 31, 2021.

We expect that we will need to raise additional funds, including through the use of the ChEF Equity Facility and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects. Further, any future debt or equity financings may be dilutive to our current stockholders.

Financing Obligations and Requirements

On November 24, 2021, we issued $45 million of fixed rate senior notes, secured by among other things, a security interest in our intellectual property. As part of the Business Combination, we entered into the Term Loan, the proceeds of which were used to repay the $45 million fixed rate senior notes, and ChEF Equity Facility.

The Term Loan proceeds were used to: (i) support the Business Combination, (ii) prepay the fixed rate senior notes at closing of the Business Combination, (iii) pay fees and expenses in connection with the foregoing, (iv) to provide additional growth capital and (v) for other general/corporate purposes. The Term Loan will mature on October 7, 2026, or the Maturity Date, and will be subject to quarterly amortization of 5% per annum beginning 24 months after issuance. The definitive documents for the Term Loan incorporate certain mandatory prepayment events and certain affirmative and negative covenants and exceptions hereto. The financial covenants for the Term Loan include a maximum senior leverage ratio covenant, a minimum liquidity covenant, a springing fixed charge coverage ratio covenant, and a maximum capital expenditures covenant. On March 29, 2023, we obtained a waiver from our Administrative Agent and Term Loan Lenders of our failure to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023. It is probable that we will fail to meet these covenants within the next twelve months. In accordance with U.S. GAAP, we reclassified our notes payable from a long-term liability to a current liability. The Term Loan accrues interest (i) until April 1, 2023 at a per annum rate equal to adjusted SOFR is a margin equal to 13.5%, of which 7% will be payable in cash and 6.5% will be paid in-kind, (ii) thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company. In each of the foregoing case, adjusted SOFR will be no less than 1%.

We may elect to prepay all or any portion of the amounts owed prior to the Maturity Date, provided that we provide notice to the Administrative Agent and the amount is accompanied by the applicable prepayment premium, if any. Prepayments of the Term Loan are required to be accompanied by a premium of 5% of the principal amount so prepaid if made prior to the October 7, 2023, 3% if made on and after October 7, 2023 but prior to October 7, 2024, 1% if made after October 7, 2024 but prior to October 7, 2025, and 0% if made on or after October 7, 2025. If the Term Loan is accelerated following the occurrence of an event of default, Legacy Dragonfly is required to immediately pay to lenders the sum of all obligations for principal, accrued interest, and the applicable prepayment premium.

Pursuant to the Term Loan Agreement, we have guaranteed the obligations of Legacy Dragonfly and such obligations will be guaranteed by any of Legacy Dragonfly’s subsidiaries that are party thereto from time to time as guarantors. Also pursuant to the Term Loan Agreement, the Administrative Agent was granted a security interest in substantially all of the personal property, rights and assets of us as and Legacy Dragonfly to secure the payment of all amounts owed to lenders under the Term Loan Agreement. In addition, we entered into a Pledge Agreement pursuant to which we pledged to the Administrative Agent our equity interests in Legacy Dragonfly as further collateral security for the obligations under the Term Loan Agreement. At the closing of the Business Combination, we issued to the Term Loan Lenders (i) the Penny Warrants and (ii) the $10 Warrants.

Pursuant to the Purchase Agreement, on the terms of and subject to the satisfaction of the conditions in the Purchase Agreement, including the filing and effectiveness of a registration statement registering the resale by CCM LLC of the shares of common stock issued to it under the Purchase Agreement, we will have the right from time to time at our option to direct CCM LLC to purchase up to a specified maximum amount of shares of common stock, up to a maximum aggregate purchase price of $150 million over the term of the ChEF Equity Facility. In connection with the ChEF Equity Facility, we filed a registration statement registering the resale of up to 21,512,027 shares that may be resold into the public markets by CCM LLC, which represented approximately 50% of the shares of our common stock outstanding as of December 31, 2022. During the year ended December 31, 2022, we did not sell any shares of our common stock under the ChEF Equity Facility. From January 1, 2023 to April 17, 2023, we issued and sold approximately 98,500 shares of our common stock under this facility, resulting in net cash proceeds of $670,593. Any sales of such shares into the public market could have a significant negative impact on the trading price of our common stock. This impact may be heightened by the fact that sales to CCM LLC will generally be at prices below the current trading price of our common stock. If the trading price of our common stock does not recover or experiences a further decline, sales of shares of common stock to CCM LLC pursuant to the Purchase Agreement may be a less attractive source of capital and/or may not allow us to raise capital at rates that would be possible if the trading price of our common stock were higher.

On March 5, 2023, we issued the Note in the Principal Amount of $1.0 million to Brian Nelson, one of our directors, in a private placement in exchange for cash in an equal amount. The Note became due and payable in full on April 1, 2023. We were also obligated to pay the Loan Fee in the amount of $100,000 to Mr. Nelson on April 4, 2023. The Principal Amount of the Note was paid in full on April 1, 2023 and the Loan Fee was paid in full on April 4, 2023.

We have also filed a registration statement registering the resale of up to 55,298,545 shares that may be resold and/or issued into the public markets, which represents approximately 128% of the shares of our common stock outstanding as of December 31, 2022. The selling securityholders will determine the timing, pricing and rate at which they sell such shares into the public market. Although the current trading price of our common stock is below $10.00 per share, which was the sales price for units in the Chardan IPO, certain of the selling security holders have an incentive to sell because they purchased shares and/or warrants at prices below the initial public offering price and/or below the recent trading prices of our securities. Additionally, while sales by such investors may experience a positive rate of return based on the trading price at the time they sell their shares, the public securityholders may not experience a similar rate of return on the securities they purchased due to differences in the prices at which such public securityholders purchased their shares and the trading price. Given the substantial number of shares of common stock being registered for potential resale by the selling securityholders pursuant to such prospectus, the sale of shares by the selling securityholders, or the perception in the market that the selling securityholders of a large number of shares intend to sell shares, may increase the volatility of the market price of our common stock, may prevent the trading price of our securities from exceeding the Chardan IPO offering price and may cause the trading prices of our securities to experience a further decline.

Going Concern

For the year ended December 31, 2022, we incurred losses and had a negative cash flow from operations. As of December 31, 2022, we had approximately $17.8 million in cash and cash equivalents and working capital of $32.9 million.

Under the Term Loan Agreement, we are obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures. On March 29, 2023, we obtained a waiver from our Administrative Agent and Term Loan Lenders of our failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023. It is probable that we will fail to meet these covenants within the next twelve months. If we are unable to comply with the financial covenants in our loan agreement, the Term Loan Lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our 2022 consolidated financial statements, with respect to this uncertainty.

In addition, we may need to raise additional debt and/or equity financing to fund our operations and strategic plans and meet our financial covenants. We have historically been able to raise additional capital through issuance of equity and/or debt financing and we intend to use the ChEF Equity Facility and raise additional capital as needed. However, we cannot guarantee that we will be able to raise additional equity, contain expenses, or increase revenue, and comply with the financial covenants under the Term Loan. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects. Further, future debt or equity financings may be dilutive to our current stockholders.

Cash Flows for the Years ended December 31, 2022 and 2021

	Years ended December 31,
	2022	2021
Net Cash provided by/(used in):	(in thousands)
Operating Activities	$(45,696)	$(13,573)
Investing activities	$(6,827)	$(2,909)
Financing activities	$41,674	$38,906

Operating Activities

Net cash used in operating activities was $45.7 million for the year ended December 31, 2022, primarily due to a net loss during the period largely driven by Business Combination expenses and an increase in purchased inventory to support future growth and to protect against potential supply disruptions.

Net cash used in operating activities was $13.6 million for the year ended December 31, 2021 primarily due to net income during the period which was more than offset by an increase in working capital (particularly inventory as the Company made the operational decision to build a larger buffer inventory to protect against potential shortages as we were targeting larger OEM customers) as a result of growth in our operations.

Investing Activities

Net cash used in investing activities was $6.8 million for the year ended December 31, 2022, as compared to $2.9 million for the year ended December 31, 2021. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures to support the expansion of our core battery business and our ongoing efforts to develop solid-state battery technology and manufacturing processes.

Financing Activities

Net cash provided by financing activities was $41.7 million for the year ended December 31, 2022, primarily as a result of proceeds from the $75.0 million term loan as part of the Business Combination, and $15.0 million from the strategic investment made by Thor Industries, partially offset by a $45.0 million expense for the repayment of the senior secured notes.

Net cash provided by financing activities was $38.9 million for the year ended December 31, 2021, primarily as a result of $45.0 million in proceeds from the senior secured notes, partially offset by associated issuance costs.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating lease liabilities. As of December 31, 2022, we had $1.2 million in short-term operating lease liabilities and $3.5 million in long-term operating lease liabilities.

As disclosed above, Consistent with the Debt Commitment Letter dated May 15, 2022 by and between CCM 5, and EICF EIP, in connection with the Closing, Chardan, Legacy Dragonfly and the Initial Term Loan Lenders entered into the Term Loan Agreement setting forth the terms of a senior secured term loan facility in an aggregate principal amount of $75 million. The Chardan Lender backstopped its commitment under the Debt Commitment Letter by entering into a Backstop Commitment Letter, with the Backstop Lender, pursuant to which the Backstop Lender committed to purchase from the Chardan Lender the Backstopped Loans immediately following the issuance of the Term Loan on the Closing Date. Pursuant to an assignment agreement, the Backstopped Loans were assigned by CCM 5 to the Backstop Lender on the Closing Date.

Pursuant to the terms of the Term Loan Agreement, the Term Loan was advanced in one tranche on the Closing Date. The proceeds of the Term Loan were used (i) to refinance on the Closing Date prior indebtedness, (ii) to support thine Business Combination under the Business Combination Agreement, (iii) for working capital purposes and other corporate purposes, and (iv) to pay any fees associated with transactions contemplated under the Term Loan Agreement and the other loan documents entered into in connection therewith, including the transactions described in the foregoing clauses (i) and (ii) and fees and expenses related to the business combination. The Term Loan amortizes in the amount of 5% per annum beginning 24 months after the Closing Date and matures on the fourth anniversary of the Closing Date (“Maturity Date”). The Term Loan accrues interest (i) until April 1, 2023, at a per annum rate equal to the adjusted SOFR plus a margin equal to 13.5%, of which 7% will be payable in cash and 6.5% will be paid in-kind, (ii) thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company, which will be paid-in-kind and (iii) at all times thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5% payable in cash, depending on the senior leverage ratio of the consolidated company. In each of the foregoing cases, adjusted SOFR will be no less than 1%.

JOBS Act Accounting Election

As an emerging growth company under the JOBS Act, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have elected not to opt out of such extended transition period. Accordingly, when an accounting standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will adopt the new or revised accounting standard at the time private companies adopt the new or revised accounting standard, unless early adoption is permitted by the accounting standard, and we elect early adoption. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our consolidated audited financial statements as of and for the years ended December 31, 2022 and December 31, 2021, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and our Chief Financial Officer concluded that, for the reasons set forth below, our disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective and could lead to a material misstatement of account balances or disclosures. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that we have material weaknesses in the design and maintenance of certain appropriate entity-level controls impacting the control environment, risk assessment procedures, and monitoring activities. These material weaknesses have led to additional material weaknesses in certain control activities.

Control Environment. We concluded that we did not maintain effective controls in the following areas: (i) insufficient number of accounting and financial reporting resources with the appropriate level of knowledge, experience and training, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

Control activities. We concluded that the material weaknesses contributed to the following additional material weaknesses in business processes: (i) designing and implementing procedures surrounding completion, accuracy and review of account reconciliations; (ii) designing and implementing controls to assess the completeness, accuracy and accounting analysis of material contracts entered into by us; (iii) designing and implementing controls to sufficiently supervise and review the work completed by specialist engaged by us; (iv) designing and implementing controls to ensure the accuracy of period-end inventory count procedures to ensure proper financial reporting; and (v) designing and implementing control procedures to ensure the accuracy of the financial statements to the underlying accounting records and ensure the completeness of required disclosures.

Remediation Plan for the Material Weakness

In response to the material weaknesses noted above, the Company’s management began to take actions to remediate the identified material weaknesses in internal control over financial reporting. As part of management’s remediation plan, certain efforts were put into place and were underway prior to December 31, 2022. All new and revised controls that management started to implement in the fourth quarter of 2022 as part of the remediation plan require a period of seasoning to allow for a sufficient operating effectiveness testing sample. Management plans to build on and continue such efforts going into the next fiscal year in order to successfully remediate the identified material weaknesses.

The following remedial actions were taken during the year ended December 31, 2022 to remediate the material weaknesses in internal control over financial reporting:

●	Increased the number of personnel with the appropriate level of knowledge related to accounting transactions, accounting matters, and relevant systems.

●	Engaged a third-party service provider to assist management with the design and implementation of internal controls.

●	Started an initial risk assessment based on the criteria established by COSO to identify internal controls over financial reporting (“ICFR”) risks and control objectives

●	With the assistance from the third-party service provider, and under the supervision of the Company’s Audit Committee, Chief Executive Officer and Chief Financial Officer, started the design and implementation of significant process transaction flows and key controls in the Company’s business processes, including revenue, inventory, income taxes, and overall IT environment. As discussed above, all new processes and controls were in the seasoning period as of December 31, 2022.

Additionally, management is in the process of implementing the below changes to the Company’s processes to improve its internal control over financial reporting:

●	Developing a training program and educating control owners concerning the principles of the Internal Control - Integrated Framework (2013) issued by COSO;

●	Adopting a process to identify and assess the Company’s disclosure controls and procedures, including the preparation and review of presentation and disclosure requirement checklists.

●	Implementing a risk assessment process by which management identifies risks of misstatement related to all account balances;

●	Developing internal controls documentation, including comprehensive accounting policies and procedures over financial processes and related disclosures;

●	Enhancing policies and procedures to retain adequate documentary evidence for certain management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls;

●	Engaging outside resources for complex accounting matters and drafting and retaining position papers for all complex, non-recurring transactions;

●	Developing monitoring activities and protocols that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting and make necessary changes to the design of controls, if any

●	Segregating key functions within our financial and information technology processes supporting our internal controls over financial reporting;

●	Reassessing and formalizing the design of certain accounting and information technology policies relating to security and change management controls, including user access reviews, including assessing the need for implementing a more robust information technology system;

●	Continuing to enhance and formalize our accounting, business operations, and information technology policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures.

Despite the existence of the material weakness, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.” In addition, we are currently a non-accelerated filer and are therefore not required to provide an attestation report on our internal control over financial reporting until such time as we are an accelerated filer or large accelerated filer.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses and remediation plan described above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The list of consolidated financial statements set forth in the accompanying Index to the Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K is incorporated herein by reference. Such consolidated financial statements are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

All schedules have been omitted because the required information is either not required, not applicable or because the information required is included in the consolidated financial statements or notes thereto.

3. Exhibits

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of May 15, 2022, by and among Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.), Bronco Merger Sub, Inc. and Dragonfly Energy Corp. (included as Annex A to the proxy statement/prospectus).	S-4	2.1	07/22/2022
2.2	Amendment to Agreement and Plan of Merger, dated as of July 12, 2022, by and among Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.), Bronco Merger Sub, Inc. and Dragonfly Energy Corp.	S-4	2.1(a)	07/22/2022
2.3	Plan of Conversion.	8-K	2.1	03/31/2023
3.1	Articles of Incorporation of Dragonfly Energy Holdings Corp.	8-K	3.1	03/31/2023
3.2	Bylaws of Dragonfly Energy Holdings Corp.	8-K	3.2	03/31/2023
4.1	Specimen Common Stock Certificate of Dragonfly Energy Holdings Corp.	8-K	4.1	10/11/2022
4.2	Form of $10 Warrant of Dragonfly Energy Holdings Corp.	8-K	4.2	10/11/2022
4.3	Form of Penny Warrant of Dragonfly Energy Holdings Corp.	8-K	4.3	10/11/2022
4.4	Warrant Agreement, dated as of October 19, 2022, between Dragonfly Energy Holdings Corp. and American Stock Transfer & Trust Company, LLC.	S-1	4.4	10/21/2022
4.5*	Specimen Warrant Certificate of Dragonfly Energy Holdings Corp.
4.6	Promissory Note of the Company, dated March 5, 2023.	8-K	4.1	03/09/2023
4.7*	Description of Securities.
10.1	Sponsor Support Agreement, dated as of May 15, 2022, by and among Chardan NexTech Investments 2 LLC, Dragonfly Energy Corp. and Chardan NexTech Investments 2 LLC (included as Annex E to the proxy statement/prospectus).	S-4	10.4	07/22/2022
10.2	Commitment Letter, dated as of May 15, 2022, by and among Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.), Dragonfly Energy Corp., CCM Investments 5 LLC and EICF Agent LLC (included as Annex J to the proxy statement/prospectus).	S-4	10.5	07/22/2022
10.3	Equity Facility Letter Agreement, dated as of May 15, 2022, by and among Dragonfly Energy Corp., Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.) and CCM Investments 5 LLC (included as Annex K to the proxy statement/prospectus).	S-4	10.6	07/22/2022
10.4	Subscription Agreement, dated as of May 15, 2022, between Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.) and Chardan NexTech Investments 2 LLC (included as Annex F to the proxy statement/prospectus).	S-4	10.7	07/22/2022
10.5++	Dragonfly Energy Holdings Corp. 2022 Equity Incentive Plan.	8-K	10.5	10/11/2022
10.6++	Dragonfly Energy Holdings Corp. Employee Stock Purchase Plan.	8-K	10.6	10/11/2022
10.7++	Form of Director Indemnification Agreement.	S-4/A	10.10	09/14/2022
10.8	Multi-tenant Industrial Triple Net Lease, dated as of March 1, 2021, between Dragonfly Energy Corp. and Icon Reno Property Owner Pool 3 Nevada, LLC.	S-4	10.11	07/22/2022
10.9	Lease, dated as of February 8, 2022, between Dragonfly Energy Corp. and Prologis, L.P.	S-4	10.12	07/22/2022

10.10#	Purchase Agreement, dated as of October 7, 2022, between Dragonfly Energy Holdings Corp. and Chardan Capital Markets LLC.	8-K	10.10	10/11/2022
10.11	Registration Rights Agreement, dated as of October 7, 2022, between Dragonfly Energy Holdings Corp. and Chardan Capital Markets LLC.	8-K	10.11	10/11/2022
10.12	Term Loan Agreement, dated as of October 7, 2022, by and among the Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.12	10/11/2022
10.13	Pledge Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp. and Alter Domus (US) LLC.	8-K	10.13	10/11/2022
10.14++	Employment Agreement, dated as of January 1, 2022, by and between Dragonfly Energy Corp. and Denis Phares.	8-K	10.14	10/11/2022
10.15++	Amendment to Employment Agreement, dated as of May 15, 2022, by and between Dragonfly Energy Corp. and Denis Phares.	8-K	10.15	10/11/2022
10.16++	Employment Agreement, dated as of January 1, 2022, by and between Dragonfly Energy Corp. and Sean Nichols.	8-K	10.16	10/11/2022
10.17++	Amendment to Employment Agreement, dated as of May 15, 2022, by and between Dragonfly Energy Corp. and Sean Nichols.	8-K	10.17	10/11/2022
10.18++	Employment Agreement, dated as of August 17, 2021, by and between Dragonfly Energy Corp. and John Marchetti.	8-K	10.18	10/11/2022
10.19++	Dragonfly Energy Corp. 2019 Stock Incentive Plan.	8-K	10.19	10/11/2022
10.20++	Dragonfly Energy Corp. 2021 Stock Incentive Plan.	8-K	10.20	10/11/2022
10.21	Amended and Restated Registration Rights Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp. and each of the stockholders thereto.	8-K	10.21	10/11/2022
10.22++	Director Compensation Policy.	S-1	10.22	11/4/2022
10.23++	Employment Agreement, dated as of October 11, 2022, by and between Dragonfly Energy Holdings Corp. and Denis Phares.	S-1	10.23	11/4/2022
10.24++	Employment Agreement, dated as of October 11, 2022, by and between Dragonfly Energy Holdings Corp. and John Marchetti.	S-1	10.24	11/4/2022
10.25++	First Amended and Restated Employment Agreement, dated February 24, 2023, by and between Dragonfly Energy Holdings Corp. and John Marchetti.	8-K	10.1	03/02/2023
10.26*	Separation Agreement by and between Dragonfly Energy Holdings Corp. and Sean Nichols, dated October 25, 2022.
10.27*	First Amendment to Separation Agreement by and between Dragonfly Energy Holdings Corp. and Sean Nichols, dated November 14, 2022.
10.28*	Asset Purchase Agreement, dated April 22, 2022, by and among Dragonfly Energy Corp., Thomason Jones Company, LLC, William Thomason and Richard Jones.
10.29*	Manufacturing Supply Agreement, dated November 19, 2021, by and between Dragonfly Energy Holdings Corp. and Keystone RV Company.
10.30*	Asset Purchase Agreement, dated January 1, 2022, by and between Dragonfly Energy Holdings Corp. and Bourns Productions, Inc.
10.31*	Assignment and Assumption Agreement, dated January 1, 2022, by and between Dragonfly Energy Corp. and Bourns Productions, Inc.
10.32*	Assignment and Assumption of Lease Agreement, dated January 1, 2022, by and among Dragonfly Energy Corp., Bourns Productions, Inc. and Los Angeles & Steel Co.
10.33*	Research and Development Lab Lease, dated April 25, 2019, by and between Dragonfly Energy Corp. and BRE RS Greg Park Owner LLC.
10.34*	Amendment No. 1 to Research and Lab Lease, dated March 12, 2020, by and between Dragonfly Energy Corp. and DRE RS Greg Park Owner LLC.
10.35*	Amendment No. 2 to Research and Lab Lease, dated July 27, 2020, by and between Dragonfly Energy Corp. and DRE RS Greg Park Owner LLC.
10.36*	Amendment No. 3 to Research and Lab Lease, dated August 26, 2020, by and between Dragonfly Energy Corp. and DRE RS Greg Park Owner LLC.
10.37*	Amendment No. 4 to Research and Lab Lease, dated December 16, 2020, by and between Dragonfly Energy Corp. and BRS RS Greg Park Owner LLC.
10.38*	Amendment No. 5 to Research and Lab Lease, dated January 28, 2022, by and between Dragonfly Energy Corp. and BRS RS Greg Park Owner LLC.
10.39	Limited Waiver, dated as of March 29, 2023, to the Term Loan, Guarantee and Security Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	03/29/2023
21.1	List of Subsidiaries.	8-K	21.1	10/11/2022
23.1*	Consent of BDO USA, LLP.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
#	Portions of schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
++	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Reno, Nevada, on the 17th day of April, 2023.

DRAGONFLY ENERGY HOLDINGS CORP.

By:	/s/ Denis Phares
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/John Marchetti
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Denis Phares	Chief Executive Officer, President and Chairman	April 17, 2023
Denis Phares	(Principal Executive Officer)

/s/ John Marchetti	Chief Financial Officer	April 17, 2023
John Marchetti	(Principal Financial and Accounting Officer)

/s/ Jay Bellows	Director	April 17, 2023
Jay Bellows

/s/ Perry Boyle	Director	April 17, 2023
Perry Boyle

/s/ Karina Edmonds	Director	April 17, 2023
Karina Edmonds

/s/ Luisa Ingargiola	Director	April 17, 2023
Luisa Ingargiola

/s/ Brian Nelson	Director	April 17, 2023
Brian Nelson

/s/ Rick Parod	Director	April 17, 2023
Rick Parod

Item 8. Financial Statements and Supplemental Data

DRAGONFLY ENERGY HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Dragonfly Energy Holdings Corp.

Reno, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dragonfly Energy Holdings Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses and has a negative cash flow from operations and concluded it is probable the Company will not comply with future covenants of the Term Loan and does not have sufficient resources to repay the Term Loan, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA LLP

We have served as the Company’s auditor since 2021.

Spokane, Washington

April 17, 2023

DRAGONFLY ENERGY HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2022	2021
Current Assets
Cash	$17,781	$25,586
Restricted cash	-	3,044
Accounts receivable, net of allowance for doubtful accounts	1,444	783
Inventory	49,846	27,127
Prepaid expenses	1,624	293
Prepaid inventory	2,002	7,461
Prepaid income tax	525	-
Other current assets	267	1,787
Total Current Assets	73,489	66,081
Property and Equipment
Machinery and equipment	10,214	3,615
Office furniture and equipment	275	201
Leasehold improvements	1,709	1,307
Vehicle	195	195
Total	12,393	5,318
Less accumulated depreciation and amortization	(1,633)	(857)
Property and Equipment, Net	10,760	4,461
Operating lease right of use asset	4,513	5,709
Total Assets	$88,762	$76,251
Current Liabilities
Accounts payable	13,475	11,360
Accrued payroll and other liabilities	6,295	2,608
Customer deposits	238	434
Uncertain tax position liability	128	-
Income tax payable	-	631
Notes payable, current portion, net of debt issuance costs	19,242	1,875
Operating lease liability, current portion	1,188	1,082
Total Current Liabilities	40,566	17,990
Long-Term Liabilities
Notes payable-noncurrent, net of debt issuance costs	-	37,053
Deferred tax liabilities	-	453
Warrant liabilities	32,831	-
Accrued expenses, long-term	492	-
Operating lease liability, net of current portion	3,541	4,694
Total Long-Term Liabilities	36,864	42,200
Total Liabilities	77,430	60,190
Commitments and Contingencies (See Note 6)	-	-
Equity
Common stock, 170,000,000 shares, $0.0001 par value, authorized, 43,272,728 and 36,496,998 shares issued and outstanding as of December 31, 2022 and 2021, respectively	4	4
Preferred stock, 5,000,000 shares, $0.0001 par value, authorized, no shares issued and outstanding as of December 31, 2022 and 2021, respectively	-	-
Additional paid in capital	38,461	3,619
Retained (deficit) earnings	(27,133)	12,438
Total Equity	11,332	16,061
Total Liabilities and Shareholders’ Equity	$88,762	$76,251

The accompanying notes are an integral part of these financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF Operations

YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2022	2021
Net Sales	$86,251	$78,000
Cost of Goods Sold	62,247	48,375
Gross Profit	24,004	29,625
Operating Expenses
Research and development	2,764	2,689
General and administrative	41,566	10,621
Selling and marketing	13,671	9,848
Total Operating Expenses	58,001	23,158
(Loss) Income From Operations	(33,997)	6,467
Other Income (Expense)
Other income	40	1
Interest expense, net	(6,945)	(519)
Change in fair market value of warrant liability	5,446	-
Debt extinguishment	(4,824)	-
Total Other Expense	(6,283)	(518)
(Loss) Income Before Taxes	(40,280)	5,949
Income Tax (benefit) Expense	(709)	1,611
Net (Loss) Income	$(39,571)	$4,338
(Loss) Earnings Per Share – Basic	$(1.03)	$0.12
(Loss) Earnings Per Share – Diluted	$(1.03)	$0.11
Weighted Average Number of Shares – Basic	38,565,307	35,579,137
Weighted Average Number of Shares – Diluted	38,565,307	37,742,337

The accompanying notes are an integral part of these financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE DATA)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2021	10,000,000	$2,000	20,040,470	$4	$451	$8,100	$8,555

Retroactive application of recapitalization	(10,000,000)	(2,000)	15,469,477	-	2,000	-	2,000
Adjusted balance, beginning of period	-	-	35,509,947	4	2,451	8,100	10,555
Net (loss) income	-	-	-	-	-	4,338	4,338
Stock compensation expense	-	-	-	-	734	-	734
Exercise of stock options	-	-	987,051	-	434	-	434

Balance - December 31, 2021	-	$-	36,496,998	4	3,619	12,438	16,061

Balance -January 1, 2022, after giving effect to the recapitalization	-	-	36,496,998	4	3,619	12,438	16,061

Net loss	-	-	-	-	-	(39,571)	(39,571)
Stock purchase agreement	-	-	1,498,301	-	15,000	-	15,000
Exercise of stock options	-	-	581,351	-	706	-	706
Reverse capitalization, net of transaction costs (See Note 3)	-	-	4,238,936	-	-	-	-
Cashless exercise of liability classified warrants	-	-	457,142	-	16,669	-	16,669
Stock compensation expense	-	-	-	-	2,467	-	2,467
Balance - December 31, 2022	-	$-	43,272,728	$4	$38,461	$(27,133)	$11,332

The accompanying notes are an integral part of these financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN THOUSANDS)

	2022	2021
Cash flows from Operating Activities
Net (Loss) Income	$(39,571)	$4,338
Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided by (Used in) Operating Activities
Stock based compensation	2,467	734
Debt extinguishment	4,824	-
Amortization of debt discount	1,822	206
Change in fair market value of warrant liability	(5,446)	-
Deferred tax liability	(453)	122
Non-cash interest expense (paid-in-kind)	1,192	-
Provision for doubtful accounts	108	50
Depreciation and amortization	891	617
Loss on disposal of property and equipment	56	124
Assumption of Warrant Liability	1,990	-
Changes in Assets and Liabilities
Accounts receivable	(769)	1,007
Inventories	(22,719)	(21,179)
Prepaid expenses	(1,467)	58
Prepaid inventory	5,459	(6,353)
Other current assets	1,520	(1,214)
Other assets	1,196	1,029
Income taxes payable	(1,156)	(651)
Accounts payable and accrued expenses	4,428	8,903
Uncertain tax position liability	128	(19)
Customer deposits	(196)	(1,345)
Total Adjustments	(6,125)	(17,911)
Net Cash Used in Operating Activities	(45,696)	(13,573)
Cash Flows From Investing Activities
Proceeds from disposal of property and equipment	35	61
Purchase of property and equipment	(6,862)	(2,970)
Net Cash Used in Investing Activities	(6,827)	(2,909)
Cash Flows From Financing Activities
Proceeds from term loan	75,000	-
Proceeds from note payable	-	45,000
Repayment from note payable	(45,000)	-
Payments of debt issuance costs	(4,032)	(6,278)
Proceeds from exercise of options	706	184
Proceeds from stock purchase agreement	15,000	-
Proceeds from revolving note agreement	-	5,000
Repayments of revolving note agreement	-	(5,000)
Net Cash Provided by Financing Activities	41,674	38,906
Net (Decrease) Increase in Cash and Restricted Cash	(10,849)	22,424
Beginning cash and restricted cash	28,630	6,206
Ending cash and restricted cash	$17,781	$28,630
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$773	$2,390
Cash paid for interest	$2,252	$313
Supplemental Non-Cash Items
Receivable of options exercised	$-	$250
Purchases of property and equipment, not yet paid	$419	$255
Recognition of right of use asset obtained in exchange for operating lease liability	$-	$5,745
Cashless exercise of liability classified warrants	$16,669	$-

The accompanying notes are an integral part of these financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 — NATURE OF BUSINESS

Dragonfly Energy Holdings Corp. (“New Dragonfly” or the “Company”) sells lithium-ion battery packs for use in a wide variety of applications. The Company sells to distributors under the Dragonfly Energy brand name, and sells direct to consumers under the trade name Battleborn Batteries. In addition, the Company develops technology for improved lithium-ion battery manufacturing and assembly methods.

On October 7, 2022, a merger transaction between Chardan NexTech Acquisition 2 Corporation (“CNTQ”), Dragonfly Energy Corp. (“Legacy Dragonfly”), and Bronco Merger Sub, Inc. (“Merger Sub”) was completed pursuant to which Merger Sub was merged with and into Legacy Dragonfly, with Legacy Dragonfly surviving the merger. As a result of the merger, Legacy Dragonfly became a wholly owned subsidiary of New Dragonfly.

Although New Dragonfly was the legal acquirer of Legacy Dragonfly in the merger, Legacy Dragonfly is deemed to be the accounting acquirer, and the historical financial statements of Legacy Dragonfly became the basis for the historical financial statements of New Dragonfly upon the closing of the merger. New Dragonfly together with its wholly owned subsidiary, Dragonfly Energy Corp., is referred to hereinafter as the “Company”.

Furthermore, the historical financial statements of Legacy Dragonfly became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Annual Report reflect (i) the historical operating results of Legacy Dragonfly prior to the merger; (ii) the combined results of CNTQ and Legacy Dragonfly following the close of the merger; (iii) the assets and liabilities of Legacy Dragonfly at their historical cost and (iv) the Legacy Dragonfly’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger. See Note 3 – Reverse Capitalization for further details of the merger.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles generally accepted in the United States of America (“U.S. GAAP”) and present the consolidated financial statements of the Company and its wholly owned subsidiary.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the year ended December 31, 2022, the Company incurred losses and had a negative cash flow from operations. As of December 31, 2022, the Company had $17,781 in cash and cash equivalents and working capital of $32,923. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements.

In connection with the Company’s senior secured term loan facility in an aggregate principal amount of $75,000 (the “Term Loan”), the Company is obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures (See Note 7). On March 29, 2023, the Company obtained a waiver from the Term Loan administrative agent and lenders of its failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023. It is probable that the Company will fail to meet these covenants within the next twelve months. If the Company is unable to obtain a waiver or if the Company is unable to comply with such covenants, the lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In addition, the Company may need to raise additional debt and/or equity financings to fund its operations and strategic plans and meet its financial covenants. The Company has historically been able to raise additional capital through issuance of equity and/or debt financings and the Company intends to use its equity facility and raise additional capital as needed. However, the Company cannot guarantee that it will be able to raise additional equity, contain expenses, or increase revenue, and comply with the financial covenants under the Term Loan.

Recently adopted accounting standards

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt Modifications and Extinguishments (Subtopic 470 50), Compensation – Stock Based Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options. This ASU provides guidance which clarified an issuer’s accounting for modification or exchanges of freestanding equity classified written call options that remain equity classified after modification or exchange. The provisions of ASU No. 2021-04 are effective January 1, 2022. This ASU shall be applied on a prospective basis. The adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards replace the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measure at amortized cost to be presented at the net amount expected to be collected. The Company determined that this change does not have a material impact to the financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments in this update will be effective for the Company on January 1, 2024 and may be early adopted at the beginning of fiscal year 2023. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Cash, Restricted Cash, and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2022 or 2021. The Company also maintained a restricted cash balance to satisfy its note payable requirements as of December 31, 2021 (Refer to Note 7). There were no restricted cash balances as of December 31, 2022.

From time to time the Company has amounts on deposit with financial institutions that exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

Accounts Receivable

The Company’s trade receivables are recorded when billed and represent claims against third parties that will be settled in cash. Generally, payment is due from customers within 30-60 days of the invoice date and the contracts do not have significant financing components. Trade accounts receivables are recorded gross and are net of any applicable allowance. The Company has an allowance for doubtful accounts as of December 31, 2022 and 2021 of $90 and $50, respectively.

Inventory

Inventories (Note 5), which consist of raw materials and finished goods, are stated at the lower of cost (first in, first out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2022 and 2021, no such reserves were necessary.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Property and Equipment

Property and equipment are stated at cost, including the cost of significant improvements and renovations. Costs of routine repairs and maintenance are charged to expense as incurred. Depreciation and amortization are calculated by the straight-line method over the estimated useful lives for owned property, or, for leasehold improvements, over the shorter of the asset’s useful life or term of the lease. Depreciation expense for the years ended December 31, 2022 and 2021 was $891 and $617, respectively. The various classes of property and equipment and estimated useful lives are as follows:

Office furniture and equipment	3 to 7 years

Vehicles	5 years

Machinery and equipment	3 to 7 years

Leasehold improvements	Remaining Term of Lease

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of these asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. When indications of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets’ carrying value, the related assets will be written down to fair value. There were no impairments of the Company’s long-lived assets for the periods presented.

Warrants

The Company applies relevant accounting guidance for warrants to purchase the Company’s stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, the Company follows guidance issued within ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”), to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require liability classification are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Revenue Recognition

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The Company excludes from the transaction price all taxes that are assessed by a governmental authority and imposed on and concurrent with the Company’s revenue transactions, and therefore presents these taxes (such as sales tax) on a net basis in operating revenues on the Consolidated Statements of Operations.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Revenue is recognized when control of the promised goods is transferred to the customer or reseller, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Revenue associated with products holding rights of return are recognized when the Company concludes there is not a risk of significant revenue reversal in the future periods for the expected consideration in the transaction. There are no material instances including discounts and refunds where variable consideration is constrained and not recorded at the initial time of sale. Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment when title and risk of loss pass to the customer.

The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. Payment terms for distributors and OEMs are due within 30-60 days after shipment. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. The company had $1,779 of contract liabilities as of January 1, 2021. As of December 31, 2022 and 2021, the contract liability related to the Company’s customer deposits approximated $238 and $434, respectively. The entire contract liability balance as of December 31, 2021 was recognized as revenue during the year ended December 31, 2022. The entire contract liability balance as of January 1, 2021 was recognized as revenue during the year ended December 31, 2021.

Disaggregation of Revenue:

The following table present our disaggregated revenues by distribution channel:

Sales	2022	2021
Retail	$43,344	$59,042
Distributor	9,102	10,733
Original equipment manufacture	33,805	8,225
Total	$86,251	$78,000

Shipping and Handling

Shipping and handling fees paid by customers are recorded within net sales, with the related expenses recorded in cost of sales. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses. Shipping and handling costs associated with outbound freight totaled $5,440 and $5,105 for the years ended December 31, 2022 and 2021, respectively.

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims and records a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation on December 31, 2022 and 2021 to be $328 and $0, respectively.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Concentrations

Receivables from three customers comprised approximately 18%, 10% and 10%, respectively, of accounts receivable as of December 31, 2022. Receivables from two customers comprised approximately 42% and 16%, respectively, of accounts receivable as of December 31, 2021. There are no other significant accounts receivable concentrations.

Revenue from one customer accounted for approximately 22% of the Company’s sales for year ended December 31, 2022. There were no significant revenue concentrations for the year ended December 31, 2021.

Payables to one vendor comprised approximately 61% of accounts payables as of December 31, 2022. There were no significant payable concentrations as of December 31, 2021.

For the year ended December 31, 2022, one vendor accounted for approximately 28% of the Company’s total purchases, respectively. For the year ended December 31, 2021, three vendors accounted for approximately 27%, 10% and 10% of the Company’s total purchases, respectively.

Deferred Financing Costs

The incremental cost, including the fair value of warrants, directly associated with obtaining debt financing is capitalized as deferred financing costs upon the issuance of the debt and amortized over the term of the related debt agreement using the effective-interest method with such amortized amounts included as a component of interest expense in the consolidated statement of operations. Unamortized deferred financing costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt obligation.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses include salaries, contractor and consultant fees, supplies and materials, as well as costs related to other overhead such as depreciation, facilities, utilities, and other departmental expenses. The costs we incur with respect to internally developed technology and engineering services are included in research and development expenses as incurred as they do not directly relate to acquisition or construction of materials, property or intangible assets that have alternative future uses.

Advertising

The Company expenses advertising costs as they are incurred and are included in selling and marketing expenses. Advertising expenses amounted to $2,334 and $1,690 for the years ended December 31, 2022 and 2021, respectively.

Stock-Based Compensation

The Company accounts for stock based compensation arrangements with employees and non employee consultants using a fair value method which requires the recognition of compensation expense for costs related to all stock based payments, including stock options (Note 14). The fair value method requires the Company to estimate the fair value of stock based payment awards to employees and non employees on the date of grant using an option pricing model. Stock based compensation costs are based on the fair value of the underlying option calculated using the Black Scholes option pricing model and recognized as expense on a straight line basis over the requisite service period, which is the vesting period. Restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. The Company measures equity based compensation awards granted to non employees at fair value as the awards vest and recognizes the resulting value as compensation expense at each financial reporting period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, expected dividend yield, expected term, risk free rate of return, and the estimated fair value of the underlying common stock. Due to the lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies have characteristics similar to the Company, including stage of product development and focus on the lithium ion battery industry. The Company uses the simplified method, which is the average of the final vesting tranche date and the contractual term, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company accounts for forfeitures as they occur.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Income Taxes

Deferred income tax assets and liabilities (Note 9) are determined based on the estimated future tax effects of net operating loss, credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates.

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has a liability of $128 and $0 as of December 31, 2022 and 2021, respectively, of uncertain tax positions.

The Company’s accounting policy is to include penalties and interest related to income taxes if any, in selling, general and administrative expenses. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net (Loss) Earnings per Common Share

Basic net (loss) earnings per share is calculated by dividing net (loss) earnings by the weighted-average number of common shares outstanding during the period. Diluted net (loss) earnings per share is calculated using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock.

The weighted-average number of common shares included in the computation of diluted net (loss) earnings gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and warrants.

Common stock equivalent shares are excluded from the computation of diluted net (loss) earnings per share if their effect is antidilutive. In periods in which the Company reports a net loss, diluted net loss per share is generally the same as basic net loss per share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

As the Merger has been accounted for as a reverse recapitalization, the consolidated financial statements of the merged entity reflect the continuation of the pre-merger Legacy Dragonfly financial statements; Dragonfly equity has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, CNTQ. As a result, net (loss) earnings per share was also retrospectively adjusted for periods ended prior to the Merger. See Note 3 - Reverse Capitalization for details and discussion of the retrospective adjustment of net loss per share.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company’s control over the use of that identified asset. The Company elected, as allowed under Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-02, Leases (“ASC 842”), to not recognize leases with a lease term of one year or less on its balance sheet. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets and current and non-current lease liabilities, as applicable.

Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s Chief Executive Officer to make decisions with respect to resource allocation and assessment of performance. To date, the Company has viewed its operations and manages its business as one operating segment.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 3 – REVERSE CAPITALIZATION

On October 7, 2022, Legacy Dragonfly consummated a merger with CNTQ. Legacy Dragonfly was deemed to be the accounting acquirer in the merger. The determination was primarily based on Legacy Dragonfly’s stockholders having a majority of the voting power in the combined Company, Legacy Dragonfly having the ability to appoint a majority of the Board of Directors of the Company, Legacy Dragonfly’s existing management team comprising the senior management of the combined Company, Legacy Dragonfly comprising the ongoing operations of the combined Company and the combined Company assumed the name “Dragonfly Energy Holdings Corp.”. Accordingly, for accounting purposes, the merger was treated as the equivalent of Legacy Dragonfly issuing stock for the net assets of CNTQ, accompanied by a recapitalization. The net assets of CNTQ are stated at historical cost, with no goodwill or other intangible assets recorded.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to October 7, 2022, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Dragonfly’s stockholders in connection with the merger. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Dragonfly’s outstanding convertible preferred stock and Legacy Dragonfly’s common stock prior to the merger have been retroactively restated as shares reflecting the exchange ratio of 1.182 established in the merger. Legacy Dragonfly’s convertible preferred stock previously classified as temporary equity was retroactively adjusted, converted into common stock and reclassified to permanent equity as a result of the reverse recapitalization.

Immediately before the closing of the merger, and prior to the PIPE Financing, and the funds remaining after such redemptions, totaling approximately $6,265, became available to finance transaction expenses and the future operations of New Dragonfly. In connection with the merger, CNTQ entered into agreements with new investors and existing Legacy Dragonfly investors to subscribe and purchase an aggregate of approximately 500,000 shares of CNTQ Class A common stock (the “PIPE Financing”).

The PIPE Financing was consummated on September 26, 2022 and resulted in gross proceeds of an additional approximately $5,017, prior to payment of the transaction costs. As part of the PIPE Financing, the Company entered an initial Term Loan for an aggregate principal amount of $75,000. The Company incurred debt issuance costs of $1,950 of original issuance discount and additional $2,081 of transaction costs that were allocated to the Term Loan, resulting in net cash proceeds of $70,969. In addition, $52,956 of Term Loan warrants based on their combined relative fair values was recorded as a debt discount resulting in initial carrying amount of debt of $18,013. Pursuant to the terms of the loan agreement, the Term Loan was advanced in one tranche on the closing date and the funds were used to refinance on the closing date prior indebtedness of $42,492 (including payment of make-whole interest related to early extinguishment of debt), (ii) to support the Transaction under the Merger Agreement, (iii) for working capital purposes and other corporate purposes, and (iv) to pay any fees associated with transactions contemplated under the Term Loan Agreement and the other loan documents entered into in connection therewith, including the transactions described in the foregoing clauses (i) and (ii) and fees and expenses related to the merger. The direct and incremental transaction costs of approximately $13,221 were allocated to all instruments assumed and issued in the merger on a relative fair value basis. As such, the Company allocated $2,081 to the Term Loan, $9,633 to equity instruments, which was expensed in general and administrative expenses as the offering costs exceeded the proceeds received, and $1,507 to the warrant liabilities assumed and warrant liabilities issued with the term debt, which was expensed within the general and administrative expenses within the statement of operations.

Additionally, pursuant to the terms of the merger, the Company assumed $18,072 of CNTQ accrued and unpaid transaction expenses, of which all were paid upon consummation of the merger. As detailed below, $10,197 of these costs were expensed as the amount exceeded the proceeds received and such costs were determined not be a return to investors.

Upon the closing of the merger, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 175,000,000 common shares, of which 170,000,000 were designated as common stock and 5,000,000 were designated as preferred stock, both having a par value of $0.0001 per share.

Upon the closing of the merger, holders of Legacy Dragonfly common stock and preferred stock received shares of common stock in an amount determined by application of the Exchange Ratio. For periods prior to the merger, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio. The consolidated assets, liabilities, and results of operations prior to the merger are those of Legacy Dragonfly.

The following table summarizes the elements of the merger allocated to the Consolidated Statements of Operations:

Amounts
Cash: CNTQ trust and PIPE Investors	$10,979
Cash: CNTQ	303
Gross Proceeds	11,282
Net liabilities assumed in merger transaction	(1,017)
Warrant liability assumed in merger	(1,990)
CNTQ note payable settlement at close	(400)
CNTQ transaction costs paid at close	(18,072)
Net deficit assumed in recapitalization	$(10,197)

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Number of Shares
Common stock, outstanding prior to merger	3,093,348
Less: Redemption of CNTQ shares	(2,016,912)
CNTQ Public Shares	1,076,436
CNTQ Sponsor Shares	3,162,500
Merger and PIPE financing shares	4,238,936
Legacy Dragonfly shares (1)(2)	38,576,650
Total shares of common stock immediately after the merger	42,815,586

(1)	-The number of Legacy Dragonfly shares was determined from the shares of Legacy Dragonfly outstanding immediately prior to the closing of the merger converted at the Exchange Ratio. All fractional shares were rounded down.

(2)	-The preferred shares of Legacy Dragonfly were exchanged on a 1 to 1 ratio to common stock and the shares were then exchanged for shares of Dragonfly Energy Holdings Corp. at the Exchange Ratio.

Warrants

As part of the reverse capitalization transaction, the Company issued public warrants, private placement warrants and Term Loan warrants. Refer to Note 12 for a further description of the warrants.

Earnout

The former holders of shares of Legacy Dragonfly common stock (including shares received as a result of the conversion of Legacy Dragonfly Preferred Stock into New Dragonfly Common Stock) are entitled to receive their pro rata share of up to 40,000,000 additional shares of common stock (the “Earnout Shares”). The Earnout Shares are issuable in three tranches. The first tranche of 15,000,000 shares is issuable if New Dragonfly’s 2023 total audited revenue is equal to or greater than $250,000 and New Dragonfly’s 2023 audited operating income is equal to or greater than $35,000. The second tranche of 12,500,000 shares is issuable upon achieving a volume-weighted average trading price threshold of at least $22.50 on or prior to December 31, 2026 and the third tranche of 12,500,000 is issuable upon achieving a volume-weighted average trading price threshold of at least $32.50 on or prior to December 31, 2028. To the extent not previously earned, the second tranche is issuable if the $32.50 price target is achieved by December 31, 2028.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company accounts for the Earnout Shares as either equity-classified or liability-classified instruments based on an assessment of the Earnout Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, as defined below. The Company has determined that the Earnout Shares are indexed to the Company’s common stock and are therefore not precluded from equity classification. Such accounting determination will be assessed at each financial statement reporting date to determine whether equity classification remains appropriate. If the Earnout Shares are later determined to be liability-classified instruments, the Company would recognize subsequent changes in the fair value of such Earnout Shares within earnings at each reporting period during the earnout period. The value of the Earnout Shares was prepared utilizing a Monte Carlo simulation model. The significant assumptions utilized in determining the fair value of Earnout Shares include the following: (1) a price for our common stock of approximately $14.00; (2) a risk-free rate of 4.24%; (3) projected revenue and EBITDA of $255,100 and $41,000, respectively; (4) expected volatility of future annual revenue and future annual EBITDA of 42.0% and 64.0% respectively; (5) discount rate of 4.24%; and (6) expected probability of change in control of 15.0%.

The accounting treatment of the Earnout Shares have been recognized at fair value upon the closing of the merger and classified in stockholders’ equity. Because the merger is accounted for as a reverse recapitalization, the recognition of the Earnout Shares has been treated as a deemed dividend and has been recorded within additional-paid-in-capital and has no net impact on additional paid-in capital.

Note 4 - FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for a similar asset or liability, either directly or indirectly.
●	Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2022 and 2021:

	As of December 31, 2022
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability-Term Loan	$30,841	$30,841	$-	$-	$30,841
Warrant liability-Private Placement Warrants	1,990	1,990	-	1,990	-
Total liabilities	$32,831	$32,831	$-	$1,990	$30,841

There were no assets or liabilities that were measured at fair value as of December 31, 2021.

The carrying amounts of accounts receivable and accounts payable are considered level 1 and approximate fair value as of December 31, 2022 and 2021 because of the relatively short maturity of these instruments.

The carrying value of the term loan and fixed rate senior notes as of December 31, 2022 and 2021, respectively, are considered level 2 and approximates their fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt.

NOTE 5 — INVENTORY

Inventory consists of the following:

	December 31, 2022	December 31, 2021
Raw material	$42,586	$22,885
Finished goods	7,260	4,242
Total inventory	$49,846	$27,127

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Litigation

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, governmental actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of the Company’s management, could reasonably be expected to have a material adverse effect on the Company’s business and financial condition.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Operating Leases

The Company has leases related to the main office, warehouse space, research and development lab, and engineering office, all located in Reno, Nevada. The leases require annual escalating monthly payments ranging from $60 to $74. In December of 2021, the Company entered into another lease for additional warehouse space located in Reno, Nevada that requires annual escalating monthly payments ranging from $47 to $55. On February 2, 2022, the Company entered into a 124-month lease agreement in Reno, Nevada. The lease calls for monthly base rent of $230, $23 of fixed operating expense costs, and estimated monthly property taxes of $21. The monthly base rent and fixed operating expense costs are subject to escalation of 3% and 2.4%, respectively, on an annual basis. The first payment is due upon substantial completion of construction of the building which is expected to be within 2 years from the effective date. As of December 31, 2022, the lease has not commenced as the Company does not have control over the asset.

The following table presents the breakout of the operating leases as of:

	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$4,513	$5,709
Short-term operating lease liabilities	1,188	1,082
Long-term operating lease liabilities	3,541	4,694
Total operating lease liabilities	$4,729	$5,776
Weighted average remaining lease term	3.6 years	4.6 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At December 31, 2022, the future minimum lease payments under these operating leases are as follows:

2023	$1,399
2024	1,435
2025	1,440
2026	893
Total lease payments	5,167
Less imputed interest	438
Total operating lease liabilities	$4,729

		December 31,	December 31,
Lease cost	Classification	2022	2021
Operating lease cost	Cost of goods sold	$1,476	$633
Operating lease cost	Research and development	95	103
Operating lease cost	General and administration	50	42
Operating lease cost	Selling and marketing	49	42
Total lease cost		$1,670	$820

All lease costs included in the schedule above are fixed.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Other Contingencies

See Note 10 for further discussion regarding contingent consideration arising from the April 2022 Asset Purchase agreement with Thomason Jones Company, LLC.

See Note 3 for further discussion regarding the earnout related to the reverse capitalization transaction.

NOTE 7 — LONG-TERM DEBT

Financing — Trust Indenture

On November 24, 2021, the Company entered into agreements to issue $45,000 in fixed rate senior notes (the “Series 2021-6 Notes”) pursuant to a Trust Indenture held by UMB Bank, as trustee and disbursing agent, and NewLight Capital, LLC as servicer (the “Servicer”). The trust and debt documents also required the entry into a Lender Collateral Residual Value Insurance Policy (the “Insurance Policy”), with UMB Bank as named insured for $45,000, and engagement of a placement agent, Tribe Capital Markets, LLC.

Upon closing date of the financing the Company received a wire for $35,474, which is comprised of the gross proceeds of $45,000 less $3,188 in deposits to certain reserve accounts (see subsection labeled Reserve Accounts below), and $6,338 in expenses withdrawn from the gross proceeds, which included $4,725 in prepaid policy premiums and related costs underlying the Insurance Policy (see subsection labelled Collateral below), a prepaid loan monitoring fee of $60 and $1,553 in debt issuance costs.

The obligation for the Series 2021-6 Notes underlying the Trust Indenture is $45,000 in principal on the date of the closing of the financing. The debt bears interest at 5.50% per annum accruing monthly on a 360 day basis. Late payments will be subject to a $50 late fee and default interest based on a rate 5 percentage points above the applicable interest immediately prior to such default. The Company was making interest only payments on the unpaid principal amount in arrears, commencing December 1, 2021 and ending on November 1, 2022 (for interest accruing from the Financing Closing Date through October 31, 2022). Beginning on December 1, 2022, the Company was obligated to repay the debt in twenty four equal installments of principal in the amount of $1,875, plus accrued interest on the unpaid principal amount. Any remaining obligations were due and payable on November 1, 2024 (the “Maturity Date”).

The obligations under the Trust Indenture will be deemed to be repaid or prepaid to the same extent, in the same amounts and at the same times, as the Series 2021-6 Notes are redeemed with funds provided except for payments made from the proceeds of the Insurance Policy (see subsection labelled Collateral below) as such funds must be reimbursed by the Company to the insurer.

During the year ended December 31, 2022, a total of $1,873 of interest expense was incurred under the debt. Amortization of the debt issuance costs amounted to $1,783 during the year ended December 31, 2022. In connection with the merger on October 7, 2022, the Company entered into a Term Loan, Guarantee and Security Agreement (see subsection labeled Term Loan Agreement below) and the outstanding principal balance for the Series 2021-6 Notes underlying the Trust Indenture was paid in full. A loss on extinguishment of $4,824 was recognized upon settlement. The net balance of $40,712 on the date of the merger consisted of $45,000 in principal less $4,288 in unamortized debt discount related to the debt issuance costs and Insurance Policy.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Reserve Accounts

Deposits into the reserve accounts consisted of the following items:

Payment Reserve Fund	$3,044
Capitalized Interest Fund	144
Total	$3,188

The Payment Reserve Fund is a debt service fund to be maintained by UMB Bank, and the initial deposit is equal to the maximum amount of monthly interest and principal debt service payment due on the Series 2021-6 notes, plus interest earned on special redemptions (see redemptions related to certain defaults on the debt). These funds may be utilized by UMB Bank to fund certain shortfalls and a special redemption, but otherwise such funds are released pro rata to the Company based on principal payments made by the Company on the Series 2021-6 Notes. Since this was a deposit account maintained by the trustee and restricted for release upon the occurrence of future events, this deposit was treated as restricted cash.

The Capitalized Interest Fund was created to hold the interest that accrued from the closing date until the first payment due on December 15, 2021. The initial deposit, therefore, was treated as prepaid interest. These funds were utilized to pay the interest incurred through that first payment date, therefore the balance as of December 31, 2021 was $3,088.

Both above funds, to the extent that they are deposited into interest bearing accounts, earn interest that UMB Bank will transfer into an Interest Earnings Fund, which funds will be held in escrow until the earlier of maturity or when the debt obligations are paid in full (assuming no events of default). There were no funds deposited into interest bearing accounts at December 31, 2022 or December 31, 2021.

In connection with the merger, the Company settled the Trust Indenture and the balance in the Payment Reserve Fund was offset against the proceeds.

Collateral

As collateral for payment of the debt and certain obligations related to performance under the Trust Indenture and related transaction documents, the Company and the guarantors granted to NewLight Capital, LLC, as representative and for the benefit of UMB Bank a continuing security interest in substantially all of the assets of the Company, including certain intellectual property assets.

Under the terms of the Trust Indenture, the Insurance Policy is required as additional collateral guaranteeing the payments under the debt by the Company. The Company determined this was not a direct incremental cost of the financing but rather a cost for maintaining the collateral, recognized under the guidance at ASC 860-30, Transfers and Servicing, Secured Borrowing and Collateral. The premium costs were recognized as a prepaid expense and were being amortized straight line over the term of the policy (three years, unless reduced due to default provisions). The secured party (i.e., UMB Bank, as trustee) would not have the right to sell or repledge either the intellectual property or the insurance collateral unless and until the Company defaulted and a claim was made. Upon settlement of the debt underlying the Trust Indenture, the collateral requirements for the Insurance Policy were eliminated.

Loan Monitoring Fees

The Company was to incur ongoing monitoring service by NewLight Capital, LLC for 24 months at $180 total expense. These services entail monitory of financial records and information related to collateral enforcement on an ongoing basis. The $60 prepayment funded on the date of closing was recognized as a prepaid expense and was being amortized on a straight line basis over the first 10 months of the agreement as the amount was paid in full in connection with the merger. The Company incurred $77 and $10 of monitoring fee expenses during the years ended December 31, 2022 and 2021, respectively.

In connection with the merger, prepayment on that date of $33 was expensed and included in debt extinguishment.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Financial Covenants – Trust Indenture

The Company was obligated to comply with certain covenants which included a minimum adjusted EBITDA, capital expenditure requirement and minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of December 31, 2021 and through October 7, 2022, the date of the settlement of the obligations underlying the Trust Indenture.

Term Loan Agreement

On October 7, 2022, in connection with the merger, CNTQ, Legacy Dragonfly and CCM Investments 5 LLC (“CCM 5”, and in connection with the Term Loan, the “Chardan Lender”), and EICF Agent LLC (“EIP” and, collectively with the Chardan Lender, the “Initial Term Loan Lenders”) entered into the Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”) setting forth the terms of a senior secured term loan facility in an aggregate principal amount of $75,000, or the Term Loan. The Chardan Lender backstopped its commitment under the Debt Commitment Letter by entering into a backstop commitment letter, dated as of May 20, 2022 (the “Backstop Commitment Letter”), with a certain third-party financing source (the “Backstop Lender” and collectively with EIP, the “Term Loan Lenders”), pursuant to which the Backstop Lender committed to purchase from the Chardan Lender the aggregate amount of the Term Loan held by the Chardan Lender (the “Backstopped Loans”) immediately following the issuance of the Term Loan on the Closing Date. Pursuant to an assignment agreement, the Backstopped Loans were assigned by CCM 5 to the Backstop Lender on the Closing Date.

Pursuant to the terms of the Term Loan Agreement, the Term Loan was advanced in one tranche on the Closing Date. The proceeds of the Term Loan were used (i) to refinance on the Closing Date prior indebtedness (including the obligations underlying the Trust Indenture), (ii) to support the Transaction under the Merger Agreement, (iii) for working capital purposes and other corporate purposes, and (iv) to pay any fees associated with transactions contemplated under the Term Loan Agreement and the other loan documents entered into in connection therewith, including the transactions described in the foregoing clauses (i) and (ii) and fees and expenses related to the business combination. The Term Loan amortizes in the amount of 5% per annum (or $937.5 on the first day of each calendar quarter) beginning 24 months after the Closing Date and matures on the fourth anniversary of the Closing Date (“Maturity Date”). The Term Loan accrues interest (i) until April 1, 2023, at a per annum rate equal to the adjusted Secured Overnight Financing Rate (“SOFR”) plus a margin equal to 13.5%, of which 7% will be payable in cash and 6.5% will be paid in-kind, (ii) thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company, which will be paid-in-kind and (iii) at all times thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5% payable in cash, depending on the senior leverage ratio of the consolidated company. In each of the foregoing cases, adjusted SOFR will be no less than 1%.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

In addition to optional prepayments by the Company upon written notice, the Term Loan Agreement provides for mandatory prepayments upon receipt of proceeds from certain transactions or casualty events. Beginning on the date the financial statements for the year ended December 31, 2023 are required to be delivered to the Term Loan Lenders, the Company will be required to prepay the Term Loan based on excess cash flow, as defined in the agreement.

In connection with the entry into the Term Loan Agreement, and as a required term and condition thereof, the Company issued (i) the penny warrants to the Term Loan Lenders exercisable to purchase an aggregate of 2,593,056 and (ii) the $10 warrants to issue warrants to the Term Loan Lenders exercisable to purchase an aggregate of 1,600,000 shares of common stock at $10 per share. Refer to Note 12 for further information.

Unless the obligations under the Term Loan are accelerated under the terms of the agreement, the maturity date will be October 7, 2026.

The Term Loan Lenders have been granted a first priority lien, and security interest in, the mortgaged properties underlying the Company’s mortgages.

During the year ended December 31, 2022, a total of $3,195 of interest expense was incurred under the debt. Amortization of the debt issuance costs amounted to $38 during the year ended December 31, 2022. The carrying balance of $19,242 on December 31, 2022 consisted of $75,000 in principal, plus $1,192 PIK interest, less $56,950 in unamortized debt discount related to the debt issuance costs.

Financial Covenants – Term Loan

Maximum Senior Leverage Ratio

The senior leverage ratio is the ratio of (a) consolidated indebtedness, as defined, on such date minus 100% of the unrestricted cash and cash equivalents held (subject to adjustment) to (b) Consolidated EBITDA for the trailing twelve (12) fiscal month period most recently ended. If liquidity, as defined, for any fiscal quarter is less than $17,500, the senior leverage ratio shall not be permitted, as of the last day of any fiscal quarter ending during any period set forth below, to exceed the ratio set forth opposite such period in the table below:

Test Period Ending	Leverage Ratio
December 31, 2022 – March 31, 2023	6.75 to 1.00
June 30, 2023 – September 30, 2023	6.00 to 1.00
December 31, 2023 – March 31, 2024	5.00 to 1.00
June 30, 2024 – September 30, 2024	4.00 to 1.00
December 31, 2024 – March 31, 2025	3.25 to 1.00
June 30, 2025 and thereafter	3.00 to 1.00

Liquidity

The Company shall not permit their liquidity (determined on a consolidated basis) to be less than $10,000 as of the last day of each fiscal month (commencing with month ending December 31, 2022).

Fixed Charge Coverage Ratio

The fixed charge coverage ratio is the ratio of consolidated EBITDA (less capital expenditures and certain other adjustments) to consolidated fixed charges, as defined in the agreement. If liquidity is less than $15,000 as of the last day of any fiscal quarter (commencing with the quarter ending December 31, 2022), then the Company shall not permit the fixed charge coverage ratio for the trailing four quarterly periods ending on the last day of any such quarter to be less than 1.15 : 1.00.

Capital Expenditures

If consolidated EBITDA for the trailing twelve-month period ending on the most recently completed fiscal quarter is less than $15,000, then the level of capital expenditures is limited.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Long-Term Debt Maturities

At December 31, 2022, the future debt maturities are as follows:

For the Years Ending December 31,	Future Debt Maturities
2023	$-
2024	938
2025	3,750
2026	91,809
Total	96,497
Less: Estimated interest paid-in-kind	(20,305)
Total debt	76,192
Less: Unamortized debt issuance costs, non-current	(56,950)
Total carrying amount	19,242
Less: current portion of debt	(19,242)
Total long-term debt	$-

On March 29, 2023, the Company obtained a waiver from the Administrative Agent and the Term Loan Lenders of its failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023. The Company concluded it is probable it will not comply with future financial covenants. As a result, the Company classified the entire Term Loan balance in current liabilities on the balance sheet as of December 31, 2022.

Note 8 - REVOLVING NOTE AGREEMENT

On October 6, 2021, the Company entered into a revolving note agreement with a lender to borrow up to $8,000. The borrowing amount is limited and based on the lesser of maximum principal amount of $8,000 and the sum equal to 80% of eligible accounts receivable and 50% of eligible inventory. Interest on each advance shall accrue at the prime rate announced by US Bank from time to time, as and when such rate changes. The revolving credit amount is collateralized by all assets of the Company. The Company drew an initial amount of $5,000 under the facility, which it subsequently re-paid and the revolving note was terminated as a closing condition of the 2021-6 Notes.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 9 - INCOME TAXES

The income tax expense consists of the following items:

	2022	2021
Current	$(257)	$1,489
Deferred	(452)	122
Total tax expense	$(709)	$1,611

Components of deferred tax assets (liabilities) are as follows:

	2022	2021
Deferred tax assets:
Lease liability	$1,071	$1,221
Stock based compensation	139	35
Accrued expenses	506	-
Allowance for bad debt	75	59
Research and development credit	200	-
Fixed assets and intangibles	25	-
Interest expense	1,595	-
Prepaid expenses	960	-
Net Operating Loss	3,727	-
Inventory (Sec. 263A)	62	45
Deferred tax asset	$8,360	$1,360

Deferred tax liabilities:
Right of Use Asset	$1,036	$1,207
Fixed assets and intangibles	-	606
Deferred tax liability	$1,036	$1,813
Net deferred tax asset (liability)	$7,324	$(453)
Valuation Allowance	(7,324)	-
Net deferred tax asset	$-	$(453)

Reconciliation between the effective tax rate on income from continuing operations and the statutory rate for the years ended December 31, 2022 and 2021, are as follows:

	2022		2021
	Tax	Percentage	Tax	Percentage
Book income (loss) before taxes	$(8,459)	21.00%	$1,249	21.00%
Permanent differences (transaction costs)	2,185	(5.42)%	-	-
Permanent differences (warrants)	(1,144)	2.84%	-	-
Permanent differences (other -other than tax)	458	(1.14)%	188	3.16%
State taxes, net	(722)	1.79%	128	2.15%
Deferred true-up	(288)	0.71%	56	0.94%
Research and development credits	(200)	0.50%
Uncertain tax positions	128	(0.32)%	(19)	(0.32)%
Other	9	(0.02)%	9	0.15%
Change in valuation allowance	7,324	(18.18)%	-	-
Total	$(709)		$1,611
Effective tax rate		1.76%		27.08%

The tax returns of the Company are open for three years form the date of filing. At the report date, the statute of limitations for federal and state tax returns are open for the Company for 2019, 2020 and 2021.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not yet evaluated if section 382 was triggered.

Subject to the limitations described below, as of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $16,140, available to reduce future taxable income which do not expire, but are limited to 80% utilization against taxable income. As of December 31, 2022, the Company had state net operating loss carryforwards of approximately $6,747, available to reduce future taxable income, which start to expire in 2037. The Company also had research and development credits of $200 as of December 31, 2022 to offset future federal income taxes, which are set to expire in 2042.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of December 31, 2022. The valuation allowance as of December 31, 2022 was $7,324, primarily due to the company entering into a 3 year cumulative loss position and no expectation of income for the year ended December 31, 2023.

As part of the Tax Cuts and Jobs Act that was enacted in December of 2017, taxpayers are required to capitalize research and development expenses and amortize them over five years if the expense is incurred in the US and over fifteen years if incurred in a foreign jurisdiction. The effective date for that provision is for tax years beginning on or after January 1, 2022. The new capitalization requirement increased deferred tax assets related to research and development expenses and decreased taxable loss in the current year, both of which were offset by a full valuation allowance.

The roll-forward of the Company’s gross uncertain tax positions is as follows:

Gross Uncertain Tax Position
Balance January 1, 2021	$19
Additions for current year tax positions	-
Reductions for prior year tax positions	(19)
Balance- December 31, 2021	-
Additions for current year tax positions	128
Balance- December 31, 2022	$128

The Company’s total uncertain tax positions increased during the year ended December 31, 2022 as a result of a reserve established on federal research and development credits generated in the current year. None of the uncertain tax positions that, if realized, would affect the Company’s effective tax rate in future periods due to a valuation allowance provided against the Company’s net deferred tax assets.

Note 10 – ASSET PURCHASE AGREEMENT

Bourns Productions, Inc.

On January 1, 2022, the Company entered into an asset purchase agreement (the “APA”) with Bourns Productions, Inc., a Nevada corporation (“Bourns Productions”), pursuant to which the Company acquired machinery, equipment and a lease for a podcast studio from Bourns Production Productions as set forth in the APA for a purchase price of $197 which approximated fair market value.

Thomason Jones Company, LLC

In April 2022, the Company entered into an Asset Purchase Agreement with William Thomason, Richard Jones, and Thomason Jones Company, LLC (“Thomason Jones”), whereby the Company acquired inventory and intellectual property assets for $444 cash plus contingent payments of $1,000 each to William Thomason and Richard Jones (the “Earn Out”). The Company determined the contingent consideration to be recognized as contingent compensation to Mr. Thomason and Mr. Jones. The entire purchase price of $444 was allocated to inventory.

Contingent Compensation

If, within twenty-four months of the Agreement the Company realizes $3,000 in gross sales of product either (a) sold under the Wakespeed brand and/or (b) which incorporates any portion of Purchased IP as listed within the agreement, then the Company will pay to Thomason Jones each the amount of $1,000 as soon as reasonably practicable. This payment may be made in cash or common stock, in the sole discretion of the Company. As a result, the Company determined that a liability should be recorded ratably over the 24 month period. The Company recognized expenses in the fourth quarter related to the contingent payment as no accrual was recorded from the date of the agreement through September 30, 2022. The Company recognized immediate compensation expense within sales and marketing of $417 on October 1, 2022 for amounts that should have been accrued for during the period April 2022 through September 2022. In October 2022, the Company determined the sales goals will most likely be achieved within 18 months. As a result, the Company changed its estimate prospectively and accelerated the accrual as if the sales goals would be achieved within an 18 month period from the date of acquisition. As a result, the Company recorded a cumulative accrual in the amount of $782 as of December 31, 2022.

Note 11 - RELATED PARTY

The Company loaned its Chief Financial Officer $469 to repay amounts owed by him to his former employer and entered into a related Promissory Note with a maturity date of March 1, 2026. The loan was forgiven in full in March of 2022 and was recorded within general and administrative expense.

On October 25, 2022, the Company entered into a separation and release of claims agreement with its Chief Operating Officer (“COO”). As consideration for the COO’s execution of the agreement, the Company agreed to pay the employee a lump sum payment of $100 which is included in general and administrative expenses in the statements of operations, payments equivalent to $1,000 divided into 24 monthly payments commencing on December 1, 2022, and all outstanding equity-based compensation awards to become fully vested and exercisable. The COO shall have 12 months from the termination date to exercise outstanding options.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 12 - WARRANTS

In connection with the merger discussed in Note 3, the Company assumed the outstanding public and private placement warrants of CNTQ.

Refer to Note 7 for further description of the warrants issued in connection with the Term Loan.

Common Stock Warrants classified as Equity

Public Warrants

Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $16.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 9,487,500 Public Warrants issued and outstanding. The Public Warrants are not precluded from equity classification, and are accounted for as such on the date of issuance, and each balance sheet date thereafter. There was no activity of public warrants from the closing date through December 31, 2022.

The measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker DFLIW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date.

Common Stock Warrants classified as Liability

Private Placement Warrants

The Private Placement Warrants may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holders option and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement). The Private Warrants may not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of, the Private Warrants (or any securities underlying the Private Warrants) for a period of one hundred eighty (180) days following the effective date of the Registration Statement to anyone other than any member participating in the Public Offering and the officers or partners thereof, if all securities so transferred remain subject to the lock-up restriction for the remainder of the time period. On the Closing Date and as of December 31, 2022, there were 4,627,858 Private Warrants issued and outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

Warrant Class	Shares	Inception Date Fair Value	Initial Recognition Date	Exercise Price	Expiration Date
Private Placement Warrants	4,627,858	$1,990	10/7/2022	$11.5	8/11/2026

The private placement warrants are classified as Level 2 as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially similar terms as the Public Warrants (with the exception of a different remaining life). We determined, through use of a Binomial Lattice model, that the fair value of each Private Placement Warrant less a discount for the difference in remaining life is equivalent to that of each Public Warrant.

Term Loan Warrants

In connection with the entry into the Term Loan Agreement, and as a required term and condition thereof, the Company issued (i) the penny warrants to the Term Loan Lenders exercisable to purchase an aggregate of 2,593,056 shares (the “Penny Warrants”) and (ii) the $10 warrants to issue warrants to the Term Loan Lenders exercisable to purchase an aggregate of 1,600,000 shares of common stock at $10 per share (the “$10 Warrants” and, together with the Penny Warrants, the “ Term Loan Warrants”). The $10 Warrants were exercised on a cashless basis on October 10, 2022, with the Company agreeing to issue 457,142 shares of common stock in connection with such exercise. The Company concluded the warrants are not considered indexed to the Company’s stock and to be accounted for as liabilities under ASC 815. As such, the estimated fair value is recognized as a liability each reporting period, with changes in the fair value recognized within income each period.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Penny Warrants:

	Initial Measurement	As of December 31, 2022
Common stock price	$14.00	$11.09
Exercise price	$0.01	$0.01
Dividend yield	0%	0%
Term	10	9.77
Volatility	94.00%	90.00%
Risk-free rate	3.90%	3.90%
Fair value	$13.99	$11.89

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table provides the significant inputs to the Black-Scholes method for the fair value of the $10 Warrants:

Initial Measurement
Common stock price	$14.00
Exercise price	$10.00
Dividend yield	0%
Term	10
Volatility	85.00%
Risk-free rate	4.10%
Fair value	$10.42

The following tables presents a roll-forward of the Company’s warrants from January 1, 2022 to December 31, 2022:

Private Warrants:

Common Stock Warrants
**Warrants Outstanding, January 1, 2022	-
Assumed in the merger	4,627,858
Exercised subsequent to the merger	-
Warrants Outstanding, December 31, 2022	4,627,858

**There were no warrants issued, exercised and outstanding prior to January 1, 2022.

Public Warrants:

Common Stock Warrants
**Warrants Outstanding, January 1, 2022	-
Assumed in the merger	9,487,500
Exercised subsequent to the merger	-
Warrants Outstanding, December 31, 2022	9,487,500

**There were no warrants issued, exercised and outstanding prior to January 1, 2022.

Term Loan Warrants:

Common Stock Warrants
**Warrants Outstanding, January 1, 2022	-
Issued in conjunction with merger	4,193,056
Exercised subsequent to the merger	(1,600,000)
Warrants Outstanding, December 31, 2022	2,593,056

**	There were no warrants issued, exercised and outstanding prior to January 1, 2022.

The following table presents a roll-forward of the aggregate fair values of the Company’s warrant liabilities for which fair value is determined by Level 3 Inputs. The only class of warrants that were determined to be Level 3 are the term loan warrants.

Warrant Liability
Balances, January 1, 2022**	$-
Issuance of warrants	52,956
Exercise of warrants	(16,669)
Change in fair value of warrants	(5,446)
Balances, December 31, 2022	$30,841

**	There were no warrants issued, exercised and outstanding prior to January 1, 2022.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 13 - COMMON STOCK

The Company is authorized to issue up to 170,000,000 shares of common stock with $0.0001 par value. Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the rights of the preferred stockholders. As of December 31, 2022 and 2021, there were 43,272,728 and 36,496,998 shares issued and outstanding retroactively adjusted and no dividends on common stock had been declared by the Company.

On June 12, 2022, Dragonfly entered into a Stock Purchase Agreement with THOR Industries, whereby THOR purchased shares of Dragonfly common stock for $15,000 in cash. The Stock Purchase agreement was issued in connection with a binding agreement among the parties whereby the parties would use commercially reasonable efforts to enter into a mutually agreed distribution and joint development agreement. The final terms of the agreement have not yet been determined.

As of December 31, 2022 and 2021, the Company had reserved shares of common stock for issuance as follows:

	December 31, 2022	December 31, 2021
Options issued and outstanding	3,642,958	3,690,955
Common stock outstanding	43,272,728	36,496,998
Warrants outstanding	16,708,414	-
Earnout shares	40,000,000	-
Shares available for future issuance [1]	4,924,914	12,207
Total	108,549,014	40,200,160

(1)	Refer to Stock Incentive Plan amendment at Note 14

ChEF Equity Facility

The Company and CCM LLC entered into a purchase agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “ChEF RRA”) in connection with the merger. Pursuant to the Purchase Agreement, the Company has the right to sell to CCM LLC an amount of shares of common stock, up to a maximum aggregate purchase price of $150,000, from time to time, pursuant to the terms of the Purchase Agreement.

Pursuant to, on the terms of, and subject to the satisfaction of the conditions in the Purchase Agreement, including the filing and effectiveness of a registration statement registering the resale by CCM LLC of the shares of common stock issued to it under the Purchase Agreement, the Company will have the right from time to time at its option to direct CCM LLC to purchase up to a specified maximum amount of shares of common stock, up to a maximum aggregate purchase price of $150,000, over the term of the equity facility (“ChEF Equity Facility”).

Under the terms of the Purchase Agreement, CCM LLC will not be obligated to (but may, at its option, choose to) purchase shares of common stock to the extent the number of shares to be purchased would exceed the lowest of the number of shares of common stock (i) which would result in beneficial ownership (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder) by CCM LLC, together with its affiliates, of more than 9.9%, (ii) which would cause the aggregate purchase price on the applicable VWAP Purchase Date (as defined in the Purchase Agreement) for such purchases to exceed $3,000 and (iii) equal to 20% of the total number of shares of common stock that would count towards VWAP on the applicable Purchase Date of such purchase.

The net proceeds from any sales under the Purchase Agreement will depend on the frequency with, and prices at, which shares of common stock are sold to CCM LLC. To the extent the Company sells shares of common stock under the Purchase Agreement, it currently plans to use any proceeds therefrom for working capital and other general corporate purposes.

In addition, pursuant to the ChEF RRA, the Company has agreed to provide CCM LLC with certain registration rights with respect to the shares of common stock issued subject to the Purchase Agreement.

The Purchase Agreement will automatically terminate on the earliest to occur of (i) the 36-month anniversary of the later of (x) the closing of the merger and (y) effective date of the Initial Registration Statement (as defined in the Purchase Agreement), (ii) the date on which CCM LLC shall have purchased 150,000,000 of shares of common stock pursuant to the Purchase Agreement, (iii) the date on which common stock shall have failed to be listed or quoted on Nasdaq or any successor principal market and (iv) the commencement of certain bankruptcy proceedings or similar transactions with respect to the Company or all or substantially all of its property.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 14 - STOCK-BASED COMPENSATION

On August 12, 2019, the Board of Directors approved the 2019 Stock Incentive Plan (the “2019 Plan”) with a term of ten years. The Plan was administered by the Board of Directors, which was authorized to grant, at its discretion, awards to employees, directors, and consultants. The maximum number of common shares that were reserved for grants of awards under the Plan was 3,000,000 shares. The Plan provided for the grant of stock options (both incentive stock options and nonqualified stock options), and the grants and sale of restricted stock units (“RSUs”). Shares issued under this Plan may be drawn from authorized and unissued shares, or shares reacquired by the Company.

In July of 2021, the Board of Directors approved the 2021 Stock Incentive Plan (the “2021 Plan” and, together with the 2019 Plan, the “Prior Plans”) with a term of ten years. The Plan was administered by the Board of Directors, which was authorized to grant, at its discretion, awards to employees, directors, and consultants. The maximum number of common shares reserved for grants of awards under the Plan was 1,000,000 shares which was amended and increased to 2,000,000 in May of 2022. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), and the grants and sale of RSUs. Shares issued under this Plan may be drawn from authorized and unissued shares, or shares reacquired by the Company.

In connection with the merger, shareholders and board members approved the 2022 Equity Incentive Plan (the “2022 Plan”). A total of 2,785,950 shares of common stock was initially reserved for issuance under the 2022 Plan, with the potential for additional shares to be issued under the plan. The 2022 Plan replaced the Prior Plans, which the Company assumed in the merger. Following the Closing, no additional awards will be granted under the Prior Plans, although all stock awards granted under the Prior Plans that are outstanding immediately prior to the Closing will be assumed by the Company and continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the applicable Prior Plan.

If an incentive award granted under the 2022 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the 2022 Plan. The number of shares subject to the 2022 Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction.

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which is designed to allow eligible employees and the eligible employees of our participating subsidiaries to purchase shares of our common stock, at semi-annual intervals, with their accumulated payroll deductions. A total of 2,464,400 shares of the Company’s common stock will initially be available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year by an amount equal to lesser of (1) 1% of the total number of outstanding shares of our common stock on December 31 in the prior year, (2) 1,500,000 shares, or (3) such number as determined by the Company’s board of directors.

A summary of the Company’s option activity and related information follows:

	Number of Options(1)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic value
Balances, January 1, 2021	3,029,791	$0.45	$0.72	7.92	$651
Options granted	2,069,309	3.41	2.03		3,551
Options forfeited	(421,094)	1.44	1.82		-
Options exercised	(987,051)	0.51	0.53		442
Balances, December 31, 2021	3,690,955	$1.98	$1.38	8.52	$6,550

Balances, January 1, 2022	3,690,955	$1.98	$1.38	8.52	$6,550
Options granted	572,428	3.46	1.57		-
Options forfeited	(39,074)	3.13	1.73		-
Options exercised	(581,351)	1.16	0.89		-
Balances, December 31, 2022	3,642,958	$2.02	$1.21	7.90	$35,898

At December 31, 2022
Vested and Exercisable	1,646,304	$1.48		7.13	$17,114
Vested and expected to vest	3,642,958	$2.02		7.90	$35,898

(1)	Number of options and weighted average exercise price has been adjusted to reflect the exchange of Legacy Dragonfly’s stock options for New Dragonfly stock options at an exchange ratio of approximately 1.182 as a result of the merger. See Note 3 for further information.

Share-based compensation expense for options and RSUs totaling $2,467 and $734 was recognized in the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. Of the $2,467 of share-based compensation incurred during the year ended December 31, 2022, $155 is allocated to cost of goods sold, $149 to research and development, $654 to selling and marketing, and $1,509 to general and administrative expenses. Of the $734 of share-based compensation incurred during the year ended December 31, 2021, $252 is allocated to cost of goods sold, $95 to research and development, $156 to selling and marketing, and $231 to general and administrative expenses.

As of December 31, 2022, there were 4,924,914 shares of unissued authorized and available for future awards under the plans.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The valuation methodology used to determine the fair value of the options issued during the year was the Black Scholes option pricing model. The Black Scholes model requires the use of a number of assumptions including volatility of the stock price, the fair value of the underlying stock, the average risk free interest rate, and the weighted average expected life of the options. The expected term was estimated using the simplified method due to lack of sufficient history of option exercises.

	2022	2021
Weighted average fair value of options granted	$1.57	$2.05
Risk-free interest rate	2.71%	1.08%
Volatility	45.0%	52.6%
Expected life (years)	5.68	6.02
Dividend yield	0.00%	0.00%

Restricted Stock Units

On October 7, 2022, the Company granted 180,000 restricted stock units under the 2022 plan which vest one year from the grant date. The fair value of the restricted stock units on the date of grant was $2,520, which is recognized as compensation expense over the requisite service period based on the value of the underlying shares on the date of grant.

There were no grants of restricted stock units prior to October 7, 2022. The following table presents the restricted stock units activity for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Fair Market Value
Unvested shares, December 31, 2021	-	-
Granted and unvested	180,000	$14.00
Vested	-	-
Forfeited/Cancelled	-	-
Unvested shares, December 31, 2022	180,000	$14.00
Vested as of December 31, 2022	-	$-

Note 15 - REDEEMABLE PREFERRED STOCK RIGHTS

In connection with the merger, Legacy Redeemable Convertible Preferred Stock previously classified as temporary equity was retroactively adjusted, converted into common stock at an exchange ratio of approximately 1.182, and reclassified to permanent equity as a result of the reverse recapitalization. As of December 31, 2022, there was no Legacy Redeemable Convertible Preferred Stock authorized, issued or outstanding.

The following describes the rights and preferences of the Legacy Dragonfly Redeemable Convertible Preferred Stock prior to the conversion in the merger:

Dividends

The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on shares of common stock payable in shares of common stock) unless the holders of Series A Preferred Stock then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A preferred stock in an amount as set forth in the amended and restated certificate of incorporation. No dividends have been declared to date.

Voting Rights

The holders of Preferred Stock are entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each preferred stockholder is entitled to the number of votes equal to the number of shares of common stock into which each preferred share is convertible at the time of such vote.

The holders of record of the shares of Series A Preferred Stock, exclusively and as a separate class, shall be entitled to elect one director of the Company (the “Series A Director”). The Series A Director shall be given two votes on any action requiring the vote or approval of the Board of Directors.

The holders of record of the shares of common stock, exclusively and as a separate class, shall be entitled to elect two directors of the Company, the “Common Stock Director A” and the “Common Stock Director B”). The Common Stock Director A shall be given three votes on any action requiring the vote or approval of the Board of Directors and the Common Stock Director B shall be given one vote on any action requiring the vote or approval of the Board of Directors. Any director elected as provided above may be removed without caused by, and only by, the affirmative vote of the holders of the shares of the class or series of capital stock entitled to elect such director or directors, given either at a special meeting of such stockholders duly called for that purpose or pursuant to a written consent of stockholders.

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Liquidation, Dissolution or Winding Up; Certain Mergers, Consolidations and Assets Sales

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event, as defined, the holders of shares of Series A Preferred Stock then outstanding (the “Series A shareholders”) shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders prior to payment to common shareholders, an amount per share equal to the greater of (i) the Series A Original Issue Price, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series A preferred Stock been converted into common stock immediately prior to such liquidation event. If upon the occurrence of such liquidation event, if the assets of the Company available for distribution to its stockholders are insufficient to pay the Series A shareholders the full amount to which they shall be entitled, the Series A shareholders will be entitled to a pro rata distribution of assets in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. Upon the occurrence of such liquidation event, and after the payment of all preferential amounts required to be paid to the Series A holders, the remaining assets of the Company available for distribution to its stockholders shall be distributed among the holders of shares of common stock, pro rata based on the number of shares held by each such holder.

Redemption

The preferred shares are subject to mandatory redemption based on the occurrence of certain “deemed liquidation events” as defined which include a merger or consolidation or the sale, exchange, lease, transfer, exclusive license, or other disposition by the Company of all or substantially all of the Company’s assets. If the Company does not affect a dissolution of the Company under Nevada Law within ninety days after a deemed liquidation event, then the Company is required to send written notice to each holder of Series A Preferred Stock no later than the ninetieth day after the deemed liquidation event advising such holders of their right to require the redemption of such shares of Preferred Stock. Dissolution of the Company under Nevada Law with ninety days after a deemed liquidation event is not within the control of the Company. As such the Preferred Stock is precluded from permanent equity classification and has been presented as mezzanine equity.

Conversion Rights

Each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of common stock as is determined by dividing the Series A Original Issue Price by the Series A Conversion Price of $0.20. Such initial conversion price may be converted into common stock, subject to certain adjustments.

Mandatory Conversion

Upon either (a) the closing of the sale of shares of common stock at a price of at least $1.00 per share, in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $25,000 of gross proceeds to the Company or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of more than 50% of the then outstanding shares of Series A Preferred Stock, then (i) all outstanding shares of Series A Preferred Stock shall automatically be converted into shares of common stock, at the then effective conversion rate and (ii) such shares may not be reissued by the Company.

Note 16 - EARNINGS (LOSS) PER SHARE

Earnings (Loss) per Common Share

The following table sets forth the information needed to compute basic and diluted (loss) earnings per share for the years ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Basic (Loss) Earnings per common share:
Net (Loss) Income available to common shareholders	$(39,571)	$4,338
Weighted average number of common shares-basic	38,565,307	35,579,137
(Loss) Earnings per share, basic	$(1.03)	$0.12

Diluted (Loss) earnings per common share:
Net (Loss) Income available to common shareholders	$(39,571)	$4,338
Weighted average number of common shares-basic	38,565,307	35,579,137
Dilutive effect related to stock options	-	2,163,200
Weighted average diluted shares outstanding	38,565,307	37,742,337
(Loss) Earnings per share, diluted	$(1.03)	$0.11

DRAGONFLY ENERGY HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share net (loss) income per share because their effect was anti-dilutive:

	December 31, 2022	December 31, 2021
Warrants	16,708,414	-
Restricted stock units	180,000	-
Options	3,642,958	-
Weighted average number of common shares-basic	20,531,372	-

NOTE 17 – SUBSEQUENT EVENTS

On March 5, 2023, the Company entered into a convertible promissory note with a board member in the amount of $1,000, or the Principal Amount. Upon execution of the Note and funding of the original principal sum, a payment of $100, or the Loan Fee, was fully earned as of the date of the note and was due and payable in full in cash on April 4, 2023. The Company paid the Principal Amount and the Loan Fee on April 1, 2023 and April 4, 2023, respectively.

On March 29, 2023, the Company obtained a waiver from the Administrative Agent and the Term Loan Lenders of its failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023.

On March 31, 2023, the Company changed its state of incorporation from the State of Delaware to the State of Nevada (the “Reincorporation”) pursuant to a plan of conversion dated March 30, 2023 (the “Plan of Conversion”). Pursuant to the Plan of Conversion, the issued and outstanding shares of common stock of the Company were automatically converted into common stock of the reincorporated company at the effective time of the Reincorporation.

Under the terms of the Purchase Agreement described in Note 13 the Company issued 98,500 shares pursuant to the Purchase Agreement with CCM LLC for aggregate net proceeds to the Company of $671 through April 17, 2023.

