Form 10-Q
period 2023-03-31
Dragonfly Energy Holdings Corp.
filed 2023-05-15
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40730

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

As of May 10, 2023, there were 45,885,513 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of
	March 31, 2023	December 31, 2022

Current Assets
Cash	$15,791	$17,781
Accounts receivable, net of allowance for doubtful accounts	2,969	1,444
Inventory	51,812	49,846
Prepaid expenses	1,820	1,624
Prepaid inventory	1,703	2,002
Prepaid income tax	525	525
Other current assets	396	267
Total Current Assets	75,016	73,489
Property and Equipment
Machinery and equipment	11,147	10,214
Office furniture and equipment	275	275
Leasehold improvements	1,717	1,709
Vehicle	33	195
Total	13,172	12,393
Less accumulated depreciation and amortization	(1,884)	(1,633)
Property and Equipment, Net	11,288	10,760
Operating lease right of use asset	4,205	4,513
Total Assets	$90,509	$88,762
Current Liabilities

Accounts payable	18,824	13,475
Accrued payroll and other liabilities	8,199	6,295
Customer deposits	418	238
Uncertain tax position liability	128	128
Notes payable, net of deferred financing fees	20,699	19,242
Notes payable, related party	1,000	-
Operating lease liability, current portion	1,215	1,188
Total Current Liabilities	50,483	40,566
Long-Term Liabilities
Warrant liabilities	4,141	32,831
Accrued expenses-long term	361	492
Operating lease liability, net of current portion	3,209	3,541
Total Long-Term Liabilities	7,711	36,864
Total Liabilities	58,194	77,430
Commitments and Contingencies (See Note 5)
Equity
Common stock, 170,000,000 shares at $0.0001 par value, authorized, 45,795,502 and 43,272,728 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	5	4
Preferred stock, 5,000,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Additional paid in capital	54,551	38,461
Retained deficit	(22,241)	(27,133)
Total Equity	32,315	11,332
Total Liabilities and Shareholders’ Equity	$90,509	$88,762

The accompanying notes are an integral part of these condensed and consolidated financial statements.

DRAGONFLY eNERGY hOLDINGS CORP.

Unaudited Condensed Interim Consolidated Statements of Operations

For the Three Months Ended March 31, 2023 and 2022

(in thousands, except share and per share data)

	2023	2022

Net Sales	$18,791	$18,303

Cost of Goods Sold	14,048	12,808

Gross Profit	4,743	5,495

Operating Expenses
Research and development	880	339
General and administrative	9,495	3,626
Selling and marketing	4,184	3,092

Total Operating Expenses	14,559	7,057

Loss From Operations	(9,816)	(1,562)

Other Income (Expense)
Interest expense	(3,815)	(1,263)
Change in fair market value of warrant liability	18,523	-
Total Other Income (Expense)	14,708	(1,263)

Income (Loss) Before Taxes	4,892	(2,825)

Income Tax (Benefit) Expense	-	(527)

Net Income (Loss)	$4,892	$(2,298)

Income (Loss) Per Share- Basic	$0.11	$(0.06)
Income (Loss) Per Share- Diluted	$0.10	$(0.06)
Weighted Average Number of Shares- Basic	45,104,515	36,542,944
Weighted Average Number of Shares- Diluted	48,455,996	36,542,944

The accompanying notes are an integral part of these condensed and consolidated financial statements.

dRAGONFLY eNERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(in thousands, except share data)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance -January 1, 2022	10,000,000	$2,000	20,875,475	$4	$1,619	$12,438	$14,061

Retroactive application of recapitalization	(10,000,000)	(2,000)	15,621,523	-	2,000	-	2,000
Adjusted balance, beginning of period	-	-	36,496,998	4	3,619	12,438	16,061
Net loss	-	-	-	-	-	(2,298)	(2,298)
Stock compensation expense	-	-	-	-	288	-	288
Exercise of stock options	-	-	100,374	-	113	-	113

Balance - March 31, 2022	-	$-	36,597,372	4	4,020	10,140	14,164

Balance -January 1, 2023	-	-	43,272,728	4	38,461	(27,133)	11,332

Net income	-	-	-	-	-	4,892	4,892
Common stock issued in public offering (ATM), net of costs	-	-	73,500	-	597	-	597
Exercise of stock options	-	-	36,009	-	93	-	93
Exercise of public warrants	-	-	64,971	-	747	-	747
Cashless exercise of liability classified warrants	-	-	2,348,294	1	10,166	--	10,167
Stock compensation expense	-	-	-	-	4,487	-	4,487

Balance - March 31, 2023	-	$-	45,795,502	$5	$54,551	$(22,241)	$32,315

The accompanying notes are an integral part of these condensed and consolidated financial statements.

dRAGONFLY eNERGY hOLDINGS cORP.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(in thousands)

	2023	2022
Cash flows from Operating Activities
Net Income (Loss)	$4,892	$(2,298)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Used in Operating Activities
Stock based compensation	4,487	288
Amortization of debt discount	219	613
Change in fair market value of warrant liability	(18,523)	-
Deferred tax liability	-	(527)
Non-cash interest expense (paid-in kind)	1,238	-
Provision for doubtful accounts	52	-
Depreciation and amortization	297	192
Loss on disposal of property and equipment	116	62

Changes in Assets and Liabilities
Accounts receivable	(1,577)	(1,217)
Inventories	(1,966)	(5,946)
Prepaid expenses	(196)	(502)
Prepaid inventory	299	2,425
Other current assets	(129)	(637)
Other assets	308	274
Income taxes payable	-	(11)
Accounts payable and accrued expenses	6,465	(4,119)
Customer deposits	180	293
Total Adjustments	(8,730)	(8,812)

Net Cash Used in Operating Activities	(3,838)	(11,110)

Cash Flows From Investing Activities
Purchase of property and equipment	(589)	(4,524)
Net Cash Used in Investing Activities	(589)	(4,524)

The accompanying notes are an integral part of these condensed and consolidated financial statements.

dRAGONFLY eNERGY hOLDINGS cORP.

Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

For the Three Months Ended March 31, 2023 and 2022

(in thousands)

(continued from previous page)	2023	2022
Cash Flows From Financing Activities
Proceeds from public offering, net	597	-
Proceeds from note payable, related party	1,000	-
Proceeds from exercise of public warrants	747	-
Proceeds from exercise of options	93	111
Net Cash Provided by Financing Activities	2,437	111

Net Decrease in Cash and Restricted Cash	(1,990)	(15,523)
Beginning cash and restricted cash	17,781	28,630
Ending cash and restricted cash	$15,791	$13,107

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,003	$658
Supplemental Non-Cash Items
Receivable of options exercised	$-	$2
Purchases of property and equipment, not yet paid	$352	$-
Cashless exercise of liability classified warrants	$10,167	$-

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 1 - NATURE OF BUSINESS

Dragonfly Energy Holdings Corp. (“New Dragonfly” or the “Company”) sells lithium ion battery packs for use in a wide variety of applications. The Company sells to distributors under the Dragonfly Energy brand name, and sells direct to consumers under the trade name Battleborn Batteries. In addition, the Company develops technology for improved lithium ion battery manufacturing and assembly methods.

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

Although New Dragonfly was the legal acquirer of Legacy Dragonfly in the merger, Legacy Dragonfly is deemed to be the accounting acquirer, and the historical financial statements of Legacy Dragonfly became the basis for the historical financial statements of New Dragonfly upon the closing of the merger. New Dragonfly together with its wholly owned subsidiary, Dragonfly Energy Corp., is referred to hereinafter as the “Company.”

Furthermore, the historical financial statements of Legacy Dragonfly became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Quarterly Report reflect (i) the historical operating results of Legacy Dragonfly prior to the merger; (ii) the combined results of CNTQ and Legacy Dragonfly following the close of the merger; (iii) the assets and liabilities of Legacy Dragonfly at their historical cost and (iv) the Legacy Dragonfly’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and present the consolidated financial statements of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances are eliminated in consolidation.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed of the Company for the annual period ended December 31, 2022. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of and for the year then ended.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended March 31, 2023 and 2022, the Company incurred loss from operations and had negative cash flow from operations. As of March 31, 2023, the Company had $15,791 in cash and cash equivalents and working capital of $24,533. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements.

In connection with the Company’s senior secured term loan facility in an aggregate principal amount of $75,000 (the “Term Loan”), the Company is obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures (See Note 6). On March 29, 2023, the Company obtained a waiver from the Term Loan administrative agent and lenders of its failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023. It is probable that the Company will fail to meet these covenants within the next twelve months. If the Company is unable to obtain a waiver or if the Company is unable to comply with such covenants, the lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In addition, the Company may need to raise additional debt and/or equity financings to fund our operations, strategic plans, and meet its financial covenants. The Company has historically been able to raise additional capital through issuance of equity and/or debt financings and the Company intends to use its equity facility and raise additional capital as needed. However, the Company cannot guarantee that it will be able to raise additional equity, contain expenses, or increase revenue, and comply with the financial covenants under the Term Loan.

Recently adopted accounting standards:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards replace the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measure at amortized cost to be presented at the net amount expected to be collected. The Company determined that this change does not have a material impact to the financial statements or financial statement disclosures.

Recently issued accounting pronouncements:

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments in this update will be effective for the Company on January 1, 2024. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company’s trade receivables are recorded when billed and represent claims against third parties that will be settled in cash. Generally, payment is due from customers within 30 – 60 days of the invoice date and the contracts do not have significant financing components. Trade accounts receivables are recorded gross and are net of any applicable allowance. The Company has an allowance for doubtful accounts as of March 31, 2023 and December 31, 2022 of $116 and $90, respectively.

Inventory

Inventories (Note 4), which consist of raw materials and finished goods, are stated at the lower of cost (first in, first out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of March 31, 2023 and December 31, 2022, no such reserves were necessary.

Property and Equipment

Property and equipment are stated at cost, including the cost of significant improvements and renovations. Costs of routine repairs and maintenance are charged to expense as incurred. Depreciation and amortization are calculated by the straight line method over the estimated useful lives for owned property, or, for leasehold improvements, over the shorter of the asset’s useful life or term of the lease. Depreciation expense for the three months ended March 31, 2023 and 2022 was $297 and $192, respectively. The various classes of property and equipment and estimated useful lives are as follows:

Office furniture and equipment	3 to 7 years
Vehicles	5 years
Machinery and equipment	3 to 7 years
Leasehold improvements	Remaining Term of Lease

Use of Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Warrants

The Company applies relevant accounting guidance for warrants to purchase the Company’s stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, the Company follows guidance issued within Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”), to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require liability classification are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. Payment terms for distributors and OEMs are typically due within 30-60 days after shipment. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of March 31, 2023 and December 31, 2022, the contract liability related to the Company’s customer deposits approximated $418 and $238, respectively. The Company recognized $211 of contract liability pertaining to the year ended December 31, 2022 as of March 31, 2023. The entire contract liability balance of $434 as of January 1, 2022 was recognized as revenue during the three months ended March 31, 2022.

Disaggregation of Revenue

The following table present our disaggregated revenues by distribution channel:

	For the Three Months Ended March 31,
	2023	2022
Sales
Retail	$7,069	$13,035
Distributor	2,968	2,087
Original equipment manufacture	8,754	3,181
Total	$18,791	$18,303

Shipping and Handling

Shipping and handling fees paid by customers are recorded within net sales, with the related expenses recorded in cost of sales. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses. Shipping and handling costs associated with outbound freight totaled $1,007 and $1,228 for the three months ended March 31, 2023 and 2022, respectively.

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. The Company estimates, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation on March 31, 2023 and December 31, 2022 to be $400 and $328, respectively.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations

Receivables from one customer comprised approximately 50% of accounts receivable as of March 31, 2023. Receivables from three customers comprised approximately 18%, 10% and 10%, respectively, of accounts receivable as of December 31, 2022. There are no other significant accounts receivable concentration.

Sales from one customer comprised approximately 26% of revenue for the three months ended March 31, 2023. There were no significant revenue concentrations for the three months ended March 31, 2022.

Payables to one vendor comprised approximately 67% of accounts payables as of March 31, 2023. Payables to one vendor comprised approximately 61% of accounts payables as of December 31, 2022.

For the three months ended March 31, 2023, two vendors accounted for approximately 38% and 10%, respectively, of the Company’s total purchases. For the three months ended March 31, 2022, one vendor accounted for approximately 34% of the Company’s total purchases.

Advertising

The Company expenses advertising costs as they are incurred and are included in selling and marketing expenses. Advertising expenses amounted to $587 and $781 for the three months ended March 31, 2023, and 2022, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employee consultants using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options (Note 11). The fair value method requires the Company to estimate the fair value of stock-based payment awards to employees and non-employees on the date of grant using an option pricing model. Stock based compensation costs are based on the fair value of the underlying option calculated using the Black Scholes option pricing model and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. The Company measures equity-based compensation awards granted to non-employees at fair value as the awards vest and recognizes the resulting value as compensation expense at each financial reporting period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, expected dividend yield, expected term, risk free rate of return, and the estimated fair value of the underlying common stock. Due to the lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies have characteristics similar to the Company, including stage of product development and focus on the lithium ion battery industry. The Company uses the simplified method, which is the average of the final vesting tranche date and the contractual term, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company accounts for forfeitures as they occur.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss, credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has a liability of $128 and $128 as of March 31, 2023, and December 31, 2022, respectively, of uncertain tax positions. The Company’s accounting policy is to include penalties and interest related to income taxes if any, in selling, general and administrative expenses.

Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s Chief Executive Officer to make decisions with respect to resource allocation and assessment of performance. To date, the Company has viewed its operations and manages its business as one operating segment.

NOTE 3 - FAIR VALUE MEASUREMENTS

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

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 3 - FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of March 31, 2023:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of March 31, 2023
Liabilities
Warrant liability- Term Loan	$4,021	$4,021	$-	$-	$4,021
Warrant liability- Private placement warrants	120	120	-	120	-
Total liabilities	$4,141	$4,141	$-	$120	$4,021

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2022:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of December 31, 2022
Liabilities
Warrant liability- Term Loan	$30,841	$30,841	$-	$-	$30,841
Warrant liability- Private placement warrants	1,990	1,990	-	1,990	-
Total liabilities	$32,831	$32,831	$-	$1,990	$30,841

The carrying amounts of accounts receivable and accounts payable are considered level 1 and approximate fair value as of March 31, 2023 and December 31, 2022 because of the relatively short maturity of these instruments.

The carrying value of the term loan as of March 31, 2023 and December 31, 2022 approximates fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt and is considered level 2.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 4 - INVENTORY

Inventory consists of the following:

	March 31, 2023	December 31, 2022
Raw material	$44,310	$42,586
Finished goods	7,502	7,260
Total inventory	$51,812	$49,846

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

Operating Leases

The Company has leases related to the main office, warehouse space, research and development lab, and engineering office, all located in Reno, Nevada. The leases require annual escalating monthly payments ranging from $111 to $128. On February 2, 2022, the Company entered into a 124-month lease agreement in Reno, Nevada. The lease calls for monthly base rent of $230, $23 of fixed operating expense costs, and estimated monthly property taxes of $21. The monthly base rent and fixed operating expense costs are subject to escalation of 3% and 2.4%, respectively, on an annual basis. The first payment is due upon substantial completion of construction of the building which is expected to be within 2 years from the effective date. As of March 31, 2023, the lease has not commenced as the Company does not have control over the asset.

The following table presents the breakout of the operating leases as of:

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$4,205	$4,513
Short-term operating lease liabilities	1,215	1,188
Long-term operating lease liabilities	3,209	3,541
Total operating lease liabilities	$4,424	$4,729
Weighted average remaining lease term	3.4 years	3.6 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating Leases (Continued)

At March 31, 2023, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending	Amount
December 31, 2023 (1)	$1,054
December 31, 2024	1,435
December 31, 2025	1,435
December 31, 2026	893
Total lease payments	4,817
Less imputed interest	393
Total operating lease liabilities	$4,424

(1)	Represents scheduled payments for the remaining nine-month period ending December 31, 2023.

Lease cost	Classification	March 31, 2023	March 31, 2022
Operating lease cost	Cost of goods sold	$347	$172
Operating lease cost	Research and development	22	19
Operating lease cost	General and administration	12	10
Operating lease cost	Selling and marketing	12	14
Total lease cost		$393	$215

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

Other Contingencies

See Note 7 for further discussion regarding contingent consideration arising from the April 2022 asset purchase agreement with Thomason Jones Company, LLC.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 6 - DEBT

Financing Trust Indenture

On November 24, 2021, the Company entered into agreements to issue $45,000 in fixed rate senior notes (Series 2021 6 Notes) pursuant to a Trust Indenture held by UMB Bank, as trustee and disbursing agent, and Newlight Capital, LLC as servicer. The trust and debt documents also require a Lender Collateral Residual Value Insurance Policy (the “Insurance Policy”, with UMB Bank as named insured for $45,000), and a placement agent, which is Tribe Capital Markets, LLC.

In connection with the merger on October 7, 2022 (the “Closing Date”), the Company entered into a Term Loan, Guarantee and Security Agreement (see “Term Loan Agreement” below) and the outstanding principal balance for the Series 2021-6 Notes underlying the Trust Indenture was paid in full. A loss on extinguishment of $4,824 was recognized upon settlement. During the three months ended March 31, 2022, a total of $619 of interest expense was incurred under the debt. Amortization of the debt issuance costs amounted to $613 during the three months ended March 31, 2022.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 6 - DEBT (CONTINUED)

Term Loan Agreement

On October 7, 2022, in connection with the merger, CNTQ, Legacy Dragonfly and CCM Investments 5 LLC, an affiliate of CCM LLC (“CCM 5”, and in connection with the Term Loan, the “Chardan Lender”), and EICF Agent LLC (“EIP” and, collectively with the Chardan Lender, the “Initial Term Loan Lenders”) entered into the Term Loan Agreement setting forth the terms of the Term Loan. The Chardan Lender backstopped its commitment under the Debt Commitment Letter by entering into a backstop commitment letter, dated as of May 20, 2022 (the “Backstop Commitment Letter”), with a certain third party financing source (the “Backstop Lender” and collectively with EIP, the “Term Loan Lenders”), pursuant to which the Backstop Lender committed to purchase from the Chardan Lender the aggregate amount of the Term Loan held by the Chardan Lender (the “Backstopped Loans”) immediately following the issuance of the Term Loan on the Closing Date. Pursuant to an assignment agreement, the Backstopped Loans were assigned by CCM 5 to the Backstop Lender on the Closing Date.

Pursuant to the terms of the Term Loan Agreement, the Term Loan was advanced in one tranche on the Closing Date. The proceeds of the Term Loan were used (i) to refinance on the Closing Date prior indebtedness (including the obligations underlying the Trust Indenture), (ii) to support the Transaction under the merger Agreement, (iii) for working capital purposes and other corporate purposes, and (iv) to pay any fees associated with transactions contemplated under the Term Loan Agreement and the other loan documents entered into in connection therewith, including the transactions described in the foregoing clauses (i) and (ii) and fees and expenses related to the merger. The Term Loan amortizes in the amount of 5% per annum (or $937.5 on the first day of each calendar quarter) beginning 24 months after the Closing Date and matures on the fourth anniversary of the Closing Date (“Maturity Date”). The Term Loan accrues interest (i) until April 1, 2023, at a per annum rate equal to the adjusted Secured Overnight Financing Rate (“SOFR”) plus a margin equal to 13.5%, of which 7% will be payable in cash and 6.5% will be paid in kind, (ii) thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company, which will be paid in kind and (iii) at all times thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5% payable in cash, depending on the senior leverage ratio of the consolidated company. In each of the foregoing cases, adjusted SOFR will be no less than 1%.

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

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 6 - DEBT (CONTINUED)

Term Loan Agreement (Continued)

During the three months ended March 31, 2023, a total of $3,496 of interest expense was incurred under the debt. Amortization of the debt issuance costs amounted to $219 during the three months ended March 31, 2023. The carrying balance of $20,699 on March 31, 2023 consisted of $75,000 in principal, plus $2,430 PIK interest, less $56,731 in unamortized debt discount related to the debt issuance costs.

Financial Covenants

Maximum Senior Leverage Ratio

The Senior Leverage Ratio is the ratio of (a) consolidated indebtedness, as defined, on such date minus 100% of the unrestricted cash and cash equivalents held (subject to adjustment) to (b) Consolidated earnings before interest, tax and amortization (“EBITDA”) for the trailing twelve (12) fiscal month period most recently ended. If liquidity, as defined, for any fiscal quarter is less than $17,500, the Senior Leverage Ratio shall not be permitted, as of the last day of any fiscal quarter ending during any period set forth below, to exceed the ratio set forth opposite such period in the table below:

Test Period Ending	Leverage Ratio
December 31, 2022 - March 31, 2023	6.75 to 1.00
June 30, 2023 - September 30, 2023	6.00 to 1.00
December 31, 2023 - March 31, 2024	5.00 to 1.00
June 30, 2024 - September 30, 2024	4.00 to 1.00
December 31, 2024 - March 31, 2025	3.25 to 1.00
June 30, 2025 and thereafter	3.00 to 1.00

Liquidity

The Company shall not permit their Liquidity (determined on a consolidated basis) to be less than $10,000 as of the last day of each fiscal month (commencing with month ending December 31, 2022).

Fixed Charge Coverage Ratio

The Fixed Charge Coverage Ratio is the ratio of consolidated EBITDA (less capital expenditures and certain other adjustments) to consolidated fixed charges, as defined in the agreement. If Liquidity is less than $15,000 as of the last day of any fiscal quarter (commencing with the quarter ending December 31, 2022), then the Company shall not permit the Fixed Charge Coverage Ratio for the trailing four quarterly periods ending on the last day of any such quarter to be less than 1.15 to 1.00.

Capital Expenditures

If consolidated EBITDA for the trailing twelve month period ending on the most recently completed fiscal quarter is less than $15,000, then the level of capital expenditures is limited.

On March 29, 2023, the Company obtained a waiver from Alter Domus (US) LLC, as administrative agent for the lenders (the “Administrative Agent”) and the Term Loan Lenders of its failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023. As a result of the uncertainty of maintaining compliance with financial covenants the Company has continued to classify the entire term loan balance within current liabilities on the balance sheet.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 6 - DEBT (CONTINUED)

Debt Maturities

At March 31, 2023, the future debt maturities, based on contractual principal payments are as follows:

For Year Ended December 31,
2023 (1)	$-
2024	938
2025	3,750
2026	91,775
Total	96,463
Less: Estimated interest paid-in-kind	(19,033)
Total debt	77,430
Less: Unamortized debt issuance costs, noncurrent	(56,731)
Total carrying amount	20,699
Less: Current portion of debt	(20,699)
Total long-term debt	$-

(1)	Represents scheduled payments for the remaining nine-month period ending December 31, 2023

NOTE 7 - ASSET PURCHASE AGREEMENT

Bourns Production, Inc

On January 1, 2022, the Company entered into an asset purchase agreement (the “APA”) with Bourns Productions, Inc., a Nevada corporation (“Bourns Productions”) pursuant to which the Company acquired machinery, equipment and a lease for a podcast studio from Bourns Productions as set forth in the APA for a purchase price of $197 which approximated fair market value.

Thomason Jones Company, LLC

In April 2022, the Company entered into an Asset Purchase Agreement (the “April 2022 Asset Purchase Agreement”) with William Thomason, Richard Jones, and Thomason Jones Company, LLC (“Thomason Jones”) whereby the Company acquired inventory and intellectual property assets for up to $700 cash plus contingent payments of $1,000 each to William Thomason and Richard Jones (the “Earn Out”). The Company determined the contingent consideration to be recognized as contingent compensation to Mr. Thomason and Mr. Jones. The Company concluded the purchase price to be $444 and was allocated in its entirety to inventory.

Contingent Compensation

If, within twenty-four months of the Agreement the Company realizes $3,000 in gross sales of product either (a) sold under the Wakespeed brand and/or (b) which incorporates any portion of Purchased IP as listed within the agreement, then the Company will pay to Thomason and Jones each the amount of $1,000 as soon as reasonably practicable. This payment may be made in cash or common stock, in the sole discretion of the Company. As a result, the Company determined that a liability should be recorded ratably over the 24 month period. The Company recognized immediate compensation expense within sales and marketing of $417 on October 1, 2022 for amounts that should have been accrued for during the period April 2022 through September 2022. In October 2022, the Company determined the sales goals will most likely be achieved within 18 months. As a result, the Company changed its estimate prospectively and accelerated the accrual as if the sales goals would be achieved within an 18 month period from the date of acquisition. As a result, the Company recorded an accrual related to the Earn Out in the amount of $1,147 and $782 as of March 31, 2023 and December 31, 2022.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 8 - RELATED PARTY

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

In February 2023, the Company entered into an agreement with its former COO in which the ownership of a Company van was transferred to the former COO in connection with his severance. The Company accounted for the cost of the van as an employee bonus, resulting in $116 of general and administrative expense for the current period.

On March 5, 2023, the Company entered into a convertible promissory note (the “Note”) with a board member in the amount of $1,000, or the Principal Amount. Upon execution of the Note and funding of the original principal sum, a payment of $100 ( the “Loan Fee”) was fully earned as of the date of the Note and was due and payable in full in cash on April 4, 2023. The Company paid the Principal Amount and the Loan Fee on April 1, 2023 and April 4, 2023, respectively.

NOTE 9 - WARRANTS

Common Stock Warrants classified as Equity

Public Warrants

Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $16.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 9,487,500 Public Warrants issued and outstanding. The Public Warrants are not precluded from equity classification and are accounted for as such on the date of issuance, and each balance sheet date thereafter.

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

During the quarter ended March 31, 2023, the Company received proceeds from public warrant exercises of $747 in exchange for 64,971 common shares.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 9 - WARRANTS (CONTINUED)

Common Stock Warrants classified as Liability

Private Placement Warrants

The Private Placement Warrants may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holders option and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement). The Private Warrants may not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of, the Private Warrants (or any securities underlying the Private Warrants) for a period of one hundred eighty (180) days following the effective date of the Registration Statement to anyone other than any member participating in the Public Offering and the officers or partners thereof, if all securities so transferred remain subject to the lock-up restriction for the remainder of the time period. During the three months ended March 31, 2023, private placement warrant holders exercised 3,126,472 warrants on a cashless basis, with the Company agreeing to issue 1,100,000 shares of common stock in connection with such exercise. There were 1,501,386 and 4,627,858 private warrants issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. The Company accounts for the Private Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private warrants do not meet the criteria for equity treatment thereunder, each private warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date.

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

Term Loan Warrants

In connection with the entry into the Term Loan Agreement, and as a required term and condition thereof, the Company issued (i) the penny warrants to the Term Loan Lenders exercisable to purchase an aggregate of 2,593,056 shares (the “Penny Warrants”) and (ii) the $10 warrants to issue warrants to the Term Loan Lenders exercisable to purchase an aggregate of 1,600,000 shares of common stock at $10 per share (the “$10 Warrants” and, together with the Penny Warrants, the “Term Loan Warrants”). The $10 Warrants were exercised on a cashless basis on October 10, 2022, with the Company issuing 457,142 shares of Common Stock in connection with such exercise. During the three months ended March 31, 2023, penny warrant holders exercised 1,250,000 warrants on a cashless basis, with the Company agreeing to issue 1,248,294 shares of common stock in connection with such exercise. The Company concluded the warrants are not considered indexed to the Company’s stock and to be accounted for as liabilities under ASC 815. As such, the estimated fair value is recognized as a liability each reporting period, with changes in the fair value recognized within income each period.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 9 - WARRANTS (CONTINUED)

Common Stock Warrants classified as Liability (Continued)

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Penny Warrants:

	As of March 31, 2023	As of December 31, 2022
Common stock price	$3.00	$11.09
Exercise price	0.01	0.01
Dividend yield	0%	0%
Term	9.52	9.77
Volatility	89.00%	90.00%
Risk-free rate	3.43%	3.90%
Fair value	$2.99	$11.89

The following table presents a roll-forward of the Company’s warrants from January 1, 2023 to March 31, 2023:

Private Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2023	4,627,858
Exercise of warrants	(3,126,472)
Warrants Outstanding, March 31, 2023	1,501,386

There were no private warrants issued, exercised and outstanding from the period January 1, 2022 through March 31, 2022.

Public Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2023	9,487,500
Exercise of warrants	(64,971)
Warrants Outstanding, March 31, 2023	9,422,529

There were no public warrants issued, exercised and outstanding from the period January 1, 2022 through March 31, 2022.

Term Loan Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2023	2,593,056
Exercise of warrants	(1,250,000)
Warrants Outstanding, March 31, 2023	1,343,056

There were no term loan warrants issued, exercised and outstanding from the period January 1, 2022 through March 31, 2022.

The following table presents a roll forward of the aggregate fair values of the Company’s warrant liabilities for which fair value is determined by Level 3 Inputs. The only class of warrants that were determined to be Level 3 are the term loan warrants.

Warrant Liability
Balances, January 1, 2023	$30,841
Exercise of warrants	(8,822)
Change in fair value of warrants	(17,998)
Balances, March 31, 2023	$4,021

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 10 - COMMON STOCK

The Company is authorized to issue up to 170,000,000 shares of common stock with $0.0001 par value. Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the rights of the preferred stockholders.

For the three months ended March 31, 2023 and 2022, the Company had reserved shares of common stock for issuance as follows:

	March 31, 2023	March 31, 2022
Options issued and outstanding	3,731,392	3,631,002
Common stock outstanding	45,795,502	36,581,910
Warrants outstanding	12,266,971	-
Earnout shares	40,000,000	-
Shares available for future issuance	4,319,309	1,205,790
Total	106,113,174	41,418,702

ChEF Equity Facility

The Company and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “ChEF RRA”) in connection with the merger. Pursuant to the Purchase Agreement, the Company has the right to sell to CCM LLC an amount of shares of Common Stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the Purchase Agreement. In addition, the Company appointed LifeSci Capital, LLC as “qualified independent underwriter” with respect to the transactions contemplated by the Purchase Agreement. Under the terms of the Purchase Agreement, the Company issued 73,500 shares pursuant to the Purchase Agreement with CCM LLC for aggregate net proceeds to the Company of $597 from the period January 1, 2023 through March 31, 2023.

NOTE 11 - STOCK-BASED COMPENSATION

Share-based compensation expense for options and RSUs totaling $4,487 and $288 was recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively. Of the $4,487 of share-based compensation incurred during the three months ended March 31, 2023, $36 is allocated to cost of goods sold, $29 to research and development, $856 to selling and marketing, and $3,566 to general and administrative expenses. Of the $288 of share-based compensation incurred during the three months ended March 31, 2022, $97 is allocated to cost of goods sold, $37 to research and development, $60 to selling and marketing, and $94 to general and administrative expenses.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 11 - STOCK-BASED COMPENSATION (CONTINUED)

A summary of the Company’s option activity and related information follows:

	Number of Options (1)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2022	3,690,955	$1.98	$1.38	8.52	$6,550
Options granted	-	-	-		-
Options forfeited	(11,584)	1.44	2.17		-
Options exercised	(48,369)	0.49	0.83		-
Balances, March 31, 2022	3,631,002	$2.00	$1.39	8.29	$6,377

Balances, January 1, 2023	3,642,958	$2.02	$1.21	7.90	$35,989
Options granted	143,607	7.50	3.82		632
Options forfeited	(19,164)	7.27	3.71		6
Options exercised	(36,009)	2.58	1.65		232
Balances, March 31, 2023	3,731,392	$2.20	$1.30	6.62	$3,800

At March 31, 2023
Vested and Exercisable	2,029,985	$1.53		4.98	$3,120
Vested and expected to vest	3,731,392	$2.20		6.62	$3,800

(1)	Number of options and weighted average exercise price has been adjusted to reflect the exchange of Legacy Dragonfly’s stock options for New Dragonfly stock options at an exchange ratio of approximately 1.182 as a result of the merger.

Restricted Stock Units

On October 7, 2022, the Company granted 180,000 restricted stock units under the 2022 plan which vest one year from the grant date. The fair value of the restricted stock units on the date of grant was $2,520, which is recognized as compensation expense over the requisite service period based on the value of the underlying shares on the date of grant. On February 10, 2023, the Company granted 461,998 restricted stock units under the 2022 plan which vest immediately. The fair value of the restricted stock units on the date of grant was $3,464 and was recorded as compensation expense.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 11 - STOCK-BASED COMPENSATION (CONTINUED)

Restricted Stock Units (Continued)

There were no grants of restricted stock units prior to October 7, 2022. The following table presents the restricted stock units activity for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Fair Market Value
Unvested shares at January 1, 2023	180,000	$14.00
Granted and unvested	461,998	7.50
Vested	(461,998)	7.50
Unvested shares, March 31, 2023	180,000	$14.00

Vested as of March 31, 2023	461,998	$7.50

As of March 31, 2023, there were 4,319,309 shares of unissued authorized and available for future awards under the 2022 Equity Incentive Plan and Employee Stock Purchase Plan.

NOTE 12 - EARNINGS (LOSS) PER SHARE

Earnings (Loss) per Common Share

The following table sets forth the information needed to compute basic and diluted earnings (loss) per share for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Basic Earnings (Loss) per common share:
Net Income (Loss) available to common shareholders	$4,892	$(2,298)
Weighted average number of common shares-basic	45,104,515	36,542,944
Earnings (Loss) per share, basic	$0.11	$(0.06)

Diluted Earnings (Loss) per common share:
Net Income (Loss) available to common shareholders	$4,892	$(2,298)
Weighted average number of common shares-basic	45,104,515	36,542,944
Dilutive effect related to stock options and warrants	3,351,481	-
Weighted average diluted shares outstanding	48,455,996	36,542,944
Earnings (Loss) per share, diluted	$0.10	$(0.06)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share net income (loss) per share because their effect was anti-dilutive:

	March 31, 2023	March 31, 2022
Warrants	10,923,915	-
Restricted stock units	111,015	-
Options	-	3,631,002
Weighted average number of common shares-basic	11,034,930	3,631,002

NOTE 13 – INCOME TAXES

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The Company recorded an income tax expense (benefit) of $0 and ($527) during the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all the Company’s deferred tax assets will not be realized. The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. The Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

NOTE 14 – SUBSEQUENT EVENTS

On April 1, 2023 the Company paid the $1,000 Principal Amount on the Note previously issued to Brian Nelson on March 5, 2023. Upon execution of the Note and funding of the Principal Amount, a payment of the $100 Loan Fee, was fully earned as of the date of the note and was due and paid in full in cash on April 4, 2023.

On April 26, 2023 (the “Separation Date”), the Company’s Chief Legal Officer’s employment with the Company ended and her employment agreement was deemed terminated as of that date by the Company without cause for purposes of determining severance thereunder. Under the terms of her employment agreement, Ms. Harvey is entitled to receive cash severance equal to $334,000 payable in 52 biweekly installments commencing 30 days from the Separation Date. Ms. Harvey’s outstanding options granted by the Company fully vested, and are exercisable for three (3) months following the Separation Date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Dragonfly Energy Holdings Corp.. References to our “Sponsor” refer to Chardan NexTech Investments 2 LLC, a Delaware limited liability company and to “Legacy Dragonfly” refer to Dragonfly Energy Corp., a Nevada corporation and our wholly-owned subsidiary. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

As a result of the completion of the Business Combination (as defined herein), the financial statements of Legacy Dragonfly are now the financial statements of us. Prior to the Business Combination, we had no operating assets but, upon consummation of the Business Combination, the business and operating assets of Legacy Dragonfly acquired by us became our sole business and operating assets. Accordingly, the financial statements of Legacy Dragonfly and their respective subsidiaries as they existed prior to the Business Combination and reflecting the sole business and operating assets of the Company going forward, are now the financial statements of us.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), particularly those under “Risk Factors.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Cautionary Note Regarding Forward Looking-Statements

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to recognize the anticipated benefits of our recent Business Combination, which may be affected by, among other things, the factors listed below;
●	our ability to successfully increase market penetration into target markets;
●	the addressable markets that we intend to target do not grow as expected;
●	the loss of any members of our senior management team or other key personnel;
●	the loss of any relationships with key suppliers, including suppliers in China;
●	the loss of any relationships with key customers;
●	our ability to protect our patents and other intellectual property;
●	the failure to successfully optimize solid-state cells or to produce commercially viable solid-state cells in a timely manner or at all, or to scale to mass production;
●	changes in applicable laws or regulations;
●	our ability to maintain the listing of our common stock on the Nasdaq Global Market and our public warrants on the Nasdaq Capital Market;
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors (including an economic slowdown or inflationary pressures);
●	the impact of the COVID-19 pandemic, including any mutations or variants thereof, and its effect on business and financial conditions;
●	our ability to sell the desired amounts of shares of common stock at desired prices under our equity facility;
●	the potential for events or circumstances that result in our failure to timely achieve the anticipated benefits of our customer arrangements with THOR Industries and its affiliate brands (including Keystone RV Company);
●	our ability to raise additional capital to fund our operations;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	developments relating to our competitors and our industry;
●	our ability to engage target customers and successfully retain these customers for future orders;
●	the reliance on two suppliers for our lithium iron phosphate cells and a single supplier for the manufacture of our battery management system; and
●	our current dependence on a single manufacturing facility.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. Please see “Part I—Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional risks which could adversely impact our business and financial performance.

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

Overview

Our Business

We are a manufacturer of non-toxic deep cycle lithium-ion batteries that are designed to displace lead acid batteries in a number of different storage applications and end markets including recreational vehicle (“RV”), marine vessel, and solar and off-grid industries, with disruptive solid-state cell technology currently under development.

Since 2020, we have sold over 246,000 batteries. For the quarters ended March 31, 2023, and March 31, 2022, we sold 20,331 and 19,664 batteries, respectively, and had $18.8 million and $18.3 million in net sales, respectively. We currently offer a line of batteries across our “Battle Born” and “Dragonfly” brands, each differentiated by size, power and capacity, consisting of seven different models, four of which come with a heated option. We primarily sell “Battle Born” branded batteries directly to consumers (“DTC”) and “Dragonfly” branded batteries to original equipment manufacturers (“OEMs”).

Our increased total sales are a reflection of strong growth in OEM sales and Wakespeed Offshore brand (“Wakespeed”) products, partially offset by a decline in DTC sales. Our RV OEM customers currently include Keystone RV Company (“Keystone”), THOR Industries (“THOR”), Airstream, and REV, and we are in ongoing discussions with a number of additional RV OEMs to further increase adoption of our products. Related efforts include seeking to have RV OEMs “design in” our batteries as original equipment and entering into arrangements with members of the various OEM dealer networks to stock our batteries for service and for aftermarket replacement sales.

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

In addition to our conventional lithium iron phosphate (“LFP”) batteries, we have been developing proprietary LFP solid-state cell technology and manufacturing processes. Our solid-state technology design allows for a much safer, more efficient cell that we believe will be a key differentiator in the energy storage market.

As of March 31, 2023, we had cash totaling $15.8 million. Our net income for the quarter ended March 31, 2023 was $4.9 million and our net loss for the quarter ended March 31, 2022 was $2.3 million. As a result of becoming a publicly traded company, we continue to need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees. As discussed under “—Liquidity and Capital Resources” below we expect that we will need to raise additional funds, including through the use of our $150 million equity facility (the “ChEF Equity Facility”) with Chardan Capital Markets LLC (“CCM LLC”)and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects.

The Business Combination

On October 7, 2022, Chardan NexTech 2 Acquisition Corp., a Delaware company (“Chardan”), and Legacy Dragonfly consummated the merger pursuant to the Agreement and Plan of Merger, dated as of May 15, 2022 (as amended, the “Business Combination Agreement”), by and among Chardan, Bronco Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Chardan (“Merger Sub”), and Legacy Dragonfly. Pursuant to the Business Combination Agreement, Merger Sub merged with and into Legacy Dragonfly (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Legacy Dragonfly continuing as the surviving corporation in the Merger and as our wholly owned subsidiary. In connection with the Business Combination, Chardan changed its name to Dragonfly Energy Holdings Corp. Legacy Dragonfly is deemed the accounting acquirer, which means that Legacy Dragonfly’s financial statements for previous periods will be disclosed in our future periodic reports filed with the SEC. Following the Business Combination, our business is the business of Legacy Dragonfly.

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

Demand from end market consumers is impacted by a number of factors, including travel restrictions, fuel costs and energy demands (including an increasing trend towards the use of green energy), as well as overall macro-economic conditions. Sales of our batteries have benefited from the increased adoption of the RV lifestyle, the demand for and inclusion of additional appliances and electronics in RVs, and the accelerating trend of solar power adoption among RV customers. However, in recent months rising fuel costs and other macro-economic conditions, such as inflation and rising interest rates, have caused a downward shift in decisions taken by end market consumers around spending.

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

Supply

We currently rely on two carefully selected cell manufacturers located in China, and a single supplier, also located in China, to manufacture our proprietary battery management system, and we intend to continue to rely on these suppliers going forward. Our close working relationships with our China-based LFP cell suppliers, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts) and order and receive delivery of cells in anticipation of required demand, has helped us moderate increased supply-related costs associated with inflation, currency fluctuations and U.S. government tariffs imposed on our imported battery cells and to avoid potential shipment delays. To mitigate against potential adverse production events, we opted to build our inventory of key components, such as battery cells. In connection with these stockpiling activities, we experienced a significant increase in inventory compared to prior periods.

As a result of our battery chemistry and active steps we have taken to manage our inventory levels, we have not been subject to the shortages or price impacts that have been present for manufacturers of nickel manganese cobalt and nickel cobalt aluminum batteries. As we look toward the production of our solid-state cells, we have signed a Commercial Offtake Agreement with a lithium mining company located in Nevada for the supply of lithium, which we expect will enable us to further manage our cost of goods over time.

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

Components of Results of Operations

Net Sales

Net sales are primarily generated from the sale of our LFP batteries to OEMs and consumers, as well as chargers and other accessories, either individually or bundled.

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

Results of Operations

Comparisons for the Three months ended March 31, 2023 and March 31, 2022

The following table sets forth our results of operations for the quarters ended March 31, 2023, and March 31, 2022. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three months ended March 31,
	2023	% Net Sales	2022	% Net Sales
	(in thousands)
Net Sales	$18,791	100.0	$18,303	100.0
Cost of Goods Sold	14,048	74.8	12,808	70.0
Gross profit	4,743	25.2	5,495	30.0
Operating expenses
Research and development	880	4.7	339	1.9
General and administrative	9,495	50.5	3,626	19.8
Sales and marketing	4,184	22.3	3,092	16.9
Total Operating expenses	14,559	77.5	7,057	38.6
(Loss) From Operations	(9,816)	(52.2)	(1,562)	(8.5)
Other Income (Expense)
Other income	—	—	—	—
Interest expense, net	(3,815)	(20.3)	(1,263)	(6.9)
Change in fair market value of warrant liability	18,523	98.6	—	—
Total Other Income (Expense)	14,708	78.3	(1,263)	(6.9)
Income (Loss) Before Taxes	4,892	26.0	(2,825)	(15.4)
Income Tax Benefit	—	—	(527)	(2.9)
Net Income (Loss)	$4,892	26.0	$(2,298)	(12.6)

	Three months ended March 31,
	2023	2022
	(in thousands)
Retailer	7,069	13,035
Distributor	2,969	2,087
DTC	10,038	15,122
% Net Sales	53.4	82.6
OEM	8,754	3,181
% Net Sales	46.6	17.4
Net Sales	$18,791	18,303

Net Sales

Net sales increased by $0.5 million, or 2.7%, to $18.8 million for the quarter ended March 31, 2023, as compared to $18.3 million for the quarter ended March 31, 2022. This increase was primarily due to higher OEM battery and accessory sales partially offset by lower DTC sales. For the quarter ended March 31, 2023, OEM revenue increased by $5.6 million as a result of increased adoption of our products by new and existing customers, several of whom have begun to “design in” our batteries in various RV models as original equipment or have increased purchases in response to end-customer demand for safer, more efficient batteries and as a replacement for traditional lead-acid batteries. DTC revenue decreased by $5.1 million as a result of decreased customer demand for our products due to rising interest rates and inflation.

Cost of Goods Sold

Cost of revenue increased by $1.2 million, or 9.7%, to $14.0 million for the quarter ended March 31, 2023, as compared to $12.8 million for the quarter ended March 31, 2022. This increase was primarily due to higher material costs associated with growth in the number of units sold.

Gross Profit

Gross profit decreased by $0.8 million, or 13.7%, to $4.7 million for the quarter ended March 31, 2023, as compared to $5.5 million for the quarter ended March 31, 2022. The decrease in gross profit was primarily due to a change in revenue mix that included a larger percentage of lower margin OEM sales and a lower percentage of higher margin DTC sales.

Research and Development Expenses

Research and development expenses increased by $0.6 million or 159.6%, to $0.9 million for the quarter ended March 31, 2023, as compared to $0.3 million for the quarter ended March 31, 2022. The increase was primarily due to higher wage expense of $0.4 million associated with increased headcount, higher materials and supply costs associated with development work and increased patent expenses.

General and Administrative Expenses

General and administrative expenses increased by $5.9 million, or 161.8%, to $9.5 million for the quarter ended March 31, 2023, as compared to $3.6 million for the quarter ended March 31, 2022. This increase was primarily due to a $3.5 million increase in stock-based compensation costs and a $2.1 million increase in professional fees, compliance, and insurance costs.

Selling and Marketing Expenses

Sales and marketing expenses increased by $1.1 million, or 35.3%, to $4.2 million for the quarter ended March 31, 2023, as compared to $3.1 million for the quarter ended March 31, 2022. This increase was primarily due to a $1.6 million increase in wage-related expenses primarily due to the addition of sales and marketing personnel to support growth in our existing end markets, as well as to drive growth in the new, adjacent end markets we are targeting. This increase was partially offset by lower spending in outsourced advertising costs along with lower shipping costs, due to the change in revenue mix.

Total Other Income (Expense)

Other income totaled $14.7 million for the quarter ended March 31, 2023 as compared to total other expense of $1.3 million for the quarter ended March 31, 2022. Other income in quarter ended March 31, 2023 is comprised of a change in fair market value of our warrants in the amount of $18.5 million offset by $3.8 million in interest expense related to the debt securities of $75 million. The $1.3 million expense in the quarter ended March 31, 2022 was comprised of interest expense related to the senior secured notes of $45 million which were retired as a result of the Business Combination.

Income Tax (Benefit) Expense

There was no tax expense recorded for the quarter ended March 31, 2023, as compared to $0.5 million benefit for the quarter ended March 31, 2022. No tax expense was recorded in the quarter ended March 31, 2023 due to utilization of a portion of the $10.6 million valuation allowance. The income tax benefit of $0.5 million for the quarter ended March 31, 2022 was expected to be used against future tax obligations.

Net Income (Loss)

We generated net income of $4.9 million for the quarter ended March 31, 2023, as compared to net loss of $2.3 million for the quarter ended March 31, 2022. As described above, this result was driven primarily by higher sales offset by increased cost of goods sold, higher operating expenses, and increased other income (primarily as a result of a change in fair market value of warrants).

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. On a recurring basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in an estimate, if any, will be reflected in the consolidated financial statements prospectively from the date of the change in the estimate.

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Inventory Valuation

We periodically review physical inventory for excess, obsolete, and potentially impaired items and reserves. Any such inventory is written down to net realizable value. The reserve estimate for excess and obsolete inventory is dependent on expected future use and requires management judgement.

Warrants

We apply relevant accounting guidance for warrants to purchase our stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, we follow guidance issued within ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”), to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require liability classifications are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classifications are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. See “Note 9—Warrants” in our accompanying consolidated financial statements for information on the warrants.

Equity-Based Compensation

We use the Black-Scholes option-pricing model to determine the fair value of option grants. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of our future share price, risk-free rates, future dividend yields and estimated forfeitures at the initial grant date. Restricted stock unit (“RSU”) awards are valued based on the closing trading price of the Company’s common stock on the date of grant. Changes in assumptions used to estimate fair value could result in materially different results.

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

Non-GAAP Financial Measures

This Quarterly Report includes a non-generally accepted account principles within the United States (“U.S. GAAP”) measure that we use to supplement our results presented in accordance with U.S. GAAP. Earnings before interest tax and amortization (“EBITDA”) is defined as earnings before interest and other income (expenses), income taxes, and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA adjusted for stock-based compensation, Enterprise Resource Planning (“ERP”) implementation, promissory note forgiveness, and change in the fair market value of warrant liabilities. Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it illustrates the underlying financial and business trends relating to our core, recurring results of operations and enhances comparability between periods.

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

The table below presents our adjusted EBITDA, reconciled to net income (loss) for the quarters ended March 31, 2023, and March 31, 2022.

	Three months ended March 31,
	2023	2022
	(in thousands)
Net income (loss)	$4,892	$(2,298)
Interest Expense	3,815	1,263
Taxes	—	(527)
Depreciation and Amortization	297	192
EBITDA	9,004	(1,370)
Adjusted for:
Stock-Based Compensation(1)	4,487	288
ERP Implementation(2)	—	233
Promissory Note Forgiveness(3)	—	469
Change in fair market value of warrant liability (4)	(18,523)	—
Adjusted EBITDA	$(5,032)	$(380)

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and board members.

(2)	ERP Implementation is comprised of costs and expenses associated with our implementation of an ERP system in anticipation of the Business Combination and becoming a public company.

(3)	Promissory Note Forgiveness is comprised of the loan that was forgiven, prior to the Business Combination, in connection with the promissory note, with a maturity date of March 1, 2026, between us and John Marchetti, our Chief Financial Officer.

(4)	Change in fair market value of warrant liabilities represents the change in fair value from January 1, 2023 through March 31, 2023.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of March 31, 2023, we had cash totaling $15.8 million.

We expect our capital expenditures and working capital requirements to increase materially in the near future, as we continue our research and development efforts (particularly those related to solid-state lithium-ion battery development), expand our production lines, scale up production operations and look to enter into adjacent markets for our batteries (with operating expenses expected to increase across all major expense categories). We expect to deploy a significant amount of capital to continue our optimization and commercialization efforts dedicated to our solid-state technology development, as well as continued investment to automate and increase the production capacity of our existing assembly operation, expansion of our facilities and new strategic investments. To date, our focus has been on seeking to prove the fundamental soundness of our manufacturing techniques and our solid-state chemistry. Moving forward, our solid-state related investments will focus on chemistry optimization and establishing a pilot line for pouch cell production. Over the next two to three years, we expect to spend in excess of $50 million on solid-state development and cell manufacturing technologies. In connection with the growth of our business and in anticipation of future needs and to protect against supply-chain and logistics related shortages, during the first quarter of 2023, we continued to increase our inventory purchasing activities. As a result, our inventory balance at March 31, 2023 increased by $1.9 million to $51.8 million, compared to $49.9 million at December 31, 2022.

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

Financing Obligations and Requirements

On November 24, 2021, we issued $45 million of fixed rate senior notes, secured by among other things, a security interest in our intellectual property. As part of the Business Combination, we entered into a senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan”) pursuant to the Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”), the proceeds of which were used to repay the $45 million fixed rate senior notes, and ChEF Equity Facility.

The Term Loan proceeds were used to: (i) support the Business Combination, (ii) prepay the fixed rate senior notes at closing of the Business Combination, (iii) pay fees and expenses in connection with the foregoing, (iv) to provide additional growth capital and (v) for other general/corporate purposes. The Term Loan will mature on October 7, 2026, or the Maturity Date, and will be subject to quarterly amortization of 5% per annum beginning 24 months after issuance. The definitive documents for the Term Loan incorporate certain mandatory prepayment events and certain affirmative and negative covenants and exceptions hereto. The financial covenants for the Term Loan include a maximum senior leverage ratio covenant, a minimum liquidity covenant, a springing fixed charge coverage ratio covenant, and a maximum capital expenditures covenant. On March 29, 2023, we obtained a waiver from Alter Domus (US) LLC, as administrative agent for the lenders (the “Administrative Agent”) and EICF Agent LLC (“EIP”) and certain third-party financing source (collectively with EIP, the “Term Loan Lenders”) of our failure to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023. It is probable that we will fail to meet these covenants within the next twelve months. In accordance with U.S. GAAP, we reclassified our notes payable from a long-term liability to a current liability. The Term Loan accrues interest (i) until April 1, 2023 at a per annum rate equal to adjusted secured overnight financing rate (“SOFR”) is a margin equal to 13.5%, of which 7% will be payable in cash and 6.5% will be paid in-kind, (ii) thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company. In each of the foregoing case, adjusted SOFR will be no less than 1%.

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

Pursuant to the Term Loan Agreement, we have guaranteed the obligations of Legacy Dragonfly and such obligations will be guaranteed by any of Legacy Dragonfly’s subsidiaries that are party thereto from time to time as guarantors. Also pursuant to the Term Loan Agreement, the Administrative Agent was granted a security interest in substantially all of the personal property, rights and assets of us as and Legacy Dragonfly to secure the payment of all amounts owed to lenders under the Term Loan Agreement. In addition, we entered into a Pledge Agreement pursuant to which we pledged to the Administrative Agent our equity interests in Legacy Dragonfly as further collateral security for the obligations under the Term Loan Agreement. At the closing of the Business Combination, we issued to the Term Loan Lenders (i) the penny warrants exercisable to purchase an aggregate of 2,593,056 shares at an exercise price of $0.01 per share, and (ii) warrants exercisable to purchase 1,600,000 shares of our common stock at an exercise price of $10.00 per share.

From January 1, 2023 to May 15, 2023, we issued and sold approximately 98,500 shares of our common stock under the ChEF Equity Facility, resulting in net cash proceeds of $670,593

On March 5, 2023, we issued a note in the principal amount of $1.0 million (the “Principal Amount”) to Brian Nelson, one of our directors, in a private placement in exchange for cash in an equal amount (the “Note”). The Note became due and payable in full on April 1, 2023. We were also obligated to pay a fee in the amount of $100,000 (the “Loan Fee”) to Mr. Nelson on April 4, 2023. The Principal Amount of the Note was paid in full on April 1, 2023 and the Loan Fee was paid in full on April 4, 2023.

Going Concern

For the quarter ended March 31, 2023, we generated net income of $4.9 million but had a negative cash flow from operations. As of March 31, 2023, we had approximately $15.8 million in cash and cash equivalents and working capital of $24.5 million.

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

Cash Flows for the Three months ended March 31, 2023, and March 31, 2022

	Three months ended March 31,
	2023	2022
Net Cash provided by/(used in):	(in thousands)
Operating Activities	$(3,838)	$(11,110)
Investing activities	$(589)	$(4,524)
Financing activities	$2,437	$111

Operating Activities

Net cash used in operating activities was $3.8 million for three months ended March 31, 2023, primarily due to a net operating loss of $9.8 million during the period offset by an increase in accounts payable and accrued expenses as a result of extended payments for the large influx of cells received late in 2022 and early 2023.

Net cash used in operating activities was $11.1 million for the three months ended March 31, 2022, primarily due to a net loss during the period in addition to an increase in inventory and reduction of accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2023, as compared to net cash used in investing activities of $4.5 million for the three months ended March 31, 2022. The decrease in cash used in investing activities was primarily due to a decrease in capital equipment expenses.

Financing Activities

Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2023, as compared to net cash provided by financing activities of $0.1 million for the three months ended March 31, 2022, and was primarily due to proceeds from a $1.0 million note payable and proceeds from public offering and warrants.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating lease liabilities. As of March 31, 2023, we had $1.2 million in short-term operating lease liabilities and $3.2 million in long-term operating lease liabilities.

As disclosed above, we have a Term Loan. As of March 31, 2023, the principal amount outstanding under the Term Loan was $77.4 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and our Chief Financial Officer concluded that, due to the material weaknesses previously reported in our 2022 Annual Report that have not yet been remediated, our disclosure controls and procedures were not effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

Except for the remediation plan described within our 2022 Annual Report, there were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management will continue to evaluate and enhance our processes as noted in the remediation plan described within our 2022 Annual Report. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Plan of Conversion, dated March 30, 2023.	8-K	2.1	03/31/23
3.1	Articles of Incorporation, as filed with the Secretary of State of the State of Nevada on March 30, 2023.	8-K	3.1	03/31/23
3.2	Bylaws, dated March 31, 2023.	8-K	3.2	03/31/23
4.1	Promissory Note of the Company, dated March 5, 2023.	8-K	4.1	03/09/23
10.1	First Amended and Restated Employment Agreement, dated February 24, 2023, by and between Dragonfly Energy Holdings Corp. and John Marchetti.	8-K	10.1	03/02/23
10.2	Limited Waiver, dated as of March 29, 2023, to the Term Loan, Guarantee and Security Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	03/29/23
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Articles of Conversion, as filed with the Secretary of State of the State of Nevada on March 30, 2023.	8-K	99.1	03/31/23
99.2	Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on March 30, 2023.	8-K	99.2	03/31/23
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included as Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dragonfly Energy Holdings Corp..

Date: May 15, 2023	By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ John Marchetti
John Marchetti
Chief Financial Officer
(Principal Financial and Accounting Officer)

