Form 10-Q
period 2023-06-30
Dragonfly Energy Holdings Corp.
filed 2023-08-21
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 16, 2023, there were 58,780,316 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

PAR T I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of
	June 30, 2023	December 31, 2022
Current Assets
Cash	$32,952	$17,781
Accounts receivable, net of allowance for credit losses	2,172	1,444
Inventory	44,198	49,846
Prepaid expenses	1,199	1,624
Prepaid inventory	2,942	2,002
Prepaid income tax	529	525
Other current assets	239	267
Total Current Assets	84,231	73,489
Property and Equipment
Machinery and equipment	15,932	10,214
Office furniture and equipment	275	275
Leasehold improvements	1,727	1,709
Vehicle	33	195
Total	17,967	12,393
Less accumulated depreciation and amortization	(2,180)	(1,633)
Property and Equipment, Net	15,787	10,760
Operating lease right of use asset	3,912	4,513
Total Assets	$103,930	$88,762
Current Liabilities

Accounts payable	19,990	13,475
Accrued payroll and other liabilities	9,758	6,295
Customer deposits	152	238
Uncertain tax position liability	128	128
Notes payable, current portion, net of deferred financing fees	22,372	19,242
Operating lease liability, current portion	1,239	1,188
Total Current Liabilities	53,639	40,566
Long-Term Liabilities
Warrant liabilities	14,637	32,831
Accrued expenses-long term	551	492
Operating lease liability, net of current portion	2,890	3,541
Total Long-Term Liabilities	18,078	36,864
Total Liabilities	71,717	77,430
Commitments and Contingencies (See Note 5)
Equity
Common stock, 170,000,000 shares at $0.0001 par value, authorized, 58,504,541 and 43,272,728 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	6	4
Preferred stock, 5,000,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Additional paid in capital	66,148	38,461
Retained deficit	(33,941)	(27,133)
Total Equity	32,213	11,332
Total Liabilities and Shareholders’ Equity	$103,930	$88,762

The accompanying notes are an integral part of these condensed and consolidated financial statements.

DRAGONFLY eNERGY hOLDINGS CORP.

Unaudited Condensed Interim Consolidated Statements of Operations

(in thousands, except share and per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022

Net Sales	$19,274	$21,622	$38,065	$39,925

Cost of Goods Sold	15,176	14,594	29,224	27,402

Gross Profit	4,098	7,028	8,841	12,523

Operating Expenses
Research and development	1,067	859	1,947	1,198
General and administrative	7,614	3,816	17,109	7,442
Selling and marketing	3,808	2,881	7,992	5,973

Total Operating Expenses	12,489	7,556	27,048	14,613

Loss From Operations	(8,391)	(528)	(18,207)	(2,090)

Other (Expense) Income
Interest expense	(4,113)	(1,228)	(7,928)	(2,491)
Change in fair market value of warrant liability	804	-	19,327	-
Total Other (Expense) Income	(3,309)	(1,228)	11,399	(2,491)

Loss Before Taxes	(11,700)	(1,756)	(6,808)	(4,581)

Income Tax (Benefit) Expense	-	(287)	-	(814)

Net Loss	$(11,700)	$(1,469)	$(6,808)	$(3,767)

Loss Per Share- Basic	$(0.25)	$(0.04)	$(0.15)	$(0.10)
Loss Per Share- Diluted	$(0.25)	$(0.04)	$(0.15)	$(0.10)
Weighted Average Number of Shares- Basic	47,418,269	36,616,430	46,263,591	36,579,990
Weighted Average Number of Shares- Diluted	47,418,269	36,616,430	46,263,591	36,579,990

The accompanying notes are an integral part of these condensed and consolidated financial statements.

dRAGONFLY eNERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

FOR THE PERIOD ENDED jUNE 30, 2023 AND 2022

(in thousands, except share data)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance -January 1, 2022	10,000,000	$2,000	20,875,475	$4	$1,619	$12,438	$14,061

Retroactive application of recapitalization	(10,000,000)	(2,000)	15,621,523	-	2,000	-	2,000
Adjusted balance, beginning of period	-	-	36,496,998	4	3,619	12,438	16,061
Net loss	-	-	-	-	-	(2,298)	(2,298)
Stock compensation expense	-	-	-	-	288	-	288
Exercise of stock options	-	-	100,374	-	113	-	113

Balance – March 31, 2022	-	$-	36,597,372	4	4,020	10,140	14,164
Net loss	-	-	-	-	-	(1,469)	(1,469)
Stock compensation expense	-	-	-	-	431	-	431
Exercise of stock options	-	-	152,366	-	89	-	89

Balance – June 30, 2022	-	$-	36,749,738	4	4,540	8,671	13,215

Balance -January 1, 2023	-	-	43,272,728	4	38,461	(27,133)	11,332
Net income	-	-	-	-	-	4,892	4,892
Common stock issued in public offering (ATM), net of costs	-	-	73,500	-	597	-	597
Exercise of stock options	-	-	36,009	-	93	-	93
Exercise of public warrants	-	-	64,971	-	747	-	747
Cashless exercise of liability classified warrants	-	-	2,348,294	1	10,166	-	10,167
Stock compensation expense	-	-	-	-	4,487	-	4,487

Balance – March 31, 2023	-	$-	45,795,502	$5	$54,551	$(22,241)	$32,315
Net income	-	-	-	-	-	(11,700)	(11,700)
Common stock issued in public offering, net of costs	-	-	11,405,000	1	7,877	-	7,878
Common stock issued in public offering (ATM), net of costs	-	-	25,000	-	74	-	74
Exercise of stock options	-	-	69,012	-	230	-	230
Cashless exercise of liability classified warrants	-	-	748,029	-	2,462	-	2,462
Shares issued for vested restricted stock units	-	-	461,998	-	-	-	-
Stock compensation expense	-	-	-	-	954	-	954
Balance - June 30, 2023	-	$-	58,504,541	$6	$66,148	$(33,941)	$32,213

The accompanying notes are an integral part of these condensed and consolidated financial statements.

dRAGONFLY eNERGY hOLDINGS cORP.

Unaudited Condensed Consolidated Statements of Cash Flows

For the SIX Months Ended June 30, 2023 and 2022

(in thousands)

	2023	2022
Cash flows from Operating Activities
Net Loss	$(6,808)	$(3,767)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Stock based compensation	5,441	719
Amortization of debt discount	620	1,196
Change in fair market value of warrant liability	(19,327)	-
Deferred tax liability	-	(819)
Non-cash interest expense (Paid-in Kind)	2,510	-
Provision for doubtful accounts	93	-
Depreciation and amortization	593	389
Loss on disposal of property and equipment	116	62
Changes in Assets and Liabilities
Accounts receivable	(821)	(3,876)
Inventories	5,648	(15,141)
Prepaid expenses	425	(1,236)
Prepaid inventory	(940)	4,308
Other current assets	28	(1,962)
Other assets	601	551
Income taxes payable	(4)	(973)
Accounts payable and accrued expenses	6,272	820
Customer deposits	(86)	(183)
Total Adjustments	1,169	(16,145)
Net Cash Used in Operating Activities	(5,639)	(19,912)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,571)	(4,819)
Net Cash Used in Investing Activities	(2,571)	(4,819)

The accompanying notes are an integral part of these condensed and consolidated financial statements.

dRAGONFLY eNERGY hOLDINGS cORP.

Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

For the Six Months Ended June 30, 2023 and 2022

(in thousands)

(continued from previous page)	2023	2022
Cash Flows from Financing Activities
Proceeds from public offering, net	22,002	-
Payment of offering costs	(362)	-
Proceeds from public offering (ATM), net	671	-
Proceeds from note payable, related party	1,000	-
Repayment of note payable, related party	(1,000)	-
Proceeds from exercise of public warrants	747	-
Proceeds from exercise of options	323	200
Net Cash Provided by Financing Activities	23,381	200

Net Increase (Decrease) in Cash	15,171	(24,531)
Beginning cash	17,781	28,630
Ending cash	$32,952	$4,099

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$237	$-
Cash paid for interest	$4,361	$1,254
Supplemental Non-Cash Items
Receivable of options exercised	$-	$2
Purchases of property and equipment, not yet paid	$3,583	$-
Cashless exercise of liability classified warrants	$12,628	$-

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

Although New Dragonfly was the legal acquirer of Legacy Dragonfly in the merger, Legacy Dragonfly was deemed to be the accounting acquirer, and the historical financial statements of Legacy Dragonfly became the basis for the historical financial statements of New Dragonfly upon the closing of the merger. New Dragonfly together with its wholly owned subsidiary, Dragonfly Energy Corp., is referred to hereinafter as the “Company.”

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed and consolidated financial statements should be read along with the Annual Report filed of the Company for the annual period ended December 31, 2022. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of and for the year then ended.

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

For the six months ended June 30, 2023 and 2022, the Company incurred loss from operations and had negative cash flow from operations. As of June 30, 2023, the Company had $32,952 in cash and working capital of $30,592. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements.

In connection with the Company’s senior secured term loan facility in an aggregate principal amount of $75,000 (the “Term Loan”), the Company is obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures (See Note 6). On March 29, 2023, the Company obtained a waiver from the Term Loan administrative agent and lenders of its failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023. While the Company was in compliance with its covenants for the quarter ended June 30, 2023, it is probable that the Company will fail to meet these covenants within the next twelve months. If the Company is unable to obtain a waiver or if the Company is unable to comply with such covenants, the lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recently issued accounting pronouncements:

There were no recently adopted accounting standards that had a material impact on the Company’s financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

The Company’s trade receivables are recorded when billed and represent claims against third parties that will be settled in cash. Generally, payment is due from customers within 30 – 90 days of the invoice date and the contracts do not have significant financing components. Trade accounts receivables are recorded gross and are net of any applicable allowance. The Company has an allowance for doubtful accounts as of June 30, 2023 and December 31, 2022 of $131 and $90, respectively.

Inventory

Inventories (Note 4), which consist of raw materials and finished goods, are stated at the lower of cost (first in, first out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we establish reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of June 30, 2023 and December 31, 2022, no such reserves were necessary.

Property and Equipment

Property and equipment are stated at cost, including the cost of significant improvements and renovations. Costs of routine repairs and maintenance are charged to expense as incurred. Depreciation and amortization are calculated by the straight line method over the estimated useful lives for owned property, or, for leasehold improvements, over the shorter of the asset’s useful life or term of the lease. Depreciation expense for the six months ended June 30, 2023 and 2022 was $593 and $389, respectively. Depreciation expense for the three months ended June 30, 2023 and 2022 was $296 and $197, respectively. The various classes of property and equipment and estimated useful lives are as follows:

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

The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. Payment terms for distributors and OEMs are typically due within 30-90 days after shipment. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of June 30, 2023 and December 31, 2022, the contract liability related to the Company’s customer deposits approximated $152 and $238, respectively. The Company recognized $221 of the contract liability pertaining to the year ended December 31, 2022 during the six months ended June 30, 2023. The entire contract liability balance of $434 as of January 1, 2022 was recognized as revenue during the six months ended June 30, 2022.

Disaggregation of Revenue

The following table present our disaggregated revenues by distribution channel:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Sales	2023	2022	2023	2022
Retail	5,829	11,850	$12,898	$24,885
Distributor	4,143	2,534	7,111	4,621
Original equipment manufacture	9,302	7,238	18,056	10,419
Total	$19,274	$21,622	$38,065	$39,925

Shipping and Handling

Shipping and handling fees paid by customers are recorded within net sales, with the related expenses recorded in cost of sales. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses. Shipping and handling costs associated with outbound freight totaled $1,958 and $2,534 for the six months ended June 30, 2023 and 2022, respectively. Shipping and handling costs associated with outbound freight totaled $951 and $1,306 for the three months ended June 30, 2023 and 2022, respectively.

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. The Company estimates, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation on June 30, 2023 and December 31, 2022 to be $329 and $328, respectively.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Concentrations

Receivables from two customers comprised approximately 22% and 20%, respectively, of accounts receivable as of June 30, 2023. Receivables from three customers comprised approximately 18%, 10% and 10%, respectively, of accounts receivable as of December 31, 2022. There are no other significant accounts receivable concentration.

Sales from one customer comprised approximately 26% of revenue for the six months ended June 30, 2023. One customer accounted for approximately 11% of the Company’s total revenue for the six months ended June 30, 2022. Sales from one customer comprised approximately 27% of revenue for the three months ended June 30, 2023. One customer accounted for approximately 15% of the Company’s total revenue for the three months ended June 30, 2022.

Payables to two vendors comprised approximately 56% and 10%, respectively, of accounts payables as of June 30, 2023. Payables to one vendor comprised approximately 61% of accounts payables as of December 31, 2022.

For the six months ended June 30, 2023, one vendor accounted for approximately 22% of the Company’s total purchases. For the six months ended June 30, 2022, one vendor accounted for approximately 26% of the Company’s total purchases. For the three months ended June 30, 2023, one vendor accounted for approximately 10% of the Company’s total purchases. For the three months ended June 30, 2022, two vendors accounted for approximately 17% and 15%, respectively, of the Company’s total purchases.

Advertising

The Company expenses advertising costs as they are incurred and are included in selling and marketing expenses.. Advertising expenses amounted to $1,270 and $1,262 for the six months ended June 30, 2023 and 2022, respectively. Advertising expenses amounted to $683 and $481 for the three months ended June 30, 2023 and 2022, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employee consultants using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options (Note 11). The fair value method requires the Company to estimate the fair value of stock-based payment awards to employees and non-employees on the date of grant using an option pricing model. Stock based compensation costs are based on the fair value of the underlying option calculated using the Black Scholes option pricing model and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Restricted stock unit awards are valued based on the closing trading value of the Company’s common stock, par value $0.0001, per share (the “Common Stock”) on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. The Company measures equity-based compensation awards granted to non-employees at fair value as the awards vest and recognizes the resulting value as compensation expense at each financial reporting period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, expected dividend yield, expected term, risk free rate of return, and the estimated fair value of the underlying common stock. Due to the lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies have characteristics similar to the Company, including stage of product development and focus on the lithium-ion battery industry. The Company uses the simplified method, which is the average of the final vesting tranche date and the contractual term, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company accounts for forfeitures as they occur.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss, credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has a liability of $128 as of June 30, 2023, and December 31, 2022 of uncertain tax positions. The Company’s accounting policy is to include penalties and interest related to income taxes if any, in selling, general and administrative expenses.

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

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 3 - Fair Value Measurements (Continued)

The following table presents assets and liabilities that were measured at fair value in the Condensed Consolidated Balance Sheets on a recurring basis as of June 30, 2023:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of June 30, 2023
Liabilities
Warrant liability- Term Loan	$875	$875	$-	$-	$875
Warrant liability- June public offering	13,612	13,612	-	-	13,612
Warrant liability- Private placement warrants	150	150	-	150	-
Total liabilities	$14,637	$14,637	$-	$150	$14,487

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

The carrying amounts of accounts receivable and accounts payable are considered level 1 and approximate fair value as of June 30, 2023 and December 31, 2022 because of the relatively short maturity of these instruments.

The carrying value of the term loan as of June 30, 2023 and December 31, 2022 approximates fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt and is considered level 2.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 4 - INVENTORY

Inventory consists of the following:

	June 30, 2023	December 31, 2022
Raw material	$38,713	$42,586
Finished goods	5,485	7,260
Total inventory	$44,198	$49,846

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

Operating Leases

The Company has leases related to the main office, warehouse space, research and development lab, and engineering office, all located in Reno, Nevada. The leases require annual escalating monthly payments ranging from $111 to $128. On February 2, 2022, the Company entered into a 124-month lease agreement in Reno, Nevada. The lease calls for monthly base rent of $230, $23 of fixed operating expense costs, and estimated monthly property taxes of $21. The monthly base rent and fixed operating expense costs are subject to escalation of 3% and 2.4%, respectively, on an annual basis. The first payment is due upon substantial completion of construction of the building which is expected to be within 2 years from the effective date. As of June 30, 2023, the lease has not commenced as the Company does not have control over the asset.

The following table presents the breakout of the operating leases as of:

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$3,912	$4,513
Short-term operating lease liabilities	1,239	1,188
Long-term operating lease liabilities	2,890	3,541
Total operating lease liabilities	$4,129	$4,729
Weighted average remaining lease term	3.1 years	3.6 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 5 - Commitments and Contingencies (Continued)

Operating Leases (Continued)

At June 30, 2023, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending	Amount
December 31, 2023 (1)	$704
December 31, 2024	1,435
December 31, 2025	1,435
December 31, 2026	893
Total lease payments	4,467
Less imputed interest	338
Total operating lease liabilities	$4,129

(1)	Represents scheduled payments for the remaining six-month period ending December 31, 2023

		For The Three Months Ended June 30,		For The Six Months Ended June 30,
Lease cost	Classification	2023	2022	2023	2022
Operating lease cost	Cost of goods sold	$348	$355	$695	$527
Operating lease cost	Research and development	23	40	45	59
Operating lease cost	General and administration	12	20	24	30
Operating lease cost	Selling and marketing	12	20	24	30
Total lease cost		$395	$435	$788	$646

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

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - DEBT

Financing Trust Indenture

On November 24, 2021, the Company entered into agreements to issue $45,000 in fixed rate senior notes (Series 2021-6 Notes) pursuant to a Trust Indenture held by UMB Bank, as trustee and disbursing agent, and Newlight Capital, LLC as servicer. The trust and debt documents also require a Lender Collateral Residual Value Insurance Policy (the “Insurance Policy”, with UMB Bank as named insured for $45,000), and a placement agent, which is Tribe Capital Markets, LLC.

In connection with the merger on October 7, 2022 (the “Closing Date”), the Company entered into a Term Loan, Guarantee and Security Agreement (see “Term Loan Agreement” below) and the outstanding principal balance for the Series 2021-6 Notes underlying the Trust Indenture was paid in full. A loss on extinguishment of $4,824 was recognized upon settlement. During the six months ended June 30, 2022, a total of $1,254 of interest expense was incurred under the debt. Amortization of the debt issuance costs amounted to $1,197 during the six months ended June 30, 2022. During the three months ended June 30, 2022, a total of $635 of interest expense was incurred under the debt. Amortization of the debt issuance costs amounted to $584 during the three months ended June 30, 2022.

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

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Debt (continued)

Term Loan Agreement (Continued)

During the three and six months ended June 30, 2023, a total of $3,651 and $7,147, respectively, of interest expense was incurred under the debt. Amortization of the debt issuance costs amounted to $401 and $620, respectively, during the three and six months ended June 30, 2023.

The carrying balance of $22,372 on June 30, 2023 consisted of $75,000 in principal, plus $3,702 Paid-in-Kind (PIK) interest, less $56,330 in unamortized debt discount related to the debt issuance costs.

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

Fixed Charge Coverage Ratio

The Fixed Charge Coverage Ratio is the ratio of consolidated EBITDA (less capital expenditures and certain other adjustments) to consolidated fixed charges, as defined in the agreement. If Liquidity is less than $17,500 as of the last day of any fiscal quarter (commencing with the quarter ending December 31, 2022), then the Company shall not permit the Fixed Charge Coverage Ratio for the trailing four quarterly periods ending on the last day of any such quarter to be less than 1.15 to 1.00.

Capital Expenditures

If consolidated EBITDA for the trailing twelve-month period ending on the most recently completed fiscal quarter is less than $15,000, then the level of capital expenditures is limited.

The Company was in compliance with its covenants as of June 30, 2023 and December 31, 2022. During the three months ended March 31, 2023, the Company determined it would fail to satisfy the fixed charge coverage ratio and maximum senior leverage ratio for the quarter. On March 29, 2023, the Company obtained a waiver from the Administrative Agent and the Term Loan Lenders of its failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023. As a result of the uncertainty of maintaining compliance with financial covenants the Company has continued to classify the entire term loan balance within current liabilities on the balance sheet..

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Debt (continued)

Future Debt Maturities

At June 30, 2023, the future debt maturities are as follows:

For Year Ended December 31,
2023 (1)	$-
2024	938
2025	3,750
2026	80,620
Total	85,308
Less: Estimated interest paid-in-kind	(6,606)
Total debt	78,702
Less: Unamortized debt issuance costs, noncurrent	(56,330)
Total carrying amount	22,372
Less: Current portion of debt	(22,372)
Total long-term debt	$-

(1)	Represents scheduled payments for the remaining six-month period ending December 31, 2023

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

Contingent Compensation

If, within twenty-four months of the Agreement the Company realizes $3,000 in gross sales of product either (a) sold under the Wakespeed brand and/or (b) which incorporates any portion of Purchased IP as listed within the agreement, then the Company will pay to Thomason and Jones each the amount of $1,000 as soon as reasonably practicable. This payment may be made in cash or common stock, in the sole discretion of the Company. As a result, the Company determined that a liability should be recorded ratably over the 24-month period. The Company recognized immediate compensation expense within sales and marketing of $417 on October 1, 2022 for amounts that should have been accrued for during the period April 2022 through September 2022. In October 2022, the Company determined the sales goals will most likely be achieved within 18 months. As a result, the Company changed its estimate prospectively and accelerated the accrual as if the sales goals would be achieved within an 18-month period from the date of acquisition. As a result, the Company recorded an accrual related to the Earn Out in the amount of $1,909 and $782 as of June 30, 2023 and December 31, 2022, respectively.

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

In February 2023, the Company entered into an agreement with its former COO in which the COO waived their rights to a transaction bonus resulting from the merger transaction (Note 1) in lieu of a Company van. The Company accounted for the cost of the van as an employee bonus, resulting in $116 of general and administrative expense for the current period.

On March 5, 2023, the Company entered into a convertible promissory note (the “Note”) with a board member in the amount of $1,000, or the Principal Amount. Upon execution of the Note and funding of the original principal sum, a payment of $100 (the “Loan Fee”) was fully earned as of the date of the Note and was due and payable in full in cash on April 4, 2023. The Company paid the Principal Amount and the Loan Fee on April 1, 2023 and April 4, 2023, respectively.

On April 26, 2023, the Company entered into a separation and release of claims agreement with its Chief Legal Officer (“CLO”). As consideration for the CLO’s execution of the agreement, the Company agreed to pay the employee payments equivalent to $720 for wages and benefits divided into 24 monthly payments commencing on June 1, 2023, and all outstanding equity-based compensation awards to become fully vested and exercisable resulting in an expense of $76. The CLO shall have 3 months from the termination date to exercise outstanding options. The three-month period ended on July 26, 2023 in which the options were not exercised and the options were forfeited as a result.

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

During the six months ended June 30, 2023, the Company received proceeds from public warrant exercises of $747 in exchange for 64,971 common shares. The Company did not receive any proceeds from public warrants during the three months ended June 30, 2023.

June 2023 Offering

In connection with the entry into the underwriting agreement as further described in Note 10 of the financial statements, (the “June 2023 Offering”) the Company issued (i) underwriters warrants to purchase up to an aggregate of 570,250 shares of Common Stock (the “Underwriters’ Warrants”) which are exercisable upon issuance and will expire on June 20, 2028. The initial exercise price of the Underwriters’ Warrants is $2.50 per share, which equals 125% of the per share public offering price in the June 2023 Offering and (ii) warrants to purchase up to 10,000,000 shares of Common Stock to the investors in the offering together with shares of Common Stock (the “Investor Warrants”), at the combined public offering price of $2.00 per share of Common Stock and accompanying Warrant, less underwriting discounts and commissions . The Company also granted the underwriters a 45-day over-allotment option to purchase up to an additional 1,500,000 shares of Common Stock and/or Investor Warrants to purchase up to 1,500,000 shares of Common Stock at the public offering price per security, less underwriting discounts and commissions. The underwriters exercised its over-allotment option to purchase an additional 1,405,000 shares of Common Stock and Investor Warrants to purchase up to 1,405,000 shares of Common Stock. The Company accounts for the Investor Warrants issued in connection with the Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Investor Warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. It was determined that the Underwriters’ Warrants were not precluded from equity treatment and have been accounted for as such.

Underwriter Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2023	-
Warrants issued	570,250
Warrants Outstanding, June 30, 2023	570,250

There were no underwriter warrants issued, exercised and outstanding from the period January 1, 2022 through June 30, 2022.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (continued)

Common Stock Warrants classified as Liability

Private Placement Warrants

The Private Placement Warrants may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holders’ option and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement). The Private Warrants may not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of, the Private Warrants (or any securities underlying the Private Warrants) for a period of one hundred eighty (180) days following the effective date of the Registration Statement to anyone other than any member participating in the Public Offering and the officers or partners thereof, if all securities so transferred remain subject to the lock-up restriction for the remainder of the time period. During the six months ended June 30, 2023, private placement warrant holders exercised 3,126,472 warrants on a cashless basis, with the Company agreeing to issue 1,100,000 shares of common stock in connection with such exercise. There were 1,501,386 and 4,627,858 private warrants issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. The Company accounts for the Private Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private warrants do not meet the criteria for equity treatment thereunder, each private warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date.

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

Term Loan Warrants

In connection with the entry into the Term Loan Agreement, and as a required term and condition thereof, the Company issued (i) the penny warrants to the Term Loan Lenders exercisable to purchase an aggregate of 2,593,056 shares (the “Penny Warrants”) and (ii) the $10 warrants to issue warrants to the Term Loan Lenders exercisable to purchase an aggregate of 1,600,000 shares of common stock at $10 per share (the “$10 Warrants” and, together with the Penny Warrants, the “Term Loan Warrants”). The $10 Warrants were exercised on a cashless basis on October 10, 2022, with the Company issuing 457,142 shares of Common Stock in connection with such exercise. During the three months ended June 30, 2023, penny warrant holders exercised 750,000 warrants on a cashless basis, with the Company agreeing to issue 748,029 shares of common stock in connection with such exercise. The Company concluded the warrants are not considered indexed to the Company’s stock and to be accounted for as liabilities under ASC 815. As such, the estimated fair value is recognized as a liability each reporting period, with changes in the fair value recognized within income each period.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Penny Warrants:

	As of June 30, 2023	As of December 31, 2022
Common stock price	$1.48	$11.09
Exercise price	0.01	0.01
Dividend yield	0%	0%
Term (in years)	9.27	9.77
Volatility	119.00%	90.00%
Risk-free rate	3.80%	3.90%
Fair value	$1.48	$11.89

The following table provides the significant inputs to the Black-Scholes method for the fair value of the June Offering Warrants:

	As of June 30, 2023	As of June 20, 2023 (Initial Measurement)
Common stock price	$1.48	$1.50
Exercise price	$2.00	$2.00
Dividend yield	0%	0%
Term (in years)	4.98	5
Volatility	119.00%	118.00%
Risk-free rate	4.10%	4.00%
Fair value	$1.19	$1.21

The following table presents a roll-forward of the Company’s warrants from January 1, 2023 to June 30, 2023:

Private Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2023	4,627,858
Exercise of warrants	(3,126,472)
Warrants Outstanding, June 30, 2023	1,501,386

There were no private warrants issued, exercised and outstanding from the period January 1, 2022 through June 30, 2022.

Public Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2023	9,487,500
Exercise of warrants	(64,971)
Warrants Outstanding, June 30, 2023	9,422,529

There were no public warrants issued, exercised and outstanding from the period January 1, 2022 through June 30, 2022.

Term Loan Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2023	2,593,056
Exercise of warrants	(2,000,000)
Warrants Outstanding, June 30, 2023	593,056

There were no term loan warrants issued, exercised and outstanding from the period January 1, 2022 through June 30, 2022.

Investor Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2023	-
Warrants issued	11,405,000
Warrants Outstanding, June 30, 2023	11,405,000

There were no investor warrants issued, exercised and outstanding from the period January 1, 2022 through June 30, 2022.

The following table presents a roll forward of the aggregate fair values of the Company’s warrant liabilities for which fair value is determined by Level 3 Inputs. The only class of warrants that were determined to be Level 3 are the term loan warrants.

Warrant Liability
Balances, January 1, 2023	$30,841
Issuance of warrants	13,762
Exercise of warrants	(11,284)
Change in fair value of warrants	(18,832)
Balances, June 30, 2023	$14,487

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 10 - COMMON STOCK

The Company is authorized to issue up to 170,000,000 shares of common stock with $0.0001 par value. Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the rights of the preferred stockholders. As of June 30, 2023 and December 31, 2022, there were 58,504,541 and 43,272,728 shares issued and outstanding. No dividends on common stock had been declared by the Company.

For the six months ended June 30, 2023 and 2022, the Company had reserved shares of common stock for issuance as follows:

	June 30, 2023	June 30, 2022
Options issued and outstanding	3,443,099	4,008,139
Common stock outstanding	58,504,541	36,749,738
Warrants outstanding	23,492,221	-
Earnout shares	40,000,000	-
Shares available for future issuance	4,434,916	622,491
Total	129,874,777	41,380,368

ChEF Equity Facility

The Company and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “ChEF RRA”) in connection with the merger. Pursuant to the Purchase Agreement, the Company has the right to sell to CCM LLC an amount of shares of Common Stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the Purchase Agreement. In addition, the Company appointed LifeSci Capital, LLC as “qualified independent underwriter” with respect to the transactions contemplated by the Purchase Agreement. Under the terms of the Purchase Agreement, the Company issued 98,500 shares pursuant to the Purchase Agreement with CCM LLC for aggregate net proceeds to the Company of $671 from the period January 1, 2023 through June 30, 2023.

June 2023 Offering

In the June 2023 Offering, the Company sold an aggregate of (i) 10,000,000 shares of its Common Stock and, (ii) accompanying Investor Warrants to purchase up to 10,000,000 shares of Common Stock, at the combined public offering price of $2.00 per share and accompanying Investor Warrant, less underwriting discounts and commissions, and (iii) the Underwriters’ Warrants. In addition, the Company granted the underwriters a 45-day over-allotment option to purchase up to an additional 1,500,000 shares of Common Stock and/or Investor Warrants to purchase up to an aggregate of 1,500,000 shares of Common Stock at the public offering price per security, less underwriting discounts and commissions.

The Investor Warrants are exercisable for five years from the closing date of the June 2023 Offering, have an exercise price of $2.00 per share and are immediately exercisable. In the event of certain fundamental transactions, holders of the Investor Warrants will have the right to receive the Black Scholes Value (as defined in the Investor Warrants) of their Investor Warrants calculated pursuant to the formula set forth in the Investor Warrants, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of Common Stock. The Underwriters’ Warrants are exercisable upon issuance at an exercise price of $2.50 per share and will expire on June 20, 2028.

The Company granted the underwriters a 45-day over-allotment option to purchase up to an additional 1,500,000 shares of Common Stock and/or Warrants to purchase up to an aggregate of 1,500,000 shares of Common Stock at the public offering price per security, less underwriting discounts and commissions, of which the underwriters exercised for 1,405,000 shares of Common Stock and Investor Warrants to purchase up to 1,405,000 shares of Common Stock and the remaining was not exercised within the 45-day window.

The Company received gross proceeds of $22,810 and incurred $2,074 of offering related costs. The gross proceeds were first allocated to the liability classified warrants based upon the transaction date fair value and then to the equity classified warrants with the residual allocated to the common shares. The offering related costs were allocated based on the relative fair value of all instruments, of which $1,169 was accounted for as a reduction of additional-paid-in-capital and $905 was recorded within general and administrative expenses. The Company accounted for the investor warrants issued in connection with the Public Offering and the exercise of the underwriters’ over-allotment option in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are precluded from equity classification. The fair value of the warrants were recorded as a liability in the amount of $13,762 on issuance and are being fair valued at each reporting period.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - STOCK-BASED COMPENSATION

Share-based compensation expense for options and RSUs totaling $5,441 and $719 was recognized in the Company’s consolidated statements of operations for the six months ended June 30, 2023 and 2022, respectively. Share-based compensation expense for options and RSUs totaling $954 and $431 was recognized in the Company’s consolidated statements of operations for the three months ended June 30, 2023 and 2022, respectively.

Share-based compensation for the six months ended June 30, 2023 and 2022 was allocated as follows:

	June 30,
	2023	2022
Cost of goods sold	$75	$143
Research and development	49	171
Selling and marketing	971	192
General and administrative expense	4,346	213
Total	$5,441	$719

Share-based compensation for the three months ended June 30, 2023 and 2022 was allocated as follows:

	June 30,
	2023	2022
Cost of goods sold	$39	$46
Research and development	20	134
Selling and marketing	115	132
General and administrative expense	780	119
Total	$954	$431

A summary of the Company’s option activity and related information follows:

	Number of Options (1)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2022	3,690,955	$1.98	$1.38	8.52	$6,550
Options granted	602,275	4.08	1.81		-
Options forfeited	(30,468)	2.93	2.32		-
Options exercised	(254,623)	0.94	2.39		-
Balances, June 30, 2022	4,008,139	$2.36	$1.72	8.43	$5,845

Balances, January 1, 2023	3,642,958	$2.02	$1.21	7.90	$35,989
Options granted	143,607	7.50	3.82		632
Options forfeited	(238,345)	3.53	1.62		369
Options exercised	(105,121)	3.07	5.91		298
Balances, June 30, 2023	3,443,099	$2.11	$1.27	6.16	$1,520

At June 30, 2023
Vested and Exercisable	2,164,874	$1.55		4.89	$1,389
Vested and expected to vest	3,443,099	$2.11		6.16	$1,520

(1)	Number of options and weighted average exercise price has been adjusted to reflect the exchange of Legacy Dragonfly’s stock options for New Dragonfly stock options at an exchange ratio of approximately 1.182 as a result of the merger. See Note 1 for additional information.

Restricted Stock Units

On October 7, 2022, the Company granted 180,000 restricted stock units under the 2022 plan which vest one year from the grant date. The fair value of the restricted stock units on the date of grant was $2,520, which is recognized as compensation expense over the requisite service period based on the value of the underlying shares on the date of grant. On February 10, 2023, the Company granted 461,998 restricted stock units under the 2022 plan which vested immediately. The fair value of the restricted stock units on the date of grant was $3,464 and was recorded as compensation expense during the six months ended June 30, 2023. During the first six months of 2023, the Company granted an additional 28,000 restricted stock units which have not vested. The fair value of the 28,000 unvested restricted stock units was $105 and an expense of $7 was recorded during the six months ended June 30, 2023.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - Stock-Based Compensation (Continued)

Restricted Stock Units (Continued)

There were no grants of restricted stock units prior to October 7, 2022. The following table presents the restricted stock units activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Fair Market Value
Unvested shares at January 1, 2023	180,000	$14.00
Granted and unvested	489,998	7.29
Vested	(461,998)	7.50
Unvested shares, June 30, 2023	208,000	$14.00

Vested and exercisable as of June 30, 2023	-	$-

As of June 30, 2023, there were 4,434,916 shares of unissued authorized and available for future awards under the 2022 Equity Incentive Plan and Employee Stock Purchase Plan.

Note 12 – SUPPLIER AGREEMENT

On May 9, 2023, Ioneer Rhyolite Ridge LLC (“Seller”), an emerging lithium-boron producer, and the Company announced a commercial offtake agreement partnership whereby the Seller is developing the Rhyolite Ridge Project which, once completed, is expected to produce lithium carbonate, and boric acid (the “Project”). Beginning on the supply start date which is the date the Seller notifies the Company that the project is fully completed and commissioned in accordance with the engineering, procurement and construction contract, and for the duration of the supply period, the Company shall purchase and receive product from Seller, on the terms and conditions of the agreement. The agreement calls for a minimum annual purchase requirement. The agreement becomes effective when the seller has informed the Company that the seller has made a positive financial investment decision in respect of the project.

Note 13 - LOSS PER SHARE

The Company follows the two-class method when computing net loss per share as the Company has issued warrants that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of potential future exercises of outstanding stock options and common stock warrants. Because the inclusion of potential common shares would be anti-dilutive for all periods presented, they have been excluded from the calculation.

The Company’s common stock warrants contractually entitle the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2023 and 2022.

The following table sets forth the information needed to compute basic and diluted loss per share for the three and six months ended June 30, 2023 and 2022:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net Loss attributable to common stockholders	$(11,700)	$(1,469)	$(6,808)	$(3,767)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	47,418,269	36,616,430	46,263,591	36,579,990
Net loss per share of common stock, basic and diluted	$(0.25)	$(0.04)	$(0.15)	$(0.10)

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	June 30, 2023	June 30, 2022
Warrants	23,492,221	-
Restricted stock units	208,000	-
Options	3,443,099	4,008,139
Weighted average number of common shares-basic	27,143,320	4,008,139

NOTE 14 – INCOME TAXES

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The Company recorded an income tax expense (benefit) of $0 and ($814) during the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all the Company’s deferred tax assets will not be realized. The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. The Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to the period ending June 30, 2023, and through August 8, 2023, 273,100 investor warrants were exercised for net proceeds of $546.

In July 2023, upon a request from the Company’s lenders under the term loan agreement, the Company repaid $5,275 of principal to satisfy a portion of its outstanding principal under the term loan agreement.

On July 6, 2023, the Company opened a 12-month time deposit account at Wells Fargo Commercial Banking amounting to $315 with fixed interest rate of 2%, payable on a monthly basis. The time deposit account has a current maturity date of July 6, 2024 and is subject to automatic annual renewal.

In July of 2023, the Company was notified by its largest RV OEM customer that, due to weaker demand for its products and their subsequent focus on reducing costs, it would no longer install the Company’s storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers. While this customer is not moving to a different solution or competitor, the Company expects this change in strategy to have a material limiting effect on the Company’s revenue throughout the remainder of 2023.

On August 20, 2023, upon mutual agreement between the Company and Mr. Marchetti, Mr. Marchetti resigned from his position as the Company’s Chief Financial Officer. Mr. Marchetti will continue in the role of Senior Vice President, Operations. In connection with Mr. Marchetti’s resignation, on August 20, 2023, the Board appointed Denis Phares, the Company’s President, Chief Executive Officer, and Chairman of the Board, to succeed Mr. Marchetti as the Company’s interim Chief Financial Officer. Dr. Phares will continue his duties as President, Chief Executive Officer, and Chairman of the Board. The Company intends to commence a search for a full time Chief Financial Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Dragonfly Energy Holdings Corp., a Nevada corporation. References to our “Sponsor” refer to Chardan NexTech Investments 2 LLC, a Delaware limited liability company and references to “Legacy Dragonfly” refer to Dragonfly Energy Corp., a Nevada corporation and our wholly-owned subsidiary. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. Please see “Part I—Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023, as amended on May 1, 2023, for additional risks which could adversely impact our business and financial performance.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaims any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

Overview

Our Business

We are a manufacturer of non-toxic deep cycle lithium-ion batteries that are designed to displace lead acid batteries in a number of different storage applications and end markets including recreational vehicle (“RV”), marine vessel, and solar and off-grid industries, with disruptive solid-state cell technology currently under development.

Since 2020, we have sold over 266,000 batteries. For the quarters ended June 30, 2023, and June 30, 2022, we sold 20,966 and 21,651 batteries, respectively, and had $19.3 million and $21.6 million in net sales, respectively. We currently offer a line of batteries across our “Battle Born” and “Dragonfly” brands, each differentiated by size, power and capacity, consisting of seven different models, four of which come with a heated option. We primarily sell “Battle Born” branded batteries directly to consumers (“DTC”) and “Dragonfly” branded batteries to original equipment manufacturers (“OEMs”).

We currently source the lithium iron phosphate cells incorporated into our batteries from a limited number of carefully selected suppliers that can meet our demanding quality standards and with whom we have developed long-term relationships.

To supplement our battery offerings, we also offer our line of proprietary Wakespeed alternator regulation products which are necessary to ensure that the alternator does not get unduly stressed during the current delivery to the batteries, and that the current delivery remains within the operating limits of the onboard battery bank. In addition to its own accessories we are also a reseller of accessories for battery systems. These include chargers, inverters, monitors, controllers, solar panels and other system accessories from brands such as Victron Energy, Progressive Dynamics, REDARK, Rich Solar, and Sterling Power.

In addition to our conventional lithium iron phosphate (“LFP”) batteries, we are currently developing the next generation of LFP solid-state cells. Since our founding, we have been developing proprietary battery cell manufacturing processes and solid-state battery cell technology for which we have issued patents and pending patent applications, where appropriate. Solid-state lithium-ion technology eliminates the use of a liquid electrolyte, which addresses the residual heat and flammability issues arising from lithium-ion batteries. The unique competitive advantage of our cell manufacturing process is highlighted by our dry deposition technology, which completely displaces the need for toxic solvents in the manufacturing process and allows for the rapid and scalable production of chemistry-agnostic cells. Additionally, our internal production of battery cells will streamline our supply chain, allowing us to vertically integrate our cells into our batteries, thereby lowering our production costs.

As of June 30, 2023, we had cash totaling $32.9 million. Our net loss for the quarter ended June 30, 2023 was $11.7 million and our net loss for the quarter ended June 30, 2022 was $1.5 million. As a result of becoming a publicly traded company, we continue to need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees. As discussed under “—Liquidity and Capital Resources” below we expect that we will need to raise additional funds, including through the use of our $150 million equity facility (the “ChEF Equity Facility”) with Chardan Capital Markets LLC (“CCM LLC”) and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects.

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

June 2023 Offering

On June 20, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the several underwriters (the “Underwriters”), pursuant to which we sold to the Underwriters, in a firm commitment underwritten public offering (the “June 2023 Offering”), an aggregate of (i) 10,000,000 shares of its common stock, par value $0.0001 (“Common Stock”) and (ii) accompanying warrants to purchase up to 10,000,000 shares of Common Stock (the “Investor Warrants”), at the combined public offering price of $2.00 per share and accompanying Investor Warrant, less underwriting discounts and commissions, and (iii) warrants to purchase up to an aggregate of 570,250 shares of Common Stock (the “Underwriters’ Warrants”). In addition, we granted the Underwriters a 45-day over-allotment option to purchase up to an additional 1,500,000 shares of Common Stock and/or Investor Warrants to purchase up to an aggregate of 1,500,000 shares of Common Stock at the public offering price per security, less underwriting discounts and commissions.

The Investor Warrants are exercisable for five years from the closing date of the Offering, have an exercise price of $2.00 per share and are immediately exercisable. In the event of certain fundamental transactions, holders of the Investor Warrants will have the right to receive the Black Scholes Value (as defined in the Investor Warrants) of their Investor Warrants calculated pursuant to the formula set forth in the Investor Warrants, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of Common Stock. The Underwriters’ Warrants are exercisable upon issuance and will expire on June 20, 2028. The initial exercise price of the Underwriters’ Warrants is $2.50 per share, which equals 125% of the per share public offering price in the Offering.

As part of the June 2023 Offering, the Underwriters partially exercised their over-allotment option in the amount of 1,405,000 shares of Common Stock and Investor Warrants to purchase 1,405,000 shares of Common Stock. The June 2023 Offering closed on June 22, 2023. The aggregate net proceeds from this offering, including the partial over-allotment option, was approximately $21.1 million.

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

Demand from end market consumers is impacted by a number of factors, including travel restrictions, fuel costs and energy demands (including an increasing trend towards the use of green energy), as well as overall macro-economic conditions. Sales of our batteries have benefited from the increased adoption of the RV lifestyle, the demand for and inclusion of additional appliances and electronics in RVs, and the accelerating trend of solar power adoption among RV customers. However, in recent months rising fuel costs and other macro-economic conditions, such as inflation and rising interest rates, have caused a downward shift in decisions taken by end market consumers around spending in the RV market and in July of 2023, we were notified by our largest RV OEM customer that, due to weaker demand for its products and their subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers. While this customer is not moving to a different solution or competitor, we do expect this change in strategy to have a material limiting effect on our revenue throughout the remainder of 2023.

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

Supply

We currently rely on two carefully selected cell manufacturers located in China, and a single supplier, also located in China, to manufacture our proprietary battery management system, and we intend to continue to rely on these suppliers going forward. Our close working relationships with our China-based LFP cell suppliers, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts) and order and receive delivery of cells in anticipation of required demand, has helped us moderate increased supply-related costs associated with inflation, currency fluctuations and U.S. government tariffs imposed on our imported battery cells and to avoid potential shipment delays. To mitigate against potential adverse production events, we opted to build our inventory of key components, such as battery cells. However, as many of the supply chain challenges and delays that were prevalent over the last several years have eased, the Company is now actively working down its inventory to more appropriate safety stock levels.

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

Results of Operations

Comparisons for the Three months ended June 30, 2023 and June 30, 2022

The following table sets forth our results of operations for the three months ended June 30, 2023, and June 30, 2022. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three months ended June 30,
	2023	% Net Sales	2022	% Net Sales
	(in thousands)
Net Sales	$19,274	100.0	$21,622	100.0
Cost of Goods Sold	15,176	78.7	14,594	67.5
Gross profit	4,098	21.3	7,028	32.5
Operating expenses
Research and development	1,067	5.5	859	4.0
General and administrative	7,614	39.5	3,816	17.6
Sales and marketing	3,808	19.8	2,881	13.3
Total Operating expenses	12,489	64.8	7,556	34.9
Loss From Operations	(8,391)	(43.5)	(528)	(2.4)
Other Income (Expense)
Other income	—	—	—	—
Interest expense, net	(4,113)	(21.3)	(1,228)	(5.7)
Change in fair market value of warrant liability	804	4.2	—	—
Total Other Expense	(3,309)	(17.2)	(1,228)	(5.7)
Loss Before Taxes	(11,700)	(60.7)	(1,756)	(8.1)
Income Tax Benefit	—	—	(287)	(1.3)
Net Loss	$(11,700)	(60.7)	$(1,469)	(6.8)

	Three months ended June 30,
	2023	2022
	(in thousands)
Retailer	5,829	11,850
Distributor	4,143	2,534
DTC	9,972	14,384
% Net Sales	51.7	66.5
OEM	9,302	7,238
% Net Sales	48.3	33.5
Net Sales	$19,274	21,622

Net Sales

Net sales decreased by $2.3 million, or 10.9%, to $19.3 million for the three months ended June 30, 2023, as compared to $21.6 million for the quarter ended June 30, 2022. This decrease was primarily due to lower DTC battery and accessory sales partially offset by higher OEM sales. For the quarter ended June 30, 2023, OEM revenue increased by $2.1 million as a result of increased adoption of our products by new and existing customers, several of whom have begun to “design in” our batteries in various RV models as original equipment or have increased purchases in response to end-customer demand for safer, more efficient batteries and as a replacement for traditional lead-acid batteries. In July of 2023, we were notified by our largest RV OEM customer that, due to weaker demand for its products and their subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers. While this customer is not moving to a different solution or competitor, we do expect this change in strategy to have a material limiting effect on our revenue throughout the remainder of 2023. DTC revenue decreased by $4.4 million as a result of decreased customer demand for our products due to rising interest rates and inflation.

Cost of Goods Sold

Cost of revenue increased by $0.6 million, or 4.0%, to $15.2 million for the three months ended June 30, 2023, as compared to $14.6 million for the quarter ended June 30, 2022. This increase was primarily due to higher material costs associated with consuming higher priced inventory.

Gross Profit

Gross profit decreased by $2.9 million, or 41.7%, to $4.1 million for the three months ended June 30, 2023, as compared to $7.0 million for the quarter ended June 30, 2022. The decrease in gross profit was primarily due to a change in revenue mix that included a larger percentage of lower margin OEM sales and a lower percentage of higher margin DTC sales, combined with the aforementioned increase in material costs.

Research and Development Expenses

Research and development expenses increased by $0.2 million or 24.2%, to $1.1 million for the three months ended June 30, 2023, as compared to $0.9 million for the quarter ended June 30, 2022. The increase was primarily due to higher patent expenses, increase wages associated with increased headcount, and higher materials and supply costs associated with development work.

General and Administrative Expenses

General and administrative expenses increased by $3.8 million, or 99.5%, to $7.6 million for the three months ended June 30, 2023, as compared to $3.8 million for the quarter ended June 30, 2022. This increase was primarily due a $2.0 million increase in professional services, compliance, and insurance costs, a $0.7 million severance expense, and a $0.7 million increase in stock-based compensation costs.

Selling and Marketing Expenses

Sales and marketing expenses increased by $0.9 million, or 32.2%, to $3.8 million for the three months ended June 30, 2023, as compared to $2.9 million for the quarter ended June 30, 2022. This increase was primarily due to a $1.1 million increase in wage-related expenses primarily due to the addition of sales and marketing personnel to support growth in our existing end markets, as well as to drive growth in the new, adjacent end markets we are targeting. This increase was partially offset by lower shipping costs, due to the decline in DTC sales and change in revenue mix.

Total Other Expense

Other expense totaled $3.3 million for the quarter ended June 30, 2023 as compared to total other expense of $1.2 million for the quarter ended June 30, 2022. Other income in the quarter ended June 30, 2023 is comprised of $4.1 million in interest expense related to our debt securities, partially offset by a change in fair market value of our warrants in the amount of $0.8. The $1.2 million expense in the quarter ended June 30, 2022 was comprised of interest expense related to the senior secured notes of $45 million which were retired as a result of the Business Combination.

Income Tax (Benefit) Expense

There was no tax expense recorded for the quarter ended June 30, 2023, as compared to $0.3 million benefit for the quarter ended June 30, 2022. The income tax benefit of $0.3 million for the quarter ended June 30, 2022 was expected to be used against future tax obligations. Based on available evidence as of June 30, 2023, management believes it is more likely than not that some or all the deferred tax assets will not be realized. Accordingly, the Company established a 100% valuation allowance. As a result of the full valuation allowance, the Company did not record a tax benefit during the quarter ended June 30, 2023.

Net Loss

We generated a net loss of $11.7 million for the quarter ended June 30, 2023, as compared to a net loss of $1.5 million for the quarter ended June 30, 2022. As described above, this result was driven lower sales, increased cost of goods sold, higher operating expenses, and increased other expense.

Comparisons for the Six months ended June 30, 2023 and June 30, 2022

The following table sets forth our results of operations for the six months ended June 30, 2023, and June 30, 2022. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Six months ended June 30,
	2023	% Net Sales	2022	% Net Sales
	(in thousands)
Net Sales	$38,065	100.0	$39,925	100.0
Cost of Goods Sold	29,224	76.8	27,402	68.6
Gross profit	8,841	23.2	12,523	31.4
Operating expenses
Research and development	1,947	5.1	1,198	3.0
General and administrative	17,109	44.9	7,442	18.6
Sales and marketing	7,992	21.0	5,973	15.0
Total Operating expenses	27,048	71.1	14,613	36.6
(Loss) From Operations	(18,207)	(47.8)	(2,090)	(5.2)
Other Income (Expense)
Other income	—	—	—	—
Interest expense, net	(7,928)	(20.8)	(2,491)	(6.2)
Change in fair market value of warrant liability	19,327	50.8	—	—
Total Other Income (Expense)	11,399	29.9	(2,491)	(6.2)
(Loss) Before Taxes	(6,808)	(17.9)	(4,581)	(11.5)
Income Tax Benefit	—	—	(814)	(2.0)
Net Loss	$(6,808)	(17.9)	$(3,767)	(9.4)

	Six months ended June 30,
	2023	2022
	(in thousands)
Retailer	12,898	24,885
Distributor	7,111	4,621
DTC	20,009	29,506
% Net Sales	52.6	73.9
OEM	18,056	10,419
% Net Sales	47.4	26.1
Net Sales	$38,065	39,925

Net Sales

Net sales decreased by $1.9 million, or 4.7%, to $38.1 million for the six months ended June 30, 2023, as compared to $39.9 million for the six months ended June 30, 2022. This decrease was primarily due to lower DTC battery and accessory sales partially offset by higher OEM sales. For the six months ended June 30, 2023, OEM revenue increased by $7.6 million as a result of increased adoption of our products by new and existing customers, several of whom have begun to “design in” our batteries in various RV models as original equipment or have increased purchases in response to end-customer demand for safer, more efficient batteries and as a replacement for traditional lead-acid batteries. . In July of 2023, we were notified by our largest RV OEM customer that, due to weaker demand for its products and their subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers. While this customer is not moving to a different solution or competitor, we do expect this change in strategy to have a material limiting effect on our revenue throughout the remainder of 2023. DTC revenue decreased by $9.5 million as a result of decreased customer demand for our products due to rising interest rates and inflation.

Cost of Goods Sold

Cost of revenue increased by $1.8 million, or 6.6%, to $29.2 million for the six months ended June 30, 2023, as compared to $27.4 million for the six months ended June 30, 2022. This increase was primarily due to higher material costs associated with consuming higher priced inventory.

Gross Profit

Gross profit decreased by $3.7 million, or 29.4%, to $8.8 million for the six months ended June 30, 2023, as compared to $12.5 million for the six months ended June 30, 2022. The decrease in gross profit was primarily due to a change in revenue mix that included a larger percentage of lower margin OEM sales and a lower percentage of higher margin DTC sales, combined with the aforementioned higher material costs.

Research and Development Expenses

Research and development expenses increased by $0.7 million or 62.5%, to $1.9 million for the six months ended June 30, 2023, as compared to $1.2 million for the six months ended June 30, 2022. The increase was primarily due increased wages in the amount of $0.4 million associated with higher headcount, higher patent expenses, and higher materials and supply costs associated with development work.

General and Administrative Expenses

General and administrative expenses increased by $9.7 million, or 129.9%, to $17.1 million for the six months ended June 30, 2023, as compared to $7.4 million for the six months ended June 30, 2022. This increase was primarily due a $4.1 million increase in stock-based compensation costs, a $3.9 million increase in professional services, compliance, and insurance costs, a $0.7 million severance expense, and increased wages associated with higher headcount in the amount of $0.5 million.

Selling and Marketing Expenses

Sales and marketing expenses increased by $2.0 million, or 33.8%, to $8.0 million for the six months ended June 30, 2023, as compared to $6.0 million for the six months ended June 30, 2022. This increase was primarily due to a $2.7 million increase in wage-related expenses. This increase was partially offset by lower shipping costs, due to the decline in DTC sales and change in revenue mix.

Total Other Income (Expense)

Other income totaled $11.4 million for the six months ended June 30, 2023 as compared to total other expense of $2.5 million for the six months ended June 30, 2022. Other income for the six months ended June 30, 2023 is comprised of a change in fair market value of our warrants in the amount of $19.3 million offset by $7.9 million in interest expense related to our debt securities. The $2.5 million expense in for the six months ended June 30, 2022 was comprised of interest expense related to the senior secured notes of $45 million which were retired as a result of the Business Combination.

Income Tax (Benefit) Expense

There was no tax expense recorded for the six months ended June 30, 2023, as compared to a $0.8 million benefit for the six months ended June 30, 2022. The income tax benefit of $0.8 million for the six months ended June 30, 2022 was expected to be used against future tax obligations.Based on available evidence as of June 30, 2023, management believes it is more likely than not that some or all the deferred tax assets will not be realized. Accordingly, the Company established a 100% valuation allowance. As a result of the full valuation allowance, the Company did not record a tax benefit during the six months ended June 30, 2023.

Net Loss

We generated a net loss of $6.8 million for the six months ended June 30, 2023, as compared to net loss of $3.8 million for the six months ended June 30, 2022. As described above, this result was driven primarily by lower sales, increased cost of goods sold, higher operating expenses, partially offset by increased other income (primarily as a result of a change in fair market value of warrants).

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

The table below presents our adjusted EBITDA, reconciled to net income (loss) for the three and six months ended June 30, 2023, and June 30, 2022.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(11,700)	$(1,469)	$(6,808)	$(3,767)
Interest Expense	4,113	1,228	7,928	2,491
Taxes	—	(287)	—	(814)
Depreciation and Amortization	296	272	593	389
EBITDA	(7,291)	(256)	1,713	(1,701)
Adjusted for:
Stock-Based Compensation(1)	954	431	5,441	719
Separation Agreement(2)	720	—	720	—
June Offering Costs (3)	904	—	904	—
Promissory Note Forgiveness(4)	—	—	—	469
Change in fair market value of warrant liability (5)	(804)	—	(19,327)	—
Adjusted EBITDA	$(5,517)	$175	(10,549)	(513)

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and board members.

(2)	Separation Agreement is comprised of $720 in cash severance associated with separation agreement dated April 26, 2023 between us and our former Chief Legal Officer.

(3)	June Offering Costs is comprised of fees and expenses, including legal, accounting, and other expenses associated with our secondary offering.

(4)	Promissory Note Forgiveness is comprised of the loan that was forgiven, prior to the Business Combination, in connection with the promissory note, with a maturity date of March 1, 2026, between us and John Marchetti, our former Chief Financial Officer.

(5)	Change in fair market value of warrant liabilities represents the change in fair value from January 1, 2023 through June 30, 2023.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of June 30, 2023, we had cash totaling $33.0 million.

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

The Term Loan proceeds were used to: (i) support the Business Combination, (ii) prepay the fixed rate senior notes at closing of the Business Combination, (iii) pay fees and expenses in connection with the foregoing, (iv) to provide additional growth capital and (v) for other general/corporate purposes. The Term Loan will mature on October 7, 2026, or the Maturity Date, and will be subject to quarterly amortization of 5% per annum beginning 24 months after issuance. The definitive documents for the Term Loan incorporate certain mandatory prepayment events and certain affirmative and negative covenants and exceptions hereto. The financial covenants for the Term Loan include a maximum senior leverage ratio covenant, a minimum liquidity covenant, a springing fixed charge coverage ratio covenant, and a maximum capital expenditures covenant. On March 29, 2023, we obtained a waiver from Alter Domus (US) LLC, as administrative agent for the lenders (the “Administrative Agent”) and EICF Agent LLC and certain third-party financing source of our failure to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023. We were in compliance with the covenants as of June 30, 2023. However, it is probable that we will fail to meet these covenants within the next twelve months. In accordance with U.S. GAAP, we reclassified our notes payable from a long-term liability to a current liability. The Term Loan accrues interest (i) until April 1, 2023 at a per annum rate equal to adjusted secured overnight financing rate (“SOFR”) is a margin equal to 13.5%, of which 7% will be payable in cash and 6.5% will be paid in-kind, (ii) thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company. In each of the foregoing case, adjusted SOFR will be no less than 1%.

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

From January 1, 2023 to June 30, 2023, we issued and sold approximately 98,500 shares of our common stock under the ChEF Equity Facility, resulting in net cash proceeds of $670,593.

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

In June 2023, we completed the June 2023 Offering which provided net proceeds to us, including the partial over-allotment option exercise, of approximately $21.1 million.

Going Concern

For the quarter ended June 30, 2023, we generated a net loss of $11.7 million and had a negative cash flow from operations. As of June 30, 2023, we had approximately $33.0 in cash and cash equivalents and working capital of $30.6 million.

Under the Term Loan Agreement, we are obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures. On March 29, 2023, we obtained a waiver from our Administrative Agent and Term Loan Lenders of our failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023. While the Company was in compliance with its covenants for the quarter ended June 30, 2023, it is probable that we will fail to meet these covenants within the next twelve months. If we are unable to comply with the financial covenants in our loan agreement, the Term Loan Lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows for the Six months ended June 30, 2023, and June 30, 2022

	Six months ended June 30,
	2023	2022
Net Cash (used in)/provided by:	(in thousands)
Operating Activities	$(5,639)	$(19,912)
Investing activities	$(2,571)	$(4,819)
Financing activities	$23,381	$200

Operating Activities

Net cash used in operating activities was $5.6 million for six months ended June 30, 2023, primarily due to a net loss of $6.8 million and negative change of $19.3 million in the fair market value of our warrant liability during the period offset by lower inventory levels an increase in accounts payable and accrued expenses as a result of extended payments for the large influx of cells received late in 2022 and early 2023.

Net cash used in operating activities was $19.9 million for the six months ended June 30, 2022, primarily due to a net loss during the period in addition to an increase in inventory.

Investing Activities

Net cash used in investing activities was $2.6 million for the six months ended June 30, 2023, as compared to net cash used in investing activities of $4.8 million for the three months ended June 30, 2022. The decrease in cash used in investing activities was primarily due to a decrease in capital equipment expenses.

Financing Activities

Net cash provided by financing activities was $23.4 million for the six months ended June 30, 2023, as compared to net cash provided by financing activities of $0.2 million for the six months ended June 30, 2022, and was primarily due to net proceeds of $21.1 million from our June equity offering.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating lease liabilities. As of June 30, 2023, we had $1.2 million in short-term operating lease liabilities and $2.9 million in long-term operating lease liabilities.

As disclosed above, we have a Term Loan. As of June 30, 2023, the principal amount outstanding under the Term Loan was $78.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, as our principal executive officer, and Chief Financial Officer, as our principal financial officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and our Chief Financial Officer concluded that, due to the material weaknesses previously reported in our 2022 Annual Report that have not yet been remediated, our disclosure controls and procedures were not effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

Management described a plan to remediate the material weaknesses within our 2022 Annual Report. Management, with the assistance of a third-party service provider, continues to design and implement internal controls. Additionally, management continued its risk assessment to identify risks and objectives. There were no other changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management will continue to evaluate and enhance our processes as noted in the remediation plan described within our 2022 Annual Report. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these will ultimately have the intended effects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 20, 2023, upon mutual agreement between us and Mr. Marchetti, Mr. Marchetti resigned from his position as our Chief Financial Officer. Mr. Marchetti will continue in the role of Senior Vice President, Operations. In connection with Mr. Marchetti’s resignation, on August 20, 2023, our board of directors appointed Denis Phares, our President, Chief Executive Officer, and Chairman of the Board, to succeed Mr. Marchetti as our interim Chief Financial Officer. Dr. Phares will continue his duties as President, Chief Executive Officer, and Chairman of the Board. We intend to commence a search for a full time Chief Financial Officer.

Dr. Phares has served as our Chief Executive Officer and Chairman of our Board since October 2022. Dr. Phares is the co-founder of Dragonfly Energy Corp., a Nevada corporation (“Legacy Dragonfly”) and has served as Legacy Dragonfly’s Chief Executive Officer and Chairman of the board of directors since 2012. From 2005 until 2012, Dr. Phares served as a faculty member of the Aerospace & Mechanical Engineering Department at the University of Southern California, where he worked extensively on renewable energy technologies and received tenure in 2010. Dr. Phares holds an M.B.A. from the University of Nevada — Reno, a Ph.D. in Engineering from the California Institute of Technology and a B.S. in Physics from Villanova University.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
1.1	Form of Underwriting Agreement.	S-1/A	1.1	06/14/2023
3.1	Articles of Incorporation, as filed with the Secretary of State of the State of Nevada on March 30, 2023.	8-K	3.1	03/31/2023
3.2	Bylaws, dated March 31, 2023.	8-K	3.2	03/31/2023
4.1	Form of Underwriters’ Warrant.	S-1/A	4.1	06/14/2023
4.2	Form of Investor Warrant.	8-K	4.1	06/21/2023
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included as Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dragonfly Energy Holdings Corp..

Date: August 21, 2023	By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

