Form 10-Q
period 2023-09-30
Dragonfly Energy Holdings Corp.
filed 2023-11-14
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________________ to ___________________

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

As of November 10, 2023, there were 59,550,812 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

PAR T I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of
	September 30, 2023	December 31, 2022
Current Assets
Cash	$13,235	$17,781
Accounts receivable, net of allowance for credit losses	4,336	1,444
Inventory	41,907	49,846
Prepaid expenses	823	1,624
Prepaid inventory	2,074	2,002
Prepaid income tax	529	525
Other current assets	118	267
Total Current Assets	63,022	73,489
Property and Equipment
Machinery and equipment	16,337	10,214
Office furniture and equipment	275	275
Leasehold improvements	1,727	1,709
Vehicle	33	195
Total	18,372	12,393
Less accumulated depreciation and amortization	(2,496)	(1,633)
Property and Equipment, Net	15,876	10,760
Operating lease right of use asset	3,615	4,513
Total Assets	$82,513	$88,762
Current Liabilities

Accounts payable	9,889	13,475
Accrued payroll and other liabilities	10,788	6,247
Customer deposits	217	238
Uncertain tax position liability	128	128
Notes payable, current portion, net of deferred financing fees	18,700	19,242
Operating lease liability, current portion	1,264	1,188
Financing lease liability, current portion	36	10
Total Current Liabilities	41,022	40,528
Long-Term Liabilities
Warrant liabilities	14,165	32,831
Accrued expenses-long term	351	492
Operating lease liability, net of current portion	2,565	3,541
Financing lease liability, net of current portion	75	38
Total Long-Term Liabilities	17,156	36,902
Total Liabilities	58,178	77,430
Commitments and Contingencies (See Note 5)	—	—
Equity
Common stock, 170,000,000 shares at $0.0001 par value, authorized, 58,880,712 and 43,272,728 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	6	4
Preferred stock, 5,000,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	68,293	38,461
Retained deficit	(43,964)	(27,133)
Total Equity	24,335	11,332
Total Liabilities and Shareholders’ Equity	$82,513	$88,762

The accompanying notes are an integral part of these condensed and consolidated financial statements.

DRAGONFLY eNERGY hOLDINGS CORP.

Unaudited Condensed Interim Consolidated Statements of Operations

(in thousands, except share and per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022

Net Sales	$15,889	$26,117	$53,954	$66,042

Cost of Goods Sold	11,317	19,079	40,541	46,481

Gross Profit	4,572	7,038	13,413	19,561

Operating Expenses
Research and development	1,385	753	3,332	1,951
General and administrative	6,005	6,336	23,114	13,778
Selling and marketing	3,083	3,358	11,075	9,331

Total Operating Expenses	10,473	10,447	37,521	25,060

Loss From Operations	(5,901)	(3,409)	(24,108)	(5,499)

Other (Expense) Income
Interest expense	(3,977)	(1,166)	(11,905)	(3,657)
Change in fair market value of warrant liability	(145)	—	19,182	—
Total Other (Expense) Income	(4,122)	(1,166)	7,277	(3,657)

Loss Before Taxes	(10,023)	(4,575)	(16,831)	(9,156)

Income Tax (Benefit) Expense	—	(886)	—	(1,700)

Net Loss	$(10,023)	$(3,689)	$(16,831)	$(7,456)

Loss Per Share- Basic	$(0.17)	$(0.10)	$(0.34)	$(0.20)
Loss Per Share- Diluted	$(0.17)	$(0.10)	$(0.34)	$(0.20)
Weighted Average Number of Shares- Basic	58,736,013	38,129,422	50,166,320	37,098,990
Weighted Average Number of Shares- Diluted	58,736,013	38,129,422	50,166,320	37,098,990

The accompanying notes are an integral part of these condensed and consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS ,CORP.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

FOR THE PERIOD ENDED September 30, 2023 AND 2022

(in thousands, except share data)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance -January 1, 2022	10,000,000	$2,000	20,875,475	$4	$1,619	$12,438	$14,061

Retroactive application of recapitalization	(10,000,000)	(2,000)	15,621,523	—	2,000	—	2,000
Adjusted balance, beginning of period	—	—	36,496,998	4	3,619	12,438	16,061
Net loss	—	—	—	—	—	(2,298)	(2,298)
Stock compensation expense	—	—	—	—	288	—	288
Exercise of stock options	—	—	100,374	—	113	—	113

Balance – March 31, 2022	—	$—	36,597,372	4	4,020	10,140	14,164
Net loss	—	—	—	—	—	(1,469)	(1,469)
Stock compensation expense	—	—	—	—	431	—	431
Exercise of stock options	—	—	152,366	—	89	—	89

Balance – June 30, 2022	—	$—	36,749,738	4	4,540	8,671	13,215
Net loss	—	—	—	—	—	(3,689)	(3,689)
Stock compensation expense	—	—	—	—	436	—	436
Stock purchase agreement	—	—	1,498,301	1	14,999	—	15,000
Exercise of stock options		—	328,611	—	505	—	505
Balance – September 30, 2022	—	$—	38,576,650	$5	$20,480	$4,982	$25,467

Balance - January 1, 2023	—	—	43,272,728	4	38,461	(27,133)	11,332
Net income	—	—	—	—	—	4,892	4,892
Common stock issued in public offering (ATM), net of costs	—	—	73,500	—	597	—	597
Exercise of stock options	—	—	36,009	—	93	—	93
Exercise of Public Warrants	—	—	64,971	—	747	—	747
Cashless exercise of liability classified warrants	—	—	2,348,294	1	10,166	—	10,167
Stock compensation expense	—	—	—	—	4,487	—	4,487

Balance – March 31, 2023	—	$—	45,795,502	$5	$54,551	$(22,241)	$32,315
Net loss	—	—	—	—	—	(11,700)	(11,700)

Common stock issued in public offering, net of costs	—	—	11,405,000	1	7,877	—	7,878
Common stock issued in public offering (ATM), net of costs	—	—	25,000	—	74	—	74
Exercise of stock options	—	—	69,012	—	230	—	230
Cashless exercise of liability classified warrants	—	—	748,029	—	2,462	—	2,462
Shares issued for vested restricted stock units	—	—	461,998	—	—	—	—
Stock compensation expense	—	—	—	—	954	—	954
Balance - June 30, 2023	—	$—	58,504,541	$6	$66,148	$(33,941)	$32,213
Net loss	—	—	—	—	—	(10,023)	(10,023)
Exercise of stock options	—	—	103,071	—	36		36
Cash exercise of liability classified warrants	—	—	273,100	—	1,163		1,163
Stock compensation expense	—	—	—	—	946		946
Balance – September 30, 2023			$58,880,712	$6	$68,293	$(43,964)	$24,335

The accompanying notes are an integral part of these condensed and consolidated financial statements.

dRAGONFLY eNERGY hOLDINGS cORP.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(in thousands)

	September 30, 2023	September 30, 2022
Cash flows from Operating Activities
Net Loss	$(16,831)	$(7,456)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Stock based compensation	6,387	1,155
Amortization of debt discount	995	1,783
Change in fair market value of warrant liability	(19,182)	—
Deferred tax liability	—	(1,707)
Non-cash interest expense (Paid-in Kind)	3,738	—
Provision for doubtful accounts	147	—
Depreciation and amortization	909	648
Loss on disposal of property and equipment	116	62
Changes in Assets and Liabilities
Accounts receivable	(3,039)	(3,037)
Inventories	7,939	(12,360)
Prepaid expenses	801	(1,259)
Prepaid inventory	(72)	3,732
Other current assets	149	(2,114)
Other assets	898	831
Income taxes payable	(4)	(927)
Accounts payable and accrued expenses	343	(3,915)
Customer deposits	(21)	(147)
Total Adjustments	104	(17,255)
Net Cash Used in Operating Activities	(16,727)	(24,711)

Cash Flows from Investing Activities
Purchase of property and equipment	(6,507)	(6,065)
Net Cash Used in Investing Activities	(6,507)	(6,065)

The accompanying notes are an integral part of these condensed and consolidated financial statements.

dRAGONFLY eNERGY hOLDINGS cORP.

Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

For the NINE Months Ended September 30, 2023 and 2022

(in thousands)

(continued from previous page)	September 30, 2023	September 30, 2022
Cash Flows from Financing Activities
Proceeds from public offering, net	21,640	—
Proceeds from public offering (ATM), net	671	—
Proceeds from note payable, related party	1,000	—
Repayment of note payable, related party	(1,000)	—
Repayment of note payable	(5,275)	—
Proceeds from exercise of Public Warrants	747	—
Proceeds from exercise of options	359	707
Proceeds from stock purchase agreement	—	15,000
Proceeds from exercise of Investor Warrants	546	—
Net Cash Provided by Financing Activities	18,688	15,707

Net Decrease in Cash	(4,546)	(15,069)
Beginning cash	17,781	28,630
Ending cash	$13,235	$13,561

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$237	$981
Cash paid for interest	$6,740	$1,873
Supplemental Non-Cash Items
Purchases of property and equipment, not yet paid	$53	$—
Recognition of warrant liability	$13,762	$—
Non-cash impact of cash exercise of liability classified warrants	$617	$—
Cashless exercise of liability classified warrants	$12,629	$—

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 1 - NATURE OF BUSINESS

Dragonfly Energy Holdings Corp. (“New Dragonfly” or the “Company”) sells lithium-ion battery packs for use in a wide variety of applications. The Company sells to Original Equipment Manufacturers (“OEMs”) under the Dragonfly Energy brand name, and sells direct to consumers under the trade name Battleborn Batteries. In addition, the Company develops technology for improved lithium-ion battery manufacturing and assembly methods.

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

Furthermore, the historical financial statements of Legacy Dragonfly became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Quarterly Report reflect: (i) the historical operating results of Legacy Dragonfly prior to the merger; (ii) the combined results of CNTQ and Legacy Dragonfly following the close of the merger; (iii) the assets and liabilities of Legacy Dragonfly at their historical cost and (iv) the Legacy Dragonfly’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and present the consolidated financial statements of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances are eliminated in consolidation.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed consolidated financial statements should be read along with the 10-K filed with the SEC on April 17, 2023 (as amended May 1, 2023, the “Annual Report”) of the Company for the annual period ended December 31, 2022. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of and for the year then ended.

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

During the nine months ended September 30, 2023, and 2022, the Company incurred losses from operations and had negative cash flow from operations. As of September 30, 2023, the Company had $13,235 in cash and working capital of $22,000. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements.

In connection with the Company’s senior secured term loan facility in an aggregate principal amount of $75,000 (the “Term Loan”), the Company is obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures (See Note 6). On March 29, 2023 and September 29, 2023, the Company obtained waivers from the Term Loan administrative agent and lenders of its failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarters ended March 31, 2023 and September 30, 2023. It is probable that the Company will fail to meet these covenants within the next twelve months. If the Company is unable to obtain a waiver or if the Company is unable to comply with such covenants, the lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

The Company’s trade receivables are recorded when billed and represent claims against third parties that will be settled in cash. Generally, payment is due from customers within 30 – 90 days of the invoice date and the contracts do not have significant financing components. Trade accounts receivables are recorded gross and are net of any applicable allowance. The Company has an allowance for doubtful accounts as of September 30, 2023 and December 31, 2022 of $178 and $90, respectively.

Inventory

Inventories (Note 4), which consist of raw materials and finished goods, are stated at the lower of cost (first in, first out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we establish reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of September 30, 2023 and December 31, 2022, no such reserves were necessary.

Property and Equipment

Property and equipment are stated at cost, including the cost of significant improvements and renovations. Costs of routine repairs and maintenance are charged to expense as incurred. Depreciation and amortization are calculated by the straight line method over the estimated useful lives for owned property, or, for leasehold improvements, over the shorter of the asset’s useful life or term of the lease. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $909 and $648, respectively. Depreciation expense for the three months ended September 30, 2023 and 2022 was $316 and $259, respectively. The various classes of property and equipment and estimated useful lives are as follows:

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

Warrants

The Company applies relevant accounting guidance for warrants to purchase the Company’s common stock, par value $0.0001 per share (the “Common Stock”). based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, the Company follows guidance issued within Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”), to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require liability classification are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

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

The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. Payment terms for distributors and OEMs are typically due within 30-90 days after shipment. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of September 30, 2023 and December 31, 2022, the contract liability related to the Company’s customer deposits approximated $217 and $238, respectively. The Company recognized $230 of the contract liability pertaining to the year ended December 31, 2022 during the nine months ended September 30, 2023. The entire contract liability balance of $434 as of January 1, 2022 was recognized as revenue during the nine months ended September 30, 2022.

Disaggregation of Revenue

The following table presents our disaggregated revenues by distribution channel:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Sales	2023	2022	2023	2022
Direct to Customer	10,305	12,249	$30,314	$41,755
Original equipment manufacture	5,584	13,868	23,640	24,287
Total	$15,889	$26,117	$53,954	$66,042

During the quarter ended September 30, 2023, The Company deemed it more appropriate to classify Retail and Distributor revenues as a single line item referred to as direct-to-consumer revenue. The Company has combined previously reported retail and distributor amounts to direct-to-consumer revenue to conform with current year presentation.  The consolidation into direct-to-consumer revenue is motivated by The Company’s strategic perspective on its operations and better represents how it evaluates their sales channels.

Shipping and Handling

Shipping and handling fees paid by customers are recorded within net sales, with the related expenses recorded in cost of sales. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses. Shipping and handling costs associated with outbound freight totaled $2,872 and $4,042 for the nine months ended September 30, 2023 and 2022, respectively. Shipping and handling costs associated with outbound freight totaled $913 and $1,508 for the three months ended September 30, 2023 and 2022, respectively.

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. The Company estimates, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation on September 30, 2023 and December 31, 2022 to be $301 and $328, respectively.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Concentrations

Receivables from two customers comprised approximately 38% and 15%, respectively, of accounts receivable as of September 30, 2023. Receivables from three customers comprised approximately 18%, 10% and 10%, respectively, of accounts receivable as of December 31, 2022. There are no other significant accounts receivable concentration.

Sales from one customer comprised approximately 19% of revenue for the nine months ended September 30, 2023. One customer accounted for approximately 20% of the Company’s total revenue for the nine months ended September 30, 2022. Sales from one customer comprised approximately 11% of revenue for the three months ended September 30, 2023. One customer accounted for approximately 34% of the Company’s total revenue for the three months ended September 30, 2022.

Payables to one vendor comprised approximately 68% of accounts payable as of September 30, 2023. Payables to one vendor comprised approximately 61% of accounts payables as of December 31, 2022.

For the nine months ended September 30, 2023, one vendor accounted for approximately 16% of the Company’s total purchases. For the nine months ended September 30, 2022, one vendor accounted for approximately 24% of the Company’s total purchases. For the three months ended September 30, 2023, three vendors accounted for approximately 14%, 11%, and 10%, respectively, of the Company’s total purchases. For the three months ended September 30, 2022, three vendors accounted for approximately 20%, 10%, and 10%, respectively, of the Company’s total purchases.

Advertising

The Company expenses advertising costs as they are incurred and are included in selling and marketing expenses. Advertising expenses amounted to $2,020 and $1,777 for the nine months ended September 30, 2023 and 2022, respectively. Advertising expenses amounted to $750 and $515 for the three months ended September 30, 2023 and 2022, respectively.

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

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss, credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has a liability of $128 as of September 30, 2023, and December 31, 2022 of uncertain tax positions. The Company’s accounting policy is to include penalties and interest related to income taxes if any, in selling, general and administrative expenses.

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

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 3 - Fair Value Measurements (Continued)

The following table presents assets and liabilities that were measured at fair value in the Condensed Consolidated Balance Sheets on a recurring basis as of September 30, 2023:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of September 30, 2023
Liabilities
Warrant liability - Term Loan	$911	$911	$—	$—	$911
Warrant liability - June public offering	13,149	13,149	—	—	13,149
Warrant liability - Private placement warrants	105	105	—	105	—
Total liabilities	$14,165	$14,165	$—	$105	$14,060

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2022:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of December 31, 2022
Liabilities
Warrant liability- Term Loan	$30,841	$30,841	$—	$—	$30,841
Warrant liability- Private placement warrants	1,990	1,990	—	1,990	—
Total liabilities	$32,831	$32,831	$—	$1,990	$30,841

The carrying amounts of accounts receivable and accounts payable are considered Level 1 and approximate fair value as of September 30, 2023 and December 31, 2022 because of the relatively short maturity of these instruments.

The carrying value of the Term Loan as of September 30, 2023 and December 31, 2022 approximates fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt and is considered Level 2.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 4 - INVENTORY

Inventory consists of the following:

	September 30, 2023	December 31, 2022
Raw material	$36,850	$42,586
Finished goods	5,057	7,260
Total inventory	$41,907	$49,846

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

Operating Leases

The Company has leases related to the main office, warehouse space, research and development lab, and engineering office, all located in Reno, Nevada. The leases require annual escalating monthly payments ranging from $111 to $128. On February 2, 2022, the Company entered into a 124-month lease agreement in Reno, Nevada. The lease calls for monthly base rent of $230, $23 of fixed operating expense costs, and estimated monthly property taxes of $21. The monthly base rent and fixed operating expense costs are subject to escalation of 3% and 2.4%, respectively, on an annual basis. The first payment is due upon substantial completion of construction of the building which is expected to be completed in early 2024. As of September 30, 2023, the lease has not commenced as the Company does not have control over the asset.

The following table presents the breakout of the operating leases as of:

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$3,615	$4,513
Short-term operating lease liabilities	1,264	1,188
Long-term operating lease liabilities	2,565	3,541
Total operating lease liabilities	$3,829	$4,729
Weighted average remaining lease term	2.9 years	3.6 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 5 - Commitments and Contingencies (Continued)

Operating Leases (Continued)

At September 30, 2023, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending	Amount
December 31, 2023 (1)	$353
December 31, 2024	1,435
December 31, 2025	1,435
December 31, 2026	893
Total lease payments	4,116
Less imputed interest	287
Total operating lease liabilities	$3,829

(1)	Represents scheduled payments for the remaining three-month period ending December 31, 2023.

		For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Lease cost	Classification	2023	2022	2023	2022
Operating lease cost	Cost of goods sold	$345	$349	$1,040	$876
Operating lease cost	Research and development	22	23	67	82
Operating lease cost	General and administration	11	14	35	44
Operating lease cost	Selling and marketing	11	14	35	44
Total lease cost		$389	$400	$1,177	$1,046

Finance Leases

During the nine months ended September 30, 2023, the Company entered into a finance lease agreement for equipment to support the Company’s operations. Payments under the finance lease agreement are fixed for a term of 3 years. The leased assets are recognized in property plant & equipment.

During the nine months ended September 30, 2022, the Company entered into a finance lease agreement for equipment to support the Company’s operations. Payments under the finance lease agreement are fixed for a term of 5 years. The leased assets are recognized in property plant & equipment.

The following table presents the breakout of the finance leases as of:

	September 30, 2023	December 31, 2022
Finance lease right-of-use assets	$112	$45
Short-term finance lease liabilities	36	10
Long-term finance lease liabilities	75	38
Total finance lease liabilities	$111	$48
Weighted average remaining lease term	3.0 years	4.2 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At September 30, 2023, the future minimum lease payments under the finance lease are as follows:

Fiscal Years Ending	Amount
December 31, 2023 (1)	$10
December 31, 2024	41
December 31, 2025	41
December 31, 2026	24
December 31, 2027	4
Total lease payments	120
Less imputed interest	(9)
Total finance lease liabilities	$111

(1)	Represents scheduled payments for the remaining three-month period ending December 31, 2023.

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

In connection with the merger on October 7, 2022 (the “Closing Date”), the Company entered into a Term Loan, Guarantee and Security Agreement (see “Term Loan Agreement” below) and the outstanding principal balance for the Series 2021-6 Notes underlying the Trust Indenture was paid in full. A loss on extinguishment of $4,824 was recognized upon settlement. During the three months ended September 30, 2022, a total of $619 of interest expense was incurred under the debt. Amortization of the debt issuance costs amounted to $586 during the three months ended September 30, 2022. During the nine months ended September 30, 2022, a total of $1,873 of interest expense was incurred under the debt. Amortization of the debt issuance costs amounted to $1,783 during the nine months ended September 30, 2022.

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

In addition to optional prepayments by the Company upon written notice, the Term Loan Agreement provides for mandatory prepayments upon receipt of proceeds from certain transactions or casualty events. Beginning on the date the financial statements for the year ending December 31, 2023 are required to be delivered to the Term Loan Lenders, the Company will be required to prepay the Term Loan based on excess cash flow, as defined in the Term Loan Agreement. Pursuant to the Term Loan Agreement, the Company partially prepaid the Term Loan in the amount of $5,275 as a result of the June 2023 Offering (as defined herein).

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

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Debt (continued)

Term Loan Agreement (Continued)

During the three and nine months ended September 30, 2023, a total of $3,589 and $10,736, respectively, of interest expense was incurred under the debt. Amortization of the debt issuance costs amounted to $375 and $995, respectively, during the three and nine months ended September 30, 2023.

The carrying balance of $18,700 on September 30, 2023 consisted of $69,725 in principal, plus $4,930 Paid-in-Kind (“PIK”) interest, less $55,955 in unamortized debt discount related to the debt issuance costs.

Financial Covenants

Maximum Senior Leverage Ratio

The Senior Leverage Ratio is the ratio of (a) consolidated indebtedness, as defined, on such date minus 100% of the unrestricted cash and cash equivalents held (subject to adjustment) to (b) Consolidated earnings before interest, tax and amortization (“EBITDA”) for the trailing twelve (12) fiscal month period most recently ended. Starting with the fiscal quarter ending December 31, 2023, (or through fiscal quarter ended September 30, 2023, only if liquidity, as defined, is less than $17,500), the Senior Leverage Ratio shall not be permitted, as of the last day of any fiscal quarter ending during any period set forth below, to exceed the ratio set forth opposite such period in the table below:

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

Fixed Charge Coverage Ratio

The Fixed Charge Coverage Ratio is the ratio of consolidated EBITDA (less capital expenditures and certain other adjustments) to consolidated fixed charges, as defined in the agreement. If Liquidity is less than $15,000 as of the last day of any fiscal quarter (commencing with the quarter ended December 31, 2022), then the Company shall not permit the Fixed Charge Coverage Ratio for the trailing four quarterly periods ending on the last day of any such quarter to be less than 1.15 to 1.00.

Capital Expenditures

If consolidated EBITDA for the trailing twelve-month period ending on the most recently completed fiscal quarter is less than $15,000, then the level of capital expenditures is limited.

The Company was in compliance with its covenants as of June 30, 2023 and December 31, 2022. On March 29, 2023 and September 29, 2023, the Company obtained waivers from the Administrative Agent and the Term Loan Lenders of its failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarters ended March 31, 2023 and September 30, 2023, respectively. As a result of the uncertainty of maintaining compliance with financial covenants the Company has continued to classify the entire Term Loan balance within current liabilities on the balance sheet.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 – Debt (continued)

Future Debt Maturities

At September 30, 2023, the future debt maturities are as follows:

For Year Ending December 31,
2023 (1)	$—
2024	938
2025	3,750
2026	74,931
Total	79,619
Less: Estimated interest paid-in-kind	(4,964)
Total debt	74,655
Less: Unamortized debt issuance costs, noncurrent	(55,955)
Total carrying amount	18,700
Less: Current portion of debt	(18,700)
Total long-term debt	$—

(1)	Represents scheduled payments for the remaining three-month period ending December 31, 2023.

Note 7 – ASSET PURCHASE AGREEMENT

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

Contingent Compensation

Pursuant to the April 2022 Asset Purchase Agreement, if, within twenty-four months of the April 2022 Asset Purchase Agreement the Company realizes $3,000 in gross sales of product either (a) sold under the Wakespeed brand and/or (b) which incorporates any portion of Purchased IP as listed within the agreement, then the Company would be obligated to pay Messrs. Thomason and Jones each the amount of $1,000 as soon as reasonably practicable. This payment may be made in cash or Common Stock, in the sole discretion of the Company. As a result, the Company determined that a liability should be recorded ratably over the 24-month period. The Company recognized immediate compensation expense within sales and marketing of $417 on October 1, 2022 for amounts that should have been accrued for during the period April 2022 through September 2022. In October 2022, the Company determined the sales goals will most likely be achieved within 18 months. As a result, the Company changed its estimate prospectively and accelerated the accrual as if the sales goals would be achieved within an 18-month period from the date of acquisition. Also as a result, the Company recorded an accrual related to the Earn Out in the amount of $2,000 and $782 as of September 30, 2023 and December 31, 2022, respectively. The sales goals under the April 2022 Asset Purchase Agreement were achieved during the quarter ended September 30, 2023.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 8 – RELATED PARTY

The Company loaned its former Chief Financial Officer $469 to repay amounts owed by him to his former employer and entered into a related Promissory Note with a maturity date of March 1, 2026. The loan was forgiven in full in March of 2022 and was recorded within general and administrative expense.

On October 25, 2022, the Company entered into a separation and release of claims agreement with its former Chief Operating Officer (“COO”). As consideration for the COO’s execution of the agreement, the Company agreed to pay the employee a lump sum payment of $100, which is included in general and administrative expenses in the statements of operations, payments equivalent to $1,000 divided into 24 monthly payments commencing on December 1, 2022, and all outstanding equity-based compensation awards to become fully vested and exercisable. The COO shall have 12 months from the termination date to exercise outstanding options.

In February 2023, the Company entered into an agreement with its COO in which the COO waived their rights to a transaction bonus resulting from the merger transaction (Note 1) in lieu of a Company van. The Company accounted for the cost of the van as an employee bonus, resulting in $116 of general and administrative expense for the current period.

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

On April 26, 2023, the Company entered into a separation and release of claims agreement with its former Chief Legal Officer (the “CLO”). As consideration for the CLO’s execution of the agreement, the Company agreed to pay the employee payments equivalent to $720 for wages and benefits divided into 24 monthly payments commencing on June 1, 2023, and all outstanding equity-based compensation awards to become fully vested and exercisable resulting in an expense of $76. The CLO had three (3) months from the termination date to exercise the outstanding options. The three (3) month period ended on July 26, 2023 in which the options were not exercised and the options were forfeited as a result.

Note 9 - WARRANTS

Common Stock Warrants classified as Equity

Public Warrants

On October 7, 2022, in connection with the merger, the Company assumed the outstanding public warrants of CNTQ. There were no Public Warrants outstanding prior to the merger. Each Public Warrant entitles the holder to the right to purchase one share of Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Common Stock equals or exceeds $16.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 9,487,500 Public Warrants issued and outstanding. The Public Warrants are not precluded from equity classification and are accounted for as such on the date of issuance, and each balance sheet date thereafter.

The measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker DFLIW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date.

During the nine months ended September 30, 2023, the Company received proceeds from Public Warrant exercises of $747 in exchange for 64,971 shares of Common Stock. The Company did not receive any proceeds from Public Warrants during the three months ended September 30, 2023.

June 2023 Offering

In connection with the entry into the underwriting agreement as further described in Note 10 of the financial statements, (the “June 2023 Offering”) the Company issued (i) underwriters warrants to purchase up to an aggregate of 570,250 shares of Common Stock (the “Underwriters’ Warrants”) which are exercisable upon issuance and will expire on June 20, 2028. The initial exercise price of the Underwriters’ Warrants is $2.50 per share, which equals 125% of the per share public offering price in the June 2023 Offering and (ii) warrants to purchase up to 10,000,000 shares of Common Stock to the investors in the offering together with shares of Common Stock (the “Investor Warrants”), at the combined public offering price of $2.00 per share of Common Stock and accompanying Investor Warrant, less underwriting discounts and commissions. The Company also granted the underwriters a 45-day over-allotment option to purchase up to an additional 1,500,000 shares of Common Stock and/or Investor Warrants to purchase up to 1,500,000 shares of Common Stock at the public offering price per security, less underwriting discounts and commissions. The underwriters exercised their over-allotment option to purchase an additional 1,405,000 shares of Common Stock and Investor Warrants to purchase up to 1,405,000 shares of Common Stock. The Company accounts for the Investor Warrants issued in connection with the Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Investor Warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. It was determined that the Underwriters’ Warrants were not precluded from equity treatment and have been accounted for as such.

Underwriters’ Warrants:

Common Stock Warrants
Underwriters’ Warrants Outstanding, January 1, 2023	—
Underwriters’ Warrants issued	570,250
Underwriters’ Warrants Outstanding, September 30, 2023	570,250

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (continued)

Common Stock Warrants classified as Liability

Private Placement Warrants

On October 7, 2022, in connection with the merger, the Company assumed the outstanding private placement warrants of CNTQ. There were no Private Placement Warrants outstanding prior to the merger. The Private Placement Warrants (the “Private Warrants”) may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holders’ option and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement). The Private Warrants may not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of, the Private Warrants (or any securities underlying the Private Warrants) for a period of one hundred eighty (180) days following the effective date of the Registration Statement to anyone other than any member participating in the Public Offering and the officers or partners thereof, if all securities so transferred remain subject to the lock-up restriction for the remainder of the time period. During the nine months ended September 30, 2023, private placement warrant holders exercised 3,126,472 warrants on a cashless basis, with the Company agreeing to issue 1,100,000 shares of Common Stock in connection with such exercise. There were 1,501,386 and 4,627,858 private warrants outstanding as of September 30, 2023, and December 31, 2022, respectively. The Company accounts for the Private Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private warrants do not meet the criteria for equity treatment thereunder, each private warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date.

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

Term Loan Warrants

In connection with the entry into the Term Loan Agreement on October 7, 2022, and as a required term and condition thereof, the Company issued (i) the penny warrants to the Term Loan Lenders exercisable to purchase an aggregate of 2,593,056 shares of Common Stock (the “Penny Warrants”) and (ii) the $10 warrants to issue warrants to the Term Loan Lenders exercisable to purchase an aggregate of 1,600,000 shares of Common Stock at $10 per share (the “$10 Warrants” and, together with the Penny Warrants, the “Term Loan Warrants”). The $10 Warrants were exercised on a cashless basis on October 10, 2022, with the Company issuing 457,142 shares of Common Stock in connection with such exercise. During the nine months ended September 30, 2023, Penny Warrant holders exercised 2,000,000 warrants on a cashless basis, with the Company agreeing to issue 1,996,323 shares of Common Stock in connection with such exercise. During the three months ended September 30, 2023, there were no exercises of Penny Warrants. During the nine months ended September 30, 2023, the Company issued additional Penny Warrants to purchase 501 shares of Common Stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the Penny Warrants with respect to certain sales made by the Company under the ChEF Equity Facility. The Company concluded the Penny Warrants are not considered indexed to the Company’s Common Stock and to be accounted for as liabilities under ASC 815. As such, the estimated fair value is recognized as a liability each reporting period, with changes in the fair value recognized within income each period. There were no Term Loan Warrants outstanding prior to the merger.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Penny Warrants:

	As of September 30, 2023	As of December 31, 2022
Common stock price	$1.54	$11.09
Exercise price	0.01	0.01
Dividend yield	0%	0%
Term (in years)	9.02	9.77
Volatility	113.00%	90.00%
Risk-free rate	4.60%	3.90%
Fair value	$1.54	$11.89

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Investor Warrants issued in the June 2023 Offering:

As of September 30, 2023
Common stock price	$1.54
Exercise price	$2.00
Dividend yield	0%
Term (in years)	4.73
Volatility	111.00%
Risk-free rate	4.6%
Fair value	$1.18

The following table presents a roll-forward of the Company’s warrants from January 1, 2023 to September 30, 2023:

Private Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2023	4,627,858
Exercise of warrants	(3,126,472)
Warrants Outstanding, September 30, 2023	1,501,386

Public Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2023	9,487,500
Exercise of warrants	(64,971)
Warrants Outstanding, September 30, 2023	9,422,529

Term Loan Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2023	2,593,056
Exercise of warrants	(2,000,000)
Warrants issued	501
Warrants Outstanding, September 30, 2023	593,557

Investor Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2023	—
Warrants issued	11,405,000
Exercise of warrants	(273,100)
Warrants Outstanding, September 30, 2023	11,131,900

The following table presents a roll forward of the aggregate fair values of the Company’s warrant liabilities for which fair value is determined by Level 3 Inputs. The only class of warrants that were determined to be Level 3 are the term loan warrants.

Warrant Liability
Balances, January 1, 2023	$30,841
Issuance of warrants	13,762
Exercise of warrants	(11,901)
Change in fair value of warrants	(18,642)
Balances, September 30, 2023	$14,060

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 10 - COMMON STOCK

The Company is authorized to issue up to 170,000,000 shares of Common Stock. Common stockholders are entitled to dividends if and when declared by the Board of Directors of the Company subject to the rights of the preferred stockholders. As of September 30, 2023 and December 31, 2022, there were 58,880,712 and 43,272,728 shares issued and outstanding. No dividends on Common Stock had been declared by the Company.

For the nine months ended September 30, 2023 and 2022, the Company reserved shares of Common Stock for issuance as follows:

	September 30, 2023	September 30, 2022
Options issued and outstanding	3,274,940	3,665,099
Common stock outstanding	58,880,712	38,576,658
Warrants outstanding	23,219,622	—
Earnout shares	40,000,000	—
Shares available for future issuance	4,470,153	639,395
Total	129,845,427	42,881,152

ChEF Equity Facility

The Company and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “ChEF RRA”) in connection with the merger. Pursuant to the Purchase Agreement, the Company has the right to sell to CCM LLC an amount of shares of Common Stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the Purchase Agreement. In addition, the Company appointed LifeSci Capital, LLC as “qualified independent underwriter” with respect to the transactions contemplated by the Purchase Agreement. Under the terms of the Purchase Agreement, the Company issued 98,500 shares pursuant to the Purchase Agreement with CCM LLC for aggregate net proceeds to the Company of $671 from the period January 1, 2023 through September 30, 2023.

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

The Company received gross proceeds of $22,810 and incurred $2,074 of offering related costs. The gross proceeds were first allocated to the liability classified warrants based upon the transaction date fair value and then to the equity classified warrants with the residual allocated to the common shares. The offering related costs were allocated based on the relative fair value of all instruments, of which $1,169 was accounted for as a reduction of additional-paid-in-capital and $904 was recorded within general and administrative expenses. The Company accounted for the investor warrants issued in connection with the Public Offering and the exercise of the underwriters’ over-allotment option in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are precluded from equity classification. The fair value of the warrants were recorded as a liability in the amount of $13,762 on issuance and are being fair valued at each reporting period.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - STOCK-BASED COMPENSATION

Share-based compensation expense for options and restricted stock units (“RSUs”) totaling $6,387 and $1,155 was recognized in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022, respectively. Share-based compensation expense for options and RSUs totaling $946 and $436 was recognized in the Company’s condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022, respectively.

Share-based compensation for the nine months ended September 30, 2023 and 2022 was allocated as follows:

	September 30,
	2023	2022
Cost of goods sold	$104	$189
Research and development	82	307
Selling and marketing	1,033	326
General and administrative expense	5,168	333
Total	$6,387	$1,155

Share-based compensation for the three months ended September 30, 2023 and 2022 was allocated as follows:

	September 30,
	2023	2022
Cost of goods sold	$29	$46
Research and development	33	136
Selling and marketing	62	134
General and administrative expense	822	120
Total	$946	$436

A summary of the Company’s option activity and related information follows:

	Number of Options (1)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2022	3,690,955	$1.98	$1.38	8.52	$6,550
Options granted	602,275	4.08	1.81
Options forfeited	(47,371)	3.29	2.07
Options exercised	(580,760)	1.44	0.89
Balances, September 30, 2022	3,665,099	$2.40	$—	8.22	$5,220

Balances, January 1, 2023	3,642,958	$2.02	$1.21	7.90	$35,989
Options granted	143,607	7.50	3.82		—
Options forfeited	(303,433)	3.50	1.89		—
Options exercised	(208,192)	1.72	0.96		—
Balances, September 30, 2023	3,274,940	$2.14	$1.28	6.05	$0

At September 30, 2023
Vested and Exercisable	2,235,282	$1.68		5.07	$1,403
Vested and expected to vest	3,274,940	$2.14		6.05	$1,466

(1)	Number of options and weighted average exercise price has been adjusted to reflect the exchange of Legacy Dragonfly’s stock options for New Dragonfly stock options at an exchange ratio of approximately 1.182 as a result of the merger. See Note 1 for additional information.

Restricted Stock Units

On October 7, 2022, the Company granted 180,000 restricted stock units under the 2022 plan which vest one year from the grant date. The fair value of the restricted stock units on the date of grant was $2,520, which is recognized as compensation expense over the requisite service period based on the value of the underlying shares on the date of grant. On February 10, 2023, the Company granted 461,998 restricted stock units under the 2022 plan which vested immediately. The fair value of the restricted stock units on the date of grant was $3,464 and was recorded as compensation expense during the nine months ended September 30, 2023. During the first nine months of 2023, the Company granted an additional 37,000 restricted stock units which have not vested. The fair value of the 37,000 unvested restricted stock units was $121 and an expense of $14 was recorded during the nine months ended September 30, 2023. During the three months ended September 30, 2023, the Company granted an additional 9,000 restricted stock units which have not vested. The fair value of the 9,000 restricted stock units on the day of grant was $16 and no expense was recognized during the three months ended September 30, 2023.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - Stock-Based Compensation (Continued)

Restricted Stock Units (Continued)

There were no grants of restricted stock units prior to October 7, 2022. The following table presents the restricted stock units activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Fair Market Value
Unvested shares at January 1, 2023	180,000	$14.00
Granted and unvested	498,998	7.19
Vested	(461,998)	7.50
Unvested shares, September 30, 2023	217,000	$12.17

Vested and exercisable as of September 30, 2023	—	$—

As of September 30, 2023, there were 4,470,153 shares of unissued authorized and available for future awards under the 2022 Equity Incentive Plan and Employee Stock Purchase Plan.

Note 12 - LOSS PER SHARE

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

The Company’s Common Stock warrants contractually entitle the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022.

The following table sets forth the information needed to compute basic and diluted loss per share for the three and nine months ended September 30, 2023 and 2022:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net Loss attributable to common stockholders	$(10,023)	$(3,689)	$(16,831)	$(7,456)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	58,736,013	38,129,422	50,166,320	37,098,990
Net loss per share of Common Stock, basic and diluted	$(0.17)	$(0.10)	$(0.34)	$(0.20)

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

The following table sets forth the number of potential shares of Common Stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	September 30, 2023	September 30, 2022
Warrants	23,219,622	—
Restricted stock units	217,000	—
Options	3,274,940	3,665,099
Weighted average number of common shares-basic	26,711,562	3,665,099

NOTE 13 – INCOME TAXES

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The Company recorded an income tax expense (benefit) of $0 and ($1,700) during the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all the Company’s deferred tax assets will not be realized. The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. The Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2023, we issued and sold approximately 490,000 shares of our common stock under the ChEF Equity Facility, resulting in net cash proceeds of $607,973. As a result, subsequent to the quarter ended September 30, 2023, the Company issued additional Penny Warrants to purchase 4,277 shares of common stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the Penny Warrants with respect to certain sales made by the Company under the ChEF Equity Facility.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023, as amended May 1, 2023 (the “Annual Report”), particularly those under “Risk Factors.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to recognize the anticipated benefits of our Business Combination, which may be affected by, among other things, the factors listed below;

●	our ability to successfully increase market penetration into target markets;

●	the addressable markets that we intend to target do not grow as expected;

●	the loss of any members of our senior management team or other key personnel;

●	the loss of any relationships with key suppliers, including suppliers in China;

●	the loss of any relationships with key customers;

●	our ability to protect our patents and other intellectual property;

●	the failure to successfully optimize solid-state cells or to produce commercially viable solid-state cells in a timely manner or at all, or to scale to mass production;

●	the failure to produce lithium battery cells in the United States in a timely manner or at all, or to scale to mass production;

●	changes in applicable laws or regulations;

●	our ability to maintain the listing of our common stock on the Nasdaq Global Market and our public warrants on the Nasdaq Capital Market;

●	the possibility that we may be adversely affected by other economic, business and/or competitive factors (including an economic slowdown or inflationary pressures);

●	our ability to sell the desired amounts of shares of common stock at desired prices under our equity facility;

●	the potential for events or circumstances that result in our failure to timely achieve the anticipated benefits of our customer arrangements with THOR Industries and its affiliate brands (including Keystone RV Company (“Keystone”)), including Keystone’s decision in July 2023, that, due to weaker demand for its products and their subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers;

●	our ability to raise additional capital to fund our operations;

●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;

●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;

●	developments relating to our competitors and our industry;

●	our ability to engage target customers and successfully retain these customers for future orders;

●	the reliance on two suppliers for our lithium iron phosphate cells and a single supplier for the manufacture of our battery management system; and

●	our current dependence on a single manufacturing facility.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. Please see “Part I—Item 1A—Risk Factors” of our Annual Report, for additional risks which could adversely impact our business and financial performance.

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

Since 2020, we have sold over 281,000 batteries. For the quarters ended September 30, 2023, and September 30, 2022, we sold 14,886 and 31,375 batteries, respectively, and had $15.9 million and $26.1 million in net sales, respectively. We currently offer a line of batteries across our “Battle Born” and “Dragonfly” brands, each differentiated by size, power and capacity, consisting of seven different models, four of which come with a heated option. We primarily sell “Battle Born” branded batteries directly to consumers (“DTC”) and “Dragonfly” branded batteries to original equipment manufacturers (“OEMs”).

We currently source the lithium iron phosphate cells incorporated into our batteries from a limited number of carefully selected suppliers that can meet our demanding quality standards and with whom we have developed long-term relationships.

To supplement our battery offerings, we also offer our line of proprietary Wakespeed alternator regulation products which are necessary to ensure that the alternator does not get unduly stressed during the current delivery to the batteries, and that the current delivery remains within the operating limits of the onboard battery bank. In addition to our own accessories we are also a reseller of accessories for battery systems. These include chargers, inverters, monitors, controllers, solar panels and other system accessories from brands such as Victron Energy, Progressive Dynamics, REDARK, Rich Solar, and Sterling Power.

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

The unique competitive advantage of our cell manufacturing process is highlighted by our dry deposition technology, which completely displaces the need for toxic solvents in the manufacturing process and allows for the rapid and scalable production of chemistry-agnostic cells. Additionally, our internal production of battery cells will streamline our supply chain, allowing us to vertically integrate our cells into our batteries, thereby lowering our production costs. In October 2023, we announced the successful dry deposition of anode and cathode electrodes at scale using our patented battery manufacturing process. We expect to begin producing LFP cells in the United States by the end of 2023.

As of September 30, 2023, we had cash totaling $13.2 million. Our net loss for the quarter ended September 30, 2023 was $10.0 million and our net loss for the quarter ended September 30, 2022 was $3.7 million. As a result of becoming a publicly traded company, we continue to need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees. As discussed under “Liquidity and Capital Resources” below, we expect that we will need to raise additional funds, including through the use of our $150 million equity facility (the “ChEF Equity Facility”) with Chardan Capital Markets LLC (“CCM LLC”) and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects.

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

June 2023 Offering

On June 20, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the several underwriters (the “Underwriters”), pursuant to which we sold to the Underwriters, in a firm commitment underwritten public offering (the “June 2023 Offering”), an aggregate of (i) 10,000,000 shares of our common stock, par value $0.0001, and (ii) accompanying warrants to purchase up to 10,000,000 shares of common stock (the “Investor Warrants”), at the combined public offering price of $2.00 per share and accompanying Investor Warrant, less underwriting discounts and commissions, and (iii) warrants to purchase up to an aggregate of 570,250 shares of common stock (the “Underwriters’ Warrants”). In addition, we granted the Underwriters a 45-day over-allotment option to purchase up to an additional 1,500,000 shares of common stock and/or Investor Warrants to purchase up to an aggregate of 1,500,000 shares of common stock at the public offering price per security, less underwriting discounts and commissions.

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

Demand from end market consumers is impacted by a number of factors, including fuel costs and energy demands (including an increasing trend towards the use of green energy), as well as overall macro-economic conditions, such as interest rates and inflation. Sales of our batteries have benefited from the increased adoption of the RV lifestyle, the demand for and inclusion of additional appliances and electronics in RVs, and the accelerating trend of solar power adoption among RV customers. However, in recent months rising fuel costs and other macro-economic conditions, such as inflation and rising interest rates, have caused a downward shift in decisions taken by end market consumers around spending in the RV market and in July of 2023, we were notified by our largest RV OEM customer that, due to weaker demand for its products and their subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers. While this customer is not moving to a different solution or competitor, this change had a material adverse impact on our OEM sales for the quarter ended September 30, 2023. Furthermore, we expect this change to continue to have a material limiting effect on our revenue throughout the remainder of 2023 and potentially into 2024.

Our strategy includes plans to expand into new end markets that we have identified as opportunities for our LFP batteries, including long-haul and fleet trucking, industrial, rail, specialty and work vehicles, material handling, solar integration, and emergency and standby power in the medium term, and data centers, telecom and distributed on-grid storage in the longer term. We believe that our current LFP batteries and, eventually, our solid-state batteries, will be well-suited to supplant traditional lead-acid batteries as a reliable power source for the variety of low power density uses required in these markets (such as powering the increasing number of on-board tools needed in emergency vehicles). The success of this strategy requires (1) continued growth of these addressable markets in line with our expectations and (2) our ability to successfully enter these markets. We expect to incur significant marketing costs understanding these new markets, and researching and targeting customers in these end markets, which may not result in sales. If we fail to execute on this growth strategy in accordance with our expectations, our sales growth would be limited to the growth of existing products and existing end markets.

Supply

We currently rely on two carefully selected cell manufacturers located in China, and a single supplier, also located in China, to manufacture our proprietary battery management system, and we intend to continue to rely on these suppliers going forward. Our close working relationships with our China-based LFP cell suppliers, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts) and order and receive delivery of cells in anticipation of required demand, has helped us moderate increased supply-related costs associated with inflation, currency fluctuations and U.S. government tariffs imposed on our imported battery cells and to avoid potential shipment delays. To mitigate against potential adverse production events, we opted to build our inventory of key components, such as battery cells. However, as many of the supply chain challenges and delays that were prevalent over the last several years have eased, we are now actively working down our inventory to more appropriate safety stock levels.

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

Production Capacity

All of our battery assembly currently takes place at our 99,000 square foot headquarters and manufacturing facility located in Reno, Nevada. We currently operate three LFP battery production lines. Consistent with our operating history, we plan to continue to automate additional aspects of our battery production lines. Our existing facility has the capacity to add up to four additional LFP battery production lines and construct and operate a pilot production line for domestic cell manufacturing, all designed to maximize the capacity of our manufacturing facility. Although our automation efforts are expected to reduce our costs of goods, we may not fully recognize the anticipated savings when planned and could experience additional costs or disruptions to our production activities.

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

Research and Development

Our research and development is primarily focused on the advanced manufacturing of domestic battery cells and solid-state lithium-ion battery cells using our proprietary and patented dry deposition battery cell manufacturing process. The Company has announced that its pilot line successfully produced both anode and cathode material, at pilot scale, using this patented process. The Company currently expects to deliver full sample battery cells from its pilot line before the end of 2023. The next stage in our technical development is to construct the battery to optimize performance and longevity to meet and exceed industry standards for our target storage markets. Ongoing testing and optimizing of more complicated batteries incorporating layered pouch cells will assist us in determining the optimal cell chemistry to enhance conductivity and increase the number of cycles (charge and discharge) in the cell lifecycle. This is expected to require significant additional expense, and we may need to raise additional funds to continue these research and development efforts.

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

Results of Operations

Comparisons for the Three months ended September 30, 2023 and September 30, 2022

The following table sets forth our results of operations for the three months ended September 30, 2023, and September 30, 2022. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three months ended September 30,
	2023	% Net Sales	2022	% Net Sales
	(in thousands)
Net Sales	$15,889	100.0	$26,117	100.0
Cost of Goods Sold	11,317	71.2	19,079	73.1
Gross profit	4,572	28.8	7,038	26.9
Operating expenses
Research and development	1,385	8.7	753	2.9
General and administrative	6,005	37.8	6,336	24.3
Sales and marketing	3,083	19.4	3,358	12.9
Total Operating expenses	10,473	65.9	10,447	40.0
Loss From Operations	(5,901)	(37.1)	(3,409)	(13.1)
Other Income (Expense)
Interest expense, net	(3,977)	(25.0)	(1,166)	(4.5)
Change in fair market value of warrant liability	(145)	(0.9)	—	—
Total Other Expense	(4,122)	(25.9)	(1,166)	(4.5)
Loss Before Taxes	(10,023)	(63.1)	(4,575)	(17.5)
Income Tax Benefit	—	—	(886)	(3.4)
Net Loss	$(10,023)	(63.1)	$(3,689)	(14.1)

	Three months ended September 30,
	2023	2022
	(in thousands)
DTC	10,305	12,249
% Net Sales	64.9	46.9
OEM	5,584	13,868
% Net Sales	35.1	53.1
Net Sales	$15,889	26,117

Net Sales

Net sales decreased by $10.2 million, or 39.2%, to $15.9 million for the three months ended September 30, 2023, as compared to $26.1 million for the quarter ended September 30, 2022. This decrease was primarily due to lower OEM and DTC battery and accessory sales compared to the three months ended September 30, 2022. For the quarter ended September 30, 2023, OEM revenue decreased by $8.3 million. In July of 2023, we were notified by our largest RV OEM customer that, due to weaker demand for its products and their subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers. While this customer is not moving to a different solution or competitor, this change in strategy had a material adverse impact on our OEM sales for the quarter ended September 30, 2023. Furthermore, we expect this change to continue to have a material limiting effect on our revenue throughout the remainder of 2023 and potentially 2024. DTC revenue decreased by $1.9 million as a result of decreased customer demand for our products due to ongoing macro-economic factors such as rising interest rates and inflation.

Cost of Goods Sold

Cost of revenue decreased by $7.8 million, or 40.7%, to $11.3 million for the three months ended September 30, 2023, as compared to $19.1 million for the three months ended September 30, 2022. This decrease was primarily due to lower unit volumes sold in the three months ended September 30, 2023.

Gross Profit

Gross profit decreased by $2.5 million, or 35.0%, to $4.6 million for the three months ended September 30, 2023, as compared to $7.0 million for the three months ended September 30, 2022. The decrease in gross profit was primarily due to lower overall sales and unit volumes offset by a change in revenue mix that included a smaller percentage of lower margin OEM sales and a higher percentage of higher margin DTC sales.

Research and Development Expenses

Research and development expenses increased by $0.6 million or 84.2%, to $1.4 million for the three months ended September 30, 2023, as compared to $0.8 million for the three months ended September 30, 2022. The increase was primarily due to higher patent expenses, increased wages associated with increased headcount, and higher materials and supply costs associated with development work.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million, or 4.7%, to $6.0 million for the three months ended September 30, 2023, as compared to $6.3 million for the three months ended September 30, 2022. This decrease was primarily due to lower fees related to the Company’s Business Combination expenses in 2022 partially offset by higher compliance, insurance and investor relation expenses.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $0.3 million, or 8.1%, to $3.1 million for the three months ended September 30, 2023, as compared to $3.4 million for the three months ended September 30, 2022. This decrease was primarily due to lower shipping costs on lower unit volumes partially offset by higher spend on wage-related expenses and general marketing expenses.

Total Other Expense

Other expense totaled $4.1 million for the three months ended September 30, 2023 as compared to total other expense of $1.2 million for the three months ended September 30, 2022. Other expense in the quarter ended September 30, 2023 is comprised of $4.0 million in interest expense related to our debt securities, and a $0.1 million expense due to the change in fair market value of our warrants. The $1.2 million expense in the quarter ended September 30, 2022 was comprised of interest expense related to the senior secured notes of $45 million which were retired as a result of the Business Combination.

Income Tax (Benefit) Expense

There was no tax expense recorded for the three months ended September 30, 2023, as compared to a $0.9 million benefit for the three months ended September 30, 2022. The income tax benefit of $0.9 million for the quarter ended September 30, 2022 was expected to be used against future tax obligations. Based on available evidence as of September 30, 2023, management believes it is more likely than not that some or all the deferred tax assets will not be realized. Accordingly, the Company established a 100% valuation allowance. As a result of the full valuation allowance, the Company did not record a tax benefit during the quarter ended September 30, 2023.

Net Loss

We generated a net loss of $10.0 million for the three months ended September 30, 2023, as compared to a net loss of $3.7 million for the three months ended September 30, 2022. As described above, this result was driven lower sales and increased other expense.

Comparisons for the Nine months ended September 30, 2023 and September 30, 2022

The following table sets forth our results of operations for the nine months ended September 30, 2023, and September 30, 2022. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Nine months ended September 30,
	2023	% Net Sales	2022	% Net Sales
	(in thousands)
Net Sales	$53,954	100.0	$66,042	100.0
Cost of Goods Sold	40,541	75.1	46,481	70.4
Gross profit	13,413	24.9	19,561	29.6
Operating expenses
Research and development	3,332	6.2	1,951	3.0
General and administrative	23,114	42.8	13,778	20.9
Sales and marketing	11,075	20.5	9,331	14.1
Total Operating expenses	37,521	69.5	25,060	37.9
(Loss) From Operations	(24,108)	(44.7)	(5,499)	(8.3)
Other Income (Expense)
Interest expense, net	(11,905)	(22.1)	(3,657)	(5.5)
Change in fair market value of warrant liability	19,182	35.6	—	—
Total Other Income (Expense)	7,277	13.5	(3,657)	(5.5)
(Loss) Before Taxes	(16,831)	(31.2)	(9,156)	(13.9)
Income Tax Benefit	—	—	(1,700)	(2.6)
Net Loss	$(16,831)	(31.2)	$(7,456)	(11.3)

	Nine months ended September 30,
	2023	2022
	(in thousands)
DTC	30,314	41,755
% Net Sales	56.2	63.2
OEM	23,640	24,287
% Net Sales	43.8	36.8
Net Sales	$53,954	66,042

Net Sales

Net sales decreased by $12.1 million, or 18.3%, to $54.0 million for the nine months ended September 30, 2023, as compared to $66.0 million for the nine months ended September 30, 2022. This decrease was primarily due to lower DTC battery and accessory sales. DTC revenue decreased by $11.4 million as a result of decreased customer demand for our products due to ongoing macro-economic factors such as rising interest rates and inflation. OEM revenue decline by $0.6 million for the nine months ended September 30, 2023 compared to the nine-months ended September 30, 2022 primarily due to weaker overall demand in the RV market. As described above, the change in strategy by our largest RV OEM customer in July of 2023 had a material adverse impact on our OEM sales for the quarter ended September 30, 2023 and we expect this change to continue to have a material limiting effect on our revenue throughout the remainder of 2023.

Cost of Goods Sold

Cost of revenue decreased by $6.0 million, or 12.8%, to $40.5 million for the nine months ended September 30, 2023, as compared to $46.5 million for the nine months ended September 30, 2022. This decrease was primarily due to lower unit volumes partially offset by higher material costs associated with consuming higher-priced inventory.

Gross Profit

Gross profit decreased by $6.1 million, or 31.4%, to $13.4 million for the nine months ended September 30, 2023, as compared to $19.6 million for the nine months ended September 30, 2022. The decrease in gross profit was primarily due to lower unit volumes sold and a change in revenue mix that included a larger percentage of lower margin OEM sales and a lower percentage of higher margin DTC sales, combined with the aforementioned higher material costs.

Research and Development Expenses

Research and development expenses increased by $1.4 million or 70.8%, to $3.3 million for the nine months ended September 30, 2023, as compared to $2.0 million for the nine months ended September 30, 2022. The increase was primarily due to increased wages in the amount of $0.6 million associated with higher headcount, higher materials and supply costs associated with development work and higher patent expenses.

General and Administrative Expenses

General and administrative expenses increased by $9.3 million, or 67.8%, to $23.1 million for the nine months ended September 30, 2023, as compared to $13.8 million for the nine months ended September 30, 2022. This increase was primarily due a $4.8 million increase in stock-based compensation costs, a $2.2 million increase in compliance and insurance expenses, a $1.6 million increase in investor relations expenses and a $0.8 million increase in professional services related to the June 2023 Offering.

Selling and Marketing Expenses

Sales and marketing expenses increased by $1.8 million, or 18.7%, to $11.1 million for the nine months ended September 30, 2023, as compared to $9.3 million for the nine months ended September 30, 2022. This increase was primarily due to a $2.8 million increase in wage-related expenses, partially offset by $1.2 million in lower shipping costs due to the decline in DTC sales.

Total Other Income (Expense)

Other income totaled $7.3 million for the nine months ended September 30, 2023 as compared to total other expense of $3.7 million for the nine months ended September 30, 2022. Other income for the nine months ended September 30, 2023 is comprised of a change in fair market value of our warrants in the amount of $19.2 million of income, offset by $11.9 million in interest expense related to our debt securities. The $3.7 million expense for the nine months ended September 30, 2022 was comprised of interest expense related to the senior secured notes of $45 million which were retired as a result of the Business Combination.

Income Tax (Benefit) Expense

There was no tax expense recorded for the nine months ended September 30, 2023, as compared to a $1.7 million benefit for the nine months ended September 30, 2022. The income tax benefit of $1.7 million for the nine months ended September 30, 2022 was expected to be used against future tax obligations. Based on available evidence as of September 30, 2023, management believes it is more likely than not that some or all the deferred tax assets will not be realized. Accordingly, the Company established a 100% valuation allowance. As a result of the full valuation allowance, the Company did not record a tax benefit during the nine months ended September 30, 2023.

Net Loss

We generated a net loss of $16.8 million for the nine months ended September 30, 2023, as compared to a net loss of $7.5 million for the nine months ended September 30, 2022. As described above, this result was driven primarily by lower sales, increased material costs due to the absorption of higher-priced inventory, and higher operating expenses, partially offset by increased other income (due to the change in fair market value of the Company’s warrants treated as liabilities).

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

Warrants

We apply relevant accounting guidance for warrants to purchase our stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, we follow guidance issued within ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”), to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require liability classifications are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classifications are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. See “Note 9—Warrants” in our accompanying condensed consolidated financial statements for information on the warrants.

Equity-Based Compensation

We use the Black-Scholes option-pricing model to determine the fair value of option grants. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of our future share price, risk-free rates, future dividend yields and estimated forfeitures at the initial grant date. RSU awards are valued based on the closing trading price of the Company’s common stock on the date of grant. Changes in assumptions used to estimate fair value could result in materially different results.

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

Non-GAAP Financial Measures

This Quarterly Report includes a non-generally accepted account principles within the United States (“U.S. GAAP”) measure that we use to supplement our results presented in accordance with U.S. GAAP. Earnings before interest tax and amortization (“EBITDA”) is defined as earnings before interest and other income (expenses), income taxes, and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA adjusted for stock-based compensation, employee separation expenses, costs associated with the June 2023 Offering, promissory note forgiveness, and change in the fair market value of warrant liabilities. Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it illustrates the underlying financial and business trends relating to our core, recurring results of operations and enhances comparability between periods.

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

The table below presents our adjusted EBITDA, reconciled to net loss for the three and nine months ended September 30, 2023, and September 30, 2022.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(10,023)	$(3,689)	$(16,831)	$(7,456)
Interest Expense	3,977	1,166	11,905	3,657
Taxes	—	(886)	—	(1,700)
Depreciation and Amortization	316	259	909	648
EBITDA	(5,730)	(3,150)	(4,017)	(4,851)
Adjusted for:
Stock-Based Compensation(1)	946	436	6,387	1,155
Separation Agreement(2)	—	—	720	—
June 2023 Offering Costs (3)	—	—	904	—
Promissory Note Forgiveness(4)	—	—	—	469
Change in fair market value of warrant liability (5)	145	—	(19,182)	—
Adjusted EBITDA	$(4,639)	$(2,714)	(15,188)	(3,227)

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and board members.

(2)	Separation Agreement is comprised of $720 in cash severance associated with separation agreement dated April 26, 2023, between us and our former Chief Legal Officer.

(3)	June 2023 Offering Costs are comprised of fees and expenses, including legal, accounting, and other expenses associated with our secondary offering.

(4)	Promissory Note Forgiveness is comprised of the loan that was forgiven, prior to the Business Combination, in connection with the promissory note, with a maturity date of March 1, 2026, between us and John Marchetti, our former Chief Financial Officer and current Senior Vice President, Operations.

(5)	Change in fair market value of warrant liabilities represents the change in fair value for the three and nine month period ended September 30, 2023.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of September 30, 2023, we had cash totaling $13.2 million.

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

The Term Loan proceeds were used to: (i) support the Business Combination, (ii) prepay the fixed rate senior notes at closing of the Business Combination, (iii) pay fees and expenses in connection with the foregoing, (iv) to provide additional growth capital and (v) for other general/corporate purposes. The Term Loan will mature on October 7, 2026, or the Maturity Date, and will be subject to quarterly amortization of 5% per annum beginning 24 months after issuance. The definitive documents for the Term Loan incorporate certain mandatory prepayment events and certain affirmative and negative covenants and exceptions hereto. The financial covenants for the Term Loan include a maximum senior leverage ratio covenant, a minimum liquidity covenant, a springing fixed charge coverage ratio covenant, and a maximum capital expenditures covenant. On March 29, 2023 and September 29, 2023, we obtained waivers from Alter Domus (US) LLC, as the administrative agent for the lenders (the “Administrative Agent”) and EICF Agent LLC and certain third-party financing source of our failure to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarters ended March 31, 2023 and September 30, 2023. We were in compliance with the covenants as of June 30, 2023. However, it is probable that we will fail to meet these covenants within the next twelve months. In accordance with U.S. GAAP, we reclassified our notes payable from a long-term liability to a current liability. The Term Loan accrues interest (i) until April 1, 2023 at a per annum rate equal to adjusted secured overnight financing rate (“SOFR”) is a margin equal to 13.5%, of which 7% will be payable in cash and 6.5% will be paid in-kind, (ii) thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company. In each of the foregoing case, adjusted SOFR will be no less than 1%.

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

From January 1, 2023 to September 30, 2023, we issued and sold approximately 98,500 shares of our common stock under the ChEF Equity Facility, resulting in net cash proceeds of $670,593. During the nine months ended September 30, 2023, the Company issued additional Penny Warrants to purchase 501 shares of common stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the Penny Warrants with respect to certain sales made by the Company under the ChEF Equity Facility. Subsequent to the quarter ended September 30, 2023, we issued and sold approximately 490,000 shares of our common stock under the ChEF Equity Facility, resulting in net cash proceeds of $607,973. As a result, subsequent to the quarter ended September 30, 2023, we issued additional Penny Warrants to purchase 4,277 shares of Common Stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the Penny Warrants with respect to certain sales made by the Company under the ChEF Equity Facility.

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

In June 2023, we completed the June 2023 Offering which provided net proceeds to us, including the partial over-allotment option exercise, of approximately $21.1 million. In July 2023, upon a request from the Company’s lenders under the Term Loan Agreement, the Company repaid $5.3 million to satisfy a portion of its outstanding principal.

Going Concern

For the quarter ended September 30, 2023, we generated a net loss of $16.8 million and had a negative cash flow from operations. As of September 30, 2023, we had approximately $13.2 million in cash and cash equivalents and working capital of $22.0 million.

Under the Term Loan Agreement, we are obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures. On March 29, 2023 and September 29, 2023, we obtained waivers from our Administrative Agent and the Term Loan Lenders of our failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarters ended March 31, 2023 and September 30, 2023. While the Company was in compliance with its covenants for the quarter ended June 30, 2023, it is probable that we will fail to meet these covenants within the next twelve months. If we are unable to comply with the financial covenants in our loan agreement, the Term Loan Lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows for the Nine months ended September 30, 2023, and September 30, 2022

	Nine months ended September 30,
	2023	2022
Net Cash (used in)/provided by:	(in thousands)
Operating Activities	$(16,727)	$(24,711)
Investing activities	$(6,507)	$(6,065)
Financing activities	$18,688	$15,707

Operating Activities

Net cash used in operating activities was $16.7 million for the nine months ended September 30, 2023, primarily due to a net loss of $16.8 million partially offset by a $0.1 million increase as a result of other operating adjustments.

Net cash used in operating activities was $24.7 million for the nine months ended September 30, 2022, due to a net loss during the period and a $17.3 million decrease in other operating adjustments.

Investing Activities

Net cash used in investing activities was $6.5 million for the nine months ended September 30, 2023, as compared to net cash used in investing activities of $6.1 million for the nine months ended September 30, 2022. The increase in cash used in investing activities was primarily due to an increase in capital equipment expenses.

Financing Activities

Net cash provided by financing activities was $18.7 million for the nine months ended September 30, 2023, as compared to net cash provided by financing activities of $15.7 million for the nine months ended September 30, 2022, and was primarily due to net proceeds of $21.1 million from the June 2023 Offering partially offset by a $5.3 million principal payment of our notes payable.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating lease liabilities. As of September 30, 2023, we had $1.3 million in short-term operating lease liabilities and $2.6 million in long-term operating lease liabilities.

As disclosed above, we have a Term Loan. As of September 30, 2023, the amount outstanding under the Term Loan was $74.7 million, which consists of $69.7 million in principal and $4.9 million in PIK interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, as our principal executive officer, and Interim Chief Financial Officer, as our principal financial officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Interim Chief Financial Officer concluded that, due to the material weaknesses previously reported in our Annual Report that have not yet been remediated, our disclosure controls and procedures were not effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

Management described a plan to remediate the material weaknesses within our Annual Report. Management, with the assistance of a third-party service provider, continues to design and implement internal controls. Additionally, management continued its risk assessment to identify risks and objectives. There were no other changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management will continue to evaluate and enhance our processes as noted in the remediation plan described within our Annual Report. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these will ultimately have the intended effects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2023 and subsequent to the end of the quarter through the date of this filing, as a result of the shares of common stock sold by the Company pursuant to the ChEF, the Company issued additional Penny Warrants under which an additional 4,277 shares of Common Stock are issuable upon the exercise of the Penny Warrants pursuant to the anti-dilution adjustment provisions in the Penny Warrants.

The Penny Warrants and the shares of common stock issuable upon the exercise of the Penny Warrants have not been registered under the Securities Act of 1933, as amended, and were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

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

Dragonfly Energy Holdings Corp..

Date: November 14, 2023	By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

