Form 10-K
period 2023-12-31
Dragonfly Energy Holdings Corp.
filed 2024-04-16
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $1.48 for shares of the registrant’s common stock as reported by the Nasdaq Global Market, was approximately $45.2 million.

As of April 12, 2024, there were 60,260,282 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to successfully increase market penetration into target markets;
●	the addressable markets that we intend to target do not grow as expected;
●	the potential for events or circumstances that result in our failure to timely achieve the anticipated benefits of our customer arrangements with THOR Industries and its affiliate brands (including Keystone RV Company (“Keystone”)), including Keystone’s decision in July 2023, that, due to weaker demand for its products and its subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the loss of any members of our senior management team or other key personnel;
●	the loss of any relationships with key suppliers, including suppliers in China;
●	the loss of any relationships with key customers;
●	our ability to protect our patents and other intellectual property;
●	the failure to successfully optimize solid-state cells or to produce commercially viable solid-state cells in a timely manner or at all, or to scale to mass production;
●	changes in applicable laws or regulations, including changes in the rates of tariffs or any adjustments to the amounts payable by us to customs as a result of improperly identifying the applicable tariff rate payable on our products;
●	our ability to maintain the listing of our common stock on the Nasdaq Global Market and Public Warrants (as defined herein) on the Nasdaq Capital Market;
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors (including an economic slowdown or inflationary pressures);
●	our ability to sell the desired amounts of shares of common stock at desired prices under our equity facility;
●	our ability to raise additional capital to fund our operations;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	developments relating to our competitors and our industry;
●	our ability to engage target customers and successfully retain these customers for future orders;
●	the reliance on two suppliers for our lithium iron phosphate cells and a single supplier for the manufacture of our battery management system;
●	the potential impact of geopolitical events, including the Russia-Ukraine conflict and Hamas’ attack on Israel, and their effects on our operations; and
●	our current dependence on a single manufacturing facility.

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

Overview

We are a manufacturer of non-toxic deep cycle lithium-ion batteries that caters to customers in the consumer industry (including the recreational vehicle (“RV”), marine vessel, solar and off-grid residence industries), and industrial and energy storage markets, with proprietary, patented and disruptive battery cell manufacturing and non-flammable solid-state cell technology currently under development. Our goal is to develop technology to deliver environmentally impactful solutions for energy storage to everyone globally. We believe that the innovative design of our lithium-ion batteries is ideally suited for the demands of modern customers who rely on consumer electronics, connected devices and smart appliances that require continuous, reliable electricity, regardless of location.

Our deep cycle lithium iron phosphate (“LFP”) batteries provide numerous advantages compared to incumbent products, such as lead-acid batteries. LFP batteries are non-toxic and environmentally friendly, do not rely on scarce or controversial metals and are a highly cost-effective storage solution. LFP batteries use lithium iron phosphate (“LiFePO4”) as the cathode material for lithium-ion cells rather than nickel or cobalt. Although the energy density of LFP batteries is lower, they have a longer cycle life and experience a slower rate of capacity loss. LFP is also intrinsically safer than sulfide gases due to its thermal and chemical stability, meaning our LFP batteries are less flammable than alternative products. As we develop our proprietary solid-state cell technology, we believe our use of LFP will continue to provide significant advantages over the lithium-ion technology in development by most other companies that still incorporate less stable components in their chemistries (such as sulfide gases, which are chemically unstable and form hydrogen sulfide when exposed to air).

We have a dual-brand strategy for battery products, Dragonfly Energy (“Dragonfly Energy”) and Battle Born Batteries (“Battle Born”). Battle Born branded products are primarily sold direct-to-consumers (“DTC”), while the Dragonfly Energy brand is primarily sold to original equipment manufacturers (“OEMs”). However, with the growing popularity and brand recognition of Battle Born, these batteries have become increasingly popular with our OEM customers. Based on the extensive research and optimization undertaken by our team, we have developed a line of products with features including a proprietary battery management system and an internal battery heating feature for cold temperatures, and we have recently launched our unique battery communication system. We currently source the LFP cells incorporated into our batteries from a limited number of carefully selected suppliers that can meet our demanding quality standards and with whom we have developed long-term relationships.

We began as an aftermarket-focused business initially targeting DTC sales in the RV market. Since 2020, we have sold over 290,000 batteries. For the years ended December 31, 2023 and 2022, we sold 64,906 and 96,034 batteries, respectively, and had $64.5 million and $86.3 million in sales, respectively. Historically, we have increased total sales through a combination of: increasing DTC sales of batteries for RV applications; expanding into the marine vessels and off-grid storage markets with related DTC sales; selling batteries to RV OEMs; increasing sales to distributors; and reselling accessories for battery systems. Our RV OEM customers currently include Keystone RV Company (“Keystone”), who fulfills certain of its LFP battery requirements exclusively through our Supply Agreement (as defined herein), THOR Industries (“THOR”), who has made a strategic investment in our business and with whom we intend to enter into a future, mutually agreed exclusive North American distribution agreement with an initial term of two years (with potential annual renewals), Airstream, and REV, and we are in ongoing discussions with a number of additional RV OEMS to further increase adoption of our products. For the year ended December 31, 2023, we faced a number of demand headwinds associated with increased inflation and rising interest rates, which caused a significant year-over-year decline in units produced for North American RV OEMs. The impact of these unit declines combined with the associated lower demand in the direct-to-consumer business caused total revenue to decline for the year ended December 31, 2023 compared to the same period last year. Based on our discussions with customers and current unit forecast projections, we expect our revenue in the RV market to increase in 2024.

We currently offer several lines of batteries across our two brands, each differentiated by size, power and capacity, consisting of seven different models, four of which come with a heated option. To supplement our battery offerings, we are also a reseller of accessories for battery systems. These include chargers, inverters, monitors, controllers and other system accessories from brands such as Victron Energy, Progressive Dynamics, Magnum Energy and Sterling Power. Pursuant to the Asset Purchase Agreement dated April 22, 2022 by and among us and Thomason Jones Company, LLC (“Thomason Jones”) and the other parties thereto, we also acquired the assets, including the Wakespeed Offshore brand (“Wakespeed”) of Thomason Jones, allowing us to include our own alternator regulator in systems that we sell.

Our battery packs are designed and assembled in-house in the United States. In April 2021, we opened our current 99,000 square foot facility in Reno, Nevada, which has allowed us to increase our production capacity and gave us the ability to increase sales to existing customers and penetrate new markets. Our 99,000 square foot facility provides a streamlined, partially autonomous production process for our current batteries, which comprises module assembly and battery assembly, with the availability to expand the number of lines to handle increased volumes and the additional battery modules we intend to introduce in the near future. We also entered into a lease for use of an approximately 64,000 square foot facility to further increase our capacity to produce our patented dry electrode process (the “Fernley Lease Agreement”). We plan to continue to expand our production capacity as needed and have entered into a lease for a 390,240 square foot facility in Reno, Nevada that is currently under construction which is expected to be completed in the second half of 2024. The commencement date for the lease for this facility was March 25, 2024, based on the construction project being identified as “substantially complete”. This facility will enable us to consolidate various operations in Reno, NV and will allow for expected expansion for new markets.

Through our Battle Born Batteries and Wakespeed brands, we operate in three primary consumer end markets: RVs, marine vessels, and off-grid storage systems. We are strategically expanding into additional markets, with a focus on heavy-duty trucks, work trucks, and industrial solar integration. Within our core markets, we focus on displacing lead-acid batteries with our technologically advanced and greener lithium-ion solutions. Our Battle Born Batteries portfolio is designed to provide customers with a reliable, long-lasting, and highly efficient off-grid power source for powering appliances, air conditioning, lighting, and other devices commonly found in these applications.

We continue to leverage our proven sales and marketing strategy to efficiently penetrate our target end markets. We prioritize customer education through various channels, highlighting the distinct advantages of lithium-ion batteries over traditional lead-acid alternatives. Tradeshows, rallies, and industry events serve as key platforms for direct customer engagement, featuring product demonstrations, educational seminars, and opportunities for interaction with knowledgeable sales and technical experts. We further amplify our reach through a robust social media program, strategically partnering with content creators and industry influencers to disseminate product benefits to targeted audiences. Additionally, we cultivate relationships with industry publications to secure editorial coverage that informs and educates potential customers. We also employ a targeted pay-per-click (“PPC”) advertising campaigns across various platforms, including search engines, social media, and connected TV to efficiently convert high-intent customers at the bottom of the purchase funnel.

Drawing upon our success in collaborating with RV and marine OEMs, we have begun expanding into the heavy-duty trucking market. We are leveraging our expertise in designing and supporting lithium-ion storage systems to tailor solutions meeting specific OEM requirements. These solutions have been adopted as factory-installed features, demonstrating their value proposition for truck fleets seeking to:

●	Reduce diesel fuel costs: our technology delivers significant fuel savings, offering a rapid return on investment.
●	Comply with anti-idling regulations: Lithium-ion batteries enable efficient power management eliminating the need for long haul truck drivers to idle, thus aligning with increasingly stringent regulations.
●	Enhance sustainability efforts: Transitioning to long lasting and greener lithium-ion solutions contributes to improved environmental impact.

This strategic approach has resulted in successful pilot programs with fleets representing over 15% of the North American heavy-duty trucking market.

To augment our core lithium-ion battery pack business, we rely on our research and development department. The team has successfully developed innovative manufacturing processes for dry-electrode manufacturing of lithium-ion cells, and continues development efforts relating to next-generation solid-state technology. Since our inception, we have built a comprehensive patent portfolio around our proprietary dry-electrode battery manufacturing process, which eliminates the use of harmful solvents and energy-intensive drying ovens compared to traditional methods. This translates to significant environmental and cost benefits, including reduced energy consumption, smaller space requirements, and a lower carbon footprint.

Moreover, our solid-state technology in development removes the need for a liquid electrolyte, thereby addressing safety concerns related to flammability. Our unique competitive edge lies in the combination of solid-state technology with its scalable dry-electrode manufacturing process. This enables the rapid production of cells having an intercalation anode (like graphite or silicon), unlike many competitors reliant on less stable lithium metal anodes. We believe this design offers superior cyclability and safety, serving as a key differentiator in the energy storage market. Furthermore, internal production of both conventional and solid-state cells streamlines our supply chain and enables vertical integration, ultimately driving down production costs.

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

End Markets

Current Markets

According to a Frost and Sullivan report commissioned by us in 2021 (“Frost & Sullivan”), the total addressable market (“TAM”) of our three current end markets is estimated to be approximately $12 billion by 2025.

●	Recreational Vehicles. The growth of the RV market is expected to continue to drive demand for LFP storage batteries. According to the 2022 RV Industry Association (“RVIA”) Annual Report, 22% of RV buyers are between the ages of 18 and 34. In addition, nearly a third of the respondents in the study (31%) are first-time owners, underscoring the growth of the industry in the past decade. RV interiors are becoming more modern as customers adopt the full-time RV lifestyle, with additional appliances and electronics being installed, increasing the need for reliable power. According to the RVIA and THOR Industries, North American RV shipments have had an estimated 10-year compound annual growth rate (“CAGR”) of 5.6% from 2012 to 2022. The need for greater power and power storage capabilities to power interiors is driving a shift towards the use of LFP batteries. Incumbent lead-acid batteries are heavy, take up a lot of space, have inefficient power discharge and require ventilation. Our product addresses all of these problems by allowing for shorter charge times, weighing one-fifth of a standard lead-acid battery, providing a reliable and consistent source of power and being maintenance-free. Our market focus has traditionally been on motorized RVs (i.e., drivable RVs), however, OEMs have begun to introduce batteries into towable units (i.e., RVs that require another vehicle to drive them), which has created a growing subsector in the RV market for LFP batteries. According to the RVIA’s 2021 RV Market Report, approximately 91% of wholesale RV units shipped in 2021 were towable units, representing a significant growth opportunity for LFP batteries.

●	Marine Vessels. As boating becomes more popular in North America, the need for a reliable, non-flammable energy storage system is becoming increasingly apparent. According to the 2020 Recreational Boating Statistics and the 2020 National Recreational Boating Safety Survey, in 2018 over 84 million Americans participated in some form of boating activity, with a total of over 11.8 million boats on the water as of 2020, of which 93% are power boats. We believe that the marine vessel market will grow to approximately $8 billion by 2025. Similar to the RV market, customers are becoming more technologically advanced and are adding more electronics to their vessels, in turn driving demand for larger and more reliable energy storage, such as LFP batteries. Tightening marina regulations are also driving the need for electric docking motors on more vessels and increasing the focus on safety, which LFP batteries are well-suited to address.

●	Off-Grid Residences. Many people are turning to off-grid housing and, as individuals and governments become more conscious of their carbon footprint, a shift towards renewable energy sources for off-grid housing will be increasingly popular. Solar installations continue to see an increase globally, with global PV installations projected to rise from 144 GW (DC) in 2020 to 334 GW (DC) in 2030 according to Bloomberg. According to the Solar Energy Industries Association (“SEIA”), approximately 11% of solar installations in 2021 were supplemented with a battery system for efficient storing of excess energy generated during daylight hours. However, the number of new behind-the-meter solar systems with supporting battery systems is projected to rise to over 29% by 2025. LFP batteries are able to solve the weakest part of renewable energy adoption, which is the lack of consistent, reliable and efficient energy storage that is safer than alternative energy storage options currently on the market. As this shift towards clean energy becomes more prominent and cost-effective, the LFP battery market will be able to penetrate the largely untapped off-grid markets.

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

●	Heavy Duty Truck. The heavy-duty truck market encompasses a broad range of vehicles designed for extensive commercial and industrial use, such as long-haul transport, construction, and logistics. With more than 300,000 Class 8 units sold in 2022, the market demonstrates a robust demand for vehicles that are integral to the backbone of global commerce and infrastructure projects. As the demand for more efficient, sustainable, and reliable transportation solutions grows, the use of Auxiliary Power Units (“APUs”) in heavy duty trucks is becoming increasingly significant. APUs provide an alternative energy source for powering onboard systems and maintaining cabin comfort during rest periods, without the need for the main engine to run—thereby reducing fuel consumption and emissions. Additionally, the market opportunity extends to the electrification of Transport Refrigeration Units (“TRUs”) on trailers and smaller class refrigerated vehicles, which are crucial for the cold chain logistics sector. This shift towards electrification is driven by the need for more sustainable and efficient cooling solutions, reducing the carbon footprint of refrigerated transport. The expansion of global trade and the continuous push for lower emissions standards are driving the demand for heavy duty trucks equipped with APUs, as well as for the electrification of TRUs, highlighting a considerable market opportunity. This trend emphasizes the potential for advanced battery technologies not only as an environmental solution but also as a competitive advantage in the heavy-duty truck and refrigerated transport markets, offering a substantial retrofitting and market penetration opportunity for battery manufacturers and suppliers with the requisite expertise and product offerings.

●	Industrial / Material Handlings / Work Truck. The industrial vehicle market includes work trucks, material handling and warehousing equipment and compact construction equipment. As industrial vehicles increase in terms of automation and incorporate more onboard tools, the need for a long-lasting, reliable and environmentally friendly energy source grows. The continuous growth of e-commerce is increasing the demand for warehousing and automated equipment. According to material handling equipment manufacturer Hyster-Yale Materials Handling, in 2021 the global market volume in units for lift trucks was approximately 2.3 million, most of which were powered by traditional lead-acid batteries, presenting a large retrofitting opportunity for LFP batteries.

●	Specialty Vehicles. According to Mordor Intelligence, as of 2019, approximately 40% of the specialty vehicle market in the United States consists of medical and healthcare vehicles and approximately 30% consists of law enforcement and public safety vehicles. The market for emergency vehicles has grown as the baby boomer generation continues to age, and there has been increased demand for electrified devices and equipment on board these emergency vehicles. Our LFP batteries are well-suited to capture this market as they offer a more reliable power source with longer lifecycles compared to lead-acid batteries. In addition, LFP batteries are safer, lighter and modular, allowing for more tools to be stored on-board emergency vehicles without sacrificing the performance of the battery system.

●	Emergency and Standby Power. Demand for reliable emergency and standby power sources is expected to continue to drive demand for effective power storage for residential, commercial and industrial uses. Power outages in the United States cost an estimated $150 billion per year, according to the Department of Energy, increasing the demand for uninterrupted power sources. The need for reliable emergency and standby power exists in both hazardous and non-hazardous environments and is particularly acute in areas where the existing grid service is subject to intermittencies or is otherwise inefficient (including as a result high peak electricity usage, grid and related equipment age or severe weather and other environmental factors). LFP batteries are able to offset grid-related intermittencies and inefficiencies and assist in providing grid stabilization. Importantly, LFP batteries achieve these benefits in a clean, reliable and safe manner by supplanting or reducing the use of fossil fuel backup generators.

●	Telecom. Demand for mobile data continues to increase and network providers are investing heavily in 5G networks, particularly in unserved and underserved regions, to support this demand. According to the CTIA’s 2021 annual survey, there were 417,215 cell sites in the United States in 2020. Batteries provide backup power to these sites when external power is interrupted. While lead-acid batteries are commonly used as backup batteries today, the compact nature of lithium-ion batteries, together with the fact that they are safer and more environmentally friendly, make them ideal alternatives as new wireless sites are built and the older wireless sites require upgrades. LFP batteries are maintenance free and have a longer lifespan, allowing for a more efficient and reliable power source for large wireless sites. The ability to monitor the battery systems remotely enables telecom operators to reduce onsite maintenance checks, thereby reducing overall operational costs while ensuring network uptime.

●	Rail. Rail transportation is a large potential market, with an estimated U.S. market size of $110.1 billion in 2023, according to IBISWorld. Many railroad operators have invested in infrastructure and equipment upgrades in recent years, in an attempt to boost capacity and productivity. As noted in a study conducted by the International Energy Analysis Department and the Lawrence Berkeley National Laboratory, a shift from fossil fuel-based rail cars to emission-free power sources will greatly affect the economic and environmental impact from the rail industry. Two suggested pathways from this study were (1) electrifying railway tracks and using emission-free electricity which requires significant storage combined with renewable electricity on the grid, and (2) adding battery storage cars to diesel-electric trains. A battery-electric rail sector would provide more than 200GWh of modular and mobile storage, which could in turn provide grid services and improve the resilience of the power system.

●	Data Centers. Data centers have seen strong growth in recent years, with over 5,000 data centers in the United States as of September 2023 according to Statista. Constant technological advancements and larger amounts of data generated and stored by companies for increasingly longer periods of time are driving growth in the importance, and the amount, of physical space dedicated to data centers. As software companies, such as Google and Oracle, continue to develop new technologies, such as artificial intelligence, data centers where the computer and storage functions are co-located also continue to grow. As the industry seeks to cut operating costs, become more efficient and minimize dedicated physical space, we expect there to be a shift towards light, compact lithium-ion batteries that can reduce overall costs and provide a reliable power supply without sacrificing performance. Lithium-ion batteries are designed to operate in environments with higher ambient temperatures than incumbent energy storage methods (such as lead-acid batteries). This ability for lithium-ion batteries to withstand and operate at higher temperatures can also reduce cooling costs.

●	On-grid Storage. On-grid energy storage is used on a large-scale platform within an electrical power grid in conjunction with variable renewable energy sources such as solar and wind projects. These storage units (including large-scale stationary batteries) store energy when electricity is plentiful, and discharge energy at peak times when electricity is scarce. Because of the low cost of fossil fuels, the adoption of large-scale batteries has been slow. However, according to the U.S. Energy Information Administration 2021 report on battery storage in the United States, lithium-ion battery installations in large-scale storage grew from less than 50 MWh of energy capacity annual additions in 2010 to approximately 400 MWh in 2019. As lithium-ion battery production scales, the related cost of storage for all lithium-ion batteries will decline and the cost of renewable energy (including associated storage costs) is expected to approach $0.05 per kWh, which is the amount required to be cost competitive with the price of power from the electrical grid. We believe our ability to cost-effectively develop and manufacture LFP solid-state batteries will position renewable energy projects deploying these batteries to reach “grid parity” sooner.

Our Competitive Strengths

We believe that we possess the largest share in the markets we operate in due to our following business strengths, which distinguish us in this competitive landscape and position us to capitalize on the anticipated continued growth in the energy storage market:

●	Premier Lithium-Ion Battery Technology. Each of our innovative batteries features custom designed components to enhance power and performance in any application or setting. Our batteries feature LFP chemistry that is environmentally friendly, does not heat up or swell when charging or discharging, and generates more power in less physical space than competing lead-acid batteries. Unlike our competitors, our internal heating technology keeps our batteries within optimal internal conditions without drawing unnecessary energy and sustaining minimal energy drain. To protect our products, our batteries possess a proprietary battery management system that shuts off the ability to charge at 24 degrees Fahrenheit. This technology increases performance in cold weather conditions while possessing a unique heating solution that does not require an external energy source.

●	Extensive, Growing Patent Portfolio. We have developed and filed patent applications on commercially relevant aspects of our business including chemical compositions systems and production processes. To date, we have owned 44 issued patents, with an additional 48 patent applications pending, in the United States, Canada, Australia, Korea, Japan, India, China, and Europe (with individual patents in Germany, France and the United Kingdom).

●	Proven Go-To-Market Strategy. We have successfully established a DTC platform and have developed strong working relationships with major OEMs and fleets in the RV, marine and heavy trucking markets. We custom design and engineer storage systems for new and existing applications. We see opportunities to continue to leverage our success in the aftermarket to expand our relationships to other leading OEMs, fleets, and distributors while further enhancing our DTC offerings. Extensive informational videos and exceptional customer service provide sales, technical and hands-on service support to facilitate consumer transition from traditional lead-acid or incumbent lithium-ion batteries to our products.

●	Established Customer Base with Brand Recognition. We have a growing customer base of more than 23,000 customers featuring OEMs, distributors, upfitters and end consumers across diverse end markets and applications including RV, marine vessels and off-grid residences. Customer demand and brand recognition of Battle Born batteries from an aftermarket sales perspective have helped drive significant adoption from OEMs and fleets with visibility for future growth through further expansion of our existing relationships.

●	High Quality Manufacturing Process. Unlike competitors that outsource their manufacturing processes, our batteries are designed, assembled and tested in the United States, ensuring that our manufacturing process is thoroughly tested and our batteries are of the highest quality as a result of governmental regulations for performance and safety.

●	Drop-in Replacement. Our battery modules are largely designed to be “drop-in replacements” for traditional lead-acid batteries, which means that they are designed to fit standard RV or marine vessel configurations without any adjustments. Our target applications are powering devices and appliances in larger vehicles and low speed industrial vehicles. We offer a full line of compatible components and accessories to simplify the replacement process and provide consumers with customer service to ensure a seamless transition to our significantly safer and environmentally friendly battery. Over their lifetime, our batteries are significantly cheaper from both an absolute cost and a cost per energy perspective. These lifetime costs, at current costs and capacity, will naturally drop as we continue to take advantage of economies of scale.

Our Growth Strategy

We intend to leverage our competitive strengths, technology leadership and market share position to pursue our growth strategy through the following:

●	Expand Product Offerings. In the short-term, our aim is to further diversify our product offerings to give consumers, as well as OEMs and distributors, more options for additional applications. We intend to launch and scale production of additional 12 voltage and 24 voltage batteries and we have recently introduced 48 voltage battery systems, which we believe will extend our market reach in each of our targeted end markets. Additionally, in January 2023, we launched Dragonfly IntelLigence, a proprietary monitoring and communication system that allows us to monitor, optimize, and in some cases compile data on battery banks. We believe the natural evolution of our product offering is to become a system integrator for solar and other energy storage solutions.

●	Expand End Markets. We have identified additional end markets that we believe in the medium- to longer-term will increasingly look to alternative energy solutions, such as LFP batteries. Markets, such as long-haul trucking, standby power, industrial vehicles, specialty vehicles and utility-grade storage, are in the early stages of adoption of lithium-ion batteries (including LFP batteries), and we aim to be at the forefront of this movement by continuing to develop and produce products with these end users in mind.

●	Commercialize our Dry Electrode Cell Manufacturing Technology. In July 2023, we completed the construction of our proprietary and patented cell manufacturing pilot line. Our patented dry deposition process is chemistry agnostic – meaning it can produce battery cells across a variety of chemistries – and is less capital intensive, uses less energy, and can produce cells in a smaller manufacturing footprint, leading to a lower total cost of manufacturing. In August 2023, we successfully demonstrated the ability to produce anode material at scale using this manufacturing process and did the same with cathode material in October 2023. We are currently producing sample cells for prospective customers across a variety of chemistries and end-markets and expect to begin scaling production in the second half of 2024.

●	Develop and Commercialize Solid-State Technology. We believe solid-state technology presents a significant advantage to all products currently on the market, with the potential to be lighter, smaller, safer and cheaper. Once we have optimized the chemistry of our LFP solid-state batteries to enhance conductivity and power, we intend to scale up for mass production of separate solid-state batteries for various applications and use cases.

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

NMC batteries are highly dependent on two metals that present significant constraints — nickel, which is facing an industry-wide shortage, and cobalt, a large percentage of which comes from conflict-ridden countries. According to an article by McKinsey & Company titled “Lithium and Cobalt: A tale of two commodities”, global forecasts for cobalt show supply shortages arising as early as 2022, slowing down NMC battery growth. Both of these elements are also subject to commodity price fluctuations, making NMC and NCA batteries less cost-effective than LFP batteries. LFP batteries do not contain these elements and materials can be sourced domestically, and are therefore not subject to these shortages, geopolitical concerns or commodity price fluctuations. In fact, LFP batteries have no toxic elements, offering a much safer environmental alternative. The temperature threshold for thermal runaway (i.e., lithium-ion battery overheating that can result in an internal chemical reaction) is higher for LFP batteries as compared to NMC and NCA batteries, making LFP batteries less flammable and safer.

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

Dry Electrode Cell Manufacturing Technology

Since our inception, we have been developing proprietary dry-electrode manufacturing processes for which we have issued patents and pending patent applications, where appropriate. Dry-electrode manufacturing eliminates the use of toxic and expensive solvents and energy-intensive drying ovens in the cell manufacturing process. This in turn reduces the energy usage, space requirements, carbon footprint, and overall cost as compared to conventional slurry-based methods. Furthermore, the manufacturing technology is chemistry agnostic – meaning it can produce battery cells across a variety of different chemistries and application use cases. In July 2023, we completed the construction of our dry-electrode manufacturing pilot line. In August 2023, we successfully demonstrated the ability to produce Anode material at scale using this manufacturing process and did the same with Cathode material in October 2023. We are currently producing sample cells for prospective customers across a variety of chemistries and end-markets and expect to begin scaling production in the second half of 2024.

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

Our Products

We provide various industries with clean, reliable, and efficient power solutions through our comprehensive product portfolio. These products and solutions are sold to both OEMs and retail customers.

Our lead product line is Battle Born Batteries product line, respected for its exceptional performance and durability. When compared to traditional lead-acid options, Battle Born Batteries deliver two to three times the power in the same physical space, one-fifth the weight for equal usable power, and up to five times faster charging. Additionally, these batteries have extended lifespans of 3,000-5,000 cycles, translating to ten to fifteen years of reliable use under typical conditions. This longevity is backed by our 10-year warranty, showcasing our commitment to quality. The Battle Born Batteries product line currently features various sizes and configurations including models with proprietary built-in heating for cold weather charging and Dragonfly IntelLigence™, a communication technology that unlocks real-time monitoring, instant notifications, various protocol integration and superior battery protection. A focus on safety is central to our products, and all Battle Born Battery products utilize LiFePO4 chemistry, the safest lithium-ion chemistry available on the market. Additionally, our battery products undergo rigorous testing under stringent industry standards like UL Standard 2054, IEC 62133, UN 38.3 and IP65 to ensure safety and reliability.

Looking beyond batteries, we also offer a diverse range of power products.

●	Our Wakespeed Advanced Alternator Regulator, WS500, utilizes current, voltage, and temperature to deliver precise and effective charging of battery banks via an alternator. Its intelligent control leverages advanced multi-PID engine technology to ensure the most accurate charging available, simplifying installation, configuration, and operation. The WS500 offers superior protection for both lead-acid and lithium battery chemistries, making it a valuable investment for optimizing power management and extending battery life.

●	The Battle Born Batteries Lithium Power Pack Series features all-in-one power solutions for RVs, vans, and other mobile, off-grid, and industrial applications. These pre-wired, ready-to-go systems make the upgrade to lithium simple with easy installation into RVs or other applications. Designed with the dimensions and mounting points of traditional generators in mind, Lithium Power Packs are made to be quiet, sustainable, and simple drop-in replacements, allowing customers to eliminate generator fuel and noise. Custom configurations of Lithium Power Pack products are available for dealers and OEMs to size these all-in-one solutions to their specific needs.

●	Designed for the demanding world of heavy-duty trucking, our Battle Born All-Electric APU leverages a lithium battery system to empower drivers with long lasting power for their hotel loads. This upgrade eliminates the need for idling and its associated fuel costs and emissions—this APU provides power to run a truck’s HVAC, appliances, and electronics during mandatory rest periods. The Battle Born All Electric APU is pre-assembled and pre-wired, seamlessly integrating into a truck’s frame rails.

Additionally, as a distributor of leading brands like Victron, Schneider, and REDARC, we act as a one-stop shop for full system integration, catering to both OEMs and retail customers. Our complete offering allows customers to benefit from clean and sustainable power, extended lifespans, reduced costs, increased efficiency, and seamless integration - all backed by expert service and support.

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

Battery Communication System

We have developed a complete communication system branded Dragonfly IntelLigence, for which a U.S. non-provisional patent application and an international PCT patent application have been filed, to be used with Dragonfly Energy OEM systems and Battle Born batteries and bundles. This communication system will enable end customers to monitor each battery in real time, providing information on energy input and output and current or voltage imbalances. The communication system will be able to communicate with up to 24 batteries in a bank at one time and aggregate the data received from these batteries into a central system such as a phone or tablet. We expect to begin offering the Dragonfly IntelLigence product line to OEMs in the second quarter of 2024 as an adjacent component and in our product bundles.

Alternator Regulation

Charging batteries in a vehicle, such as a boat or RV, often requires pulling electrical current off of the vehicle’s alternator. Alternator regulation is important to ensure that the alternator does not get unduly stressed during the current delivery to the batteries, and that the current delivery remains within the operating limits of the onboard battery bank. The acquisition of the assets of Wakespeed has allowed us to deliver our own proprietary solution to alternator regulation while also leveraging an established brand name. Wakespeed is especially popular in the marine industry, and our ability to offer this complete solution sets the stage for further penetration into marine markets.

Product Pipeline

Beyond our current battery modules, we have several LFP products in development that will enable us to access additional end markets.

●	New Products. Our current offerings feature battery products that serve the RV, marine vessel and off-grid markets. Although manufacturing operations were previously capacity constrained the expansion into our new manufacturing facility will allow us to add production capacity and increase product offerings and scale based on demand.

●	The majority of our current batteries are 12 volt batteries, which provide 100 amp hours of energy and are an affordable solution to customers utilizing smaller or lower power applications. The smaller stature and drop-in replacement nature of these batteries have made these popular within the RV and marine vessel markets. Through the expansion of our 12 voltage battery product offerings, we will be able to penetrate further into additional applications including towable RVs, truck campers and trolling motors for small boats.

●	We also offer 24 voltage batteries, which currently deliver 50 amp hours, and plan to further expand our 24 voltage battery offerings to provide additional drop-in replacements for AGM batteries. A single 24 voltage battery is more efficient than two 12 voltage batteries due to the ability to power directly from the source without sacrificing power through cables and connectors. This attractive power source is ideal for off-grid housing, telecommunication, solar, marine and motorized home markets, providing enhanced power to larger scale applications. A vast majority of telecommunication cell sites utilize 24 voltage batteries, greatly expanding our addressable market.

●	We intend to offer 48 voltage batteries at 100 amp hours that utilize the Dragonfly IntelLigence system to maintain balance and full visibility into the status of all cells. The 48 voltage batteries provide further efficiency gains with higher voltage. These higher voltage batteries are currently more suitable for luxury mobile homes, larger off-grid uses, and high-end marine applications. We aim to further expand our 48 voltage batteries’ end market exposure into other highly attractive industries including standby power for data center and utility grade energy storage.

●	System Integrator. A natural evolution of our business is to offer customers a system integration solution providing more efficient power solutions at a cost-effective price point. We currently offer components and accessories necessary to build out complete lithium power systems, including solar panels, chargers and inverters, system monitoring, Wakespeed’s alternator regulators, accessories, and more. We have an in-house expert customer service team that assists customers in fully integrating their applications to our technologies for a seamless transition to lithium-based energy storage systems. Through our evolving technology and the customized architecture and application of our products, we are able to offer customers a seamless transition to creating a centralized coordinated system.

Research and Development

Our research and development team has built up its efforts to support two main initiatives – (1) scale up of our patented dry electrode process for cell manufacturing and (2) the advanced manufacturing of solid-state lithium-ion batteries. We believe the dry electrode process can be leveraged to help us vertically integrate from a pack supplier to a cell supplier – positioning ourselves for long-term competitiveness in the given geopolitical, economic, and technological landscapes. Our innovations in dry electrode processing result in reduced manufacturing costs, CO2 equivalents, and factory footprint while eliminating the need for solvents like N-Methyl-2-pyrrolidone (“NMP”). A third-party assessment conducted by Sphere Energy confirming these benefits has been completed in the first quarter of 2024 relating to cost effectiveness and sustainability of our dry electrode battery manufacturing process (the “Sphere Energy Assessment”).

The Sphere Energy Assessment concluded that our dry electrode battery manufacturing process resulted in a 9% reduced carbon footprint of cell manufacturing with no toxic NMP solvent required, resulting in a significantly more sustainable process. This sustainability advantage is further augmented by a 71% reduction in energy usage during electrode manufacturing using our process (spray drying, coating, calendaring) compared to standard cell manufacturing operations (slurry casting, drying, calendaring). By removing the need for large and expensive drying ovens, our manufacturing process requires 22% less square footage. The culmination of these advantages results in a 25% reduction in emissions from energy use, making our manufacturing process more sustainable and much more environmentally friendly as compared to conventional manufacturing methods.

In addition to the energy savings, the cost assessment found our process to be highly cost-effective with an estimated 5% savings (depending on cell chemistry) on process-related costs compared to conventional methods. Importantly, these savings were calculated without the additional cost benefits provided by domestically manufacturing battery cells such as Inflation Reduction Act tax credits (issued by the IRS), tariffs, and shipping.

The dry electrode battery manufacturing process we employ uses a patented spray coating technology to adhere the anode and cathode electrodes, eliminating the need for large, energy-intensive equipment such as slurry coaters, conveyor dryers, and NMP processing equipment. This process is chemistry agnostic, allowing for the various applications, such as electric vehicles, consumer electronics, and energy storage, which is expected to enable us to expand into new markets and to achieve our goal of domestically producing nonflammable all-solid-state battery cells.

We have successfully produced anode and cathode electrode reels at scale using the dry electrode process and are now qualifying prototype cells for the core business and potential partners. When compared to slurry cast electrode tapes, which is the conventional manufacturing method, electrode tapes produced using the dry electrode process match or surpass mechanical integrity and electrochemical performance. We are considering joint development agreements, licensing agreements, and offtake agreements as instruments of partnership with interested parties.

In comparison with traditional manufacturing methods, our patented process leverages two off-the-shelf technologies to deliver the stated cell manufacturing benefits – spray drying and electrostatic powder coating. Technical risk is reduced by using off-the-shelf equipment and both unit operations are being optimized in 2024. A new set of spray dryers will arrive at our facility in the second quarter of 2024, enabling us to produce larger volumes of material for the electrode coating lines.

We have developed our patented to be chemistry agnostic and capable of producing current cell chemistries (graphite, LCO, LFP, LTO, NCA, NMC, LTO, silicon, etc.) and next generation cell chemistries (sodium-ion, solid-state, ionic liquid electrolytes, etc.). We believe this flexibility and our robust intellectual property protection internationally positions us well for potential partnerships with cell manufacturers, EV companies, and other pack suppliers in need of cell capacity. The next stage in technical development is to produce larger volumes of sample cells for qualification. These production runs will be completed with partners in the United States and at our own facilities once the new headquarters facility is completed, which is expected to occur in the second half of 2024. We have invested significant resources into developing an in-house comprehensive understanding of cell manufacturing – raw material qualification, quality control such as, cell failure diagnostics, aging, and formation processes. Our research and development Lab is equipped with over $20 million in research infrastructure to support the development of new cell chemistries, process quality control, failure diagnostics, and more. This equipment includes quality control instruments (ex. moisture analysis, particle size analysis, peel testing and titrations) and cutting-edge research instrumentation such as en operando nuclear magnetic resonance (“NMR”), electron microscopes with lithium-tracking capabilities, and en operando x-ray diffraction. This infrastructure has allowed us to optimize the dry-electrode process, allowing our team to match or surpass traditional electrode tape performance and mechanical integrity. Because our process is dry and the active material is coated directly onto the current collector, interfacial and composite resistivity of the electrode tapes often surpass the quality of slurry cast equivalents.

Our solid-state technology continues to progress as we qualify new chemistries and refine the dry electrode process for solid-state applications. Currently, we are cycling solid-state coin cells with the aim of producing prototype pouch cells by the end of 2024. These cell chemistries are nonflammable, solid-state, and an LFP/graphite cell chemistry. We believe these cells will be a pivotal technology in grid storage applications once fully deployed. We intend to integrate our conventional and solid-state cells produced using our dry-electrode process into the existing Dragonfly Energy and Battle Born Batteries product portfolios.

Headquarters, Manufacturing, and Production

Our headquarters is located in our 99,000 square foot manufacturing facility in Reno, Nevada. The lease for this building was entered into on March 1, 2021, and expires on April 30, 2026. We do not own any real estate property. This facility leverages a semi-automated production process for battery module and pack assembly. We currently have two production lines with another line currently in construction. We continue to have the capability to expand our production volumes and line quantities to support increased volumes of new products we intend to introduce soon. On February 8, 2022, we entered into a 124-month lease for an additional 390,240 square foot warehouse, which is scheduled to complete construction in the second half of 2024 in Reno, Nevada. We intend to utilize this facility for the existing pack assembly business and new cell manufacturing business.

On April 12, 2024, we entered into the Fernley Lease Agreement pursuant to which we agreed to lease an approximately 64,000 square foot facility (the “Premises”) in Fernley, Nevada, to be used for general, warehousing, assembly/light manufacturing, painting of products, storage fulfillment, distribution of our products, and other uses as permitted under in the Fernley Lease Agreement.

Our manufacturing process is divided into two aspects – (1) module assembly and (2) battery assembly. We use a combination of trained employees and automated processes to increase production capacity and lower costs while maintaining the same level of quality our customers expect from our products. Module assembly is a significantly automated process, implementing custom-designed equipment and systems to suit our production needs. This includes cycling of individual cells to detect faulty components and to enable sorting by capacity. Our custom-designed automated welders spot weld individual cells that are assembled into specified module jigs based on the desired amp hour. Completed modules are then fully discharged, recharged fully, and sorted by capacity. Battery assembly is performed largely by hand by our trained employees, although we continue to look for innovative ways to integrate automation into this process. Our proprietary battery management system is thoroughly tested for quality cutoffs, then mounted onto individual modules, before the modules are bolted into its casing. We aim to automate the battery management system testing and installation process, which we expect could increase production capacity fourfold. We are currently implementing an automated process for the gluing and sealing process, which would incorporate a two-robot system for gluing and epoxying, as well as a glue pallet system to move finished batteries. After the assembled batteries are tested and sealed, they are processed for outbound distribution.

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

As we look toward the production of our traditional and solid-state cells, we have signed a Commercial Offtake Agreement with a lithium mining company and a lithium recycling company, both located in Nevada for the supply of lithium.

Customers; RV OEM Strategic Arrangements

We currently serve more than 23,000 customers in North America. Our existing customers consist of leading OEMs (such as Keystone, THOR, REV Group and Airstream); distributors (who purchase large quantities of batteries from us and sell to consumers); upfitters (who augment or customize vehicles for specific needs); and retail customers (who purchase from us directly). For the years ended December 31, 2023 and 2022, OEM sales represented 42.7% and 39.2% of our total revenues, respectively.

We have deep, long-standing relationships with many of our customers. We also have a diverse customer base, with our top 10 customers accounting for 39.6% of our revenue for the year ended December 31, 2023, in which only one customer accounted for more than 10% of our revenue. Our customers primarily utilize our products for RVs, marine vessels and off-grid residences. We work directly with OEMs to ensure compatibility with existing designs and also collaborate on custom designs for new applications.

The RV market is characterized by low barriers to entry. In North America, there are two large publicly traded RV companies, THOR Industries and REV Group, in addition to a number of independent RV OEMs. THOR and REV each own a number well-known RV OEM brands and their related companies. These brands compete on a number of factors such as format (e.g., motorized or towable), price, design, value, quality and service. On November 19, 2021, we entered into a long-term Manufacturing Supply Agreement with Keystone, a member of the THOR group and the largest towable RV OEM in North America (the “Supply Agreement”). Under the Supply Agreement, we will be the exclusive supplier to Keystone for certain of its future LFP battery requirements, solidifying our long standing relationship with Keystone.

In July 2022, we strengthened our ties with the THOR group of RV OEMs when (i) THOR Industries made a $15,000,000 strategic investment in us and (ii) we agreed to enter into a future, mutually agreed distribution arrangement and joint IP development arrangement. This arrangement helps facilitate our ongoing efforts to drive adoption of our products (leveraging the trend of LFP batteries increasingly replacing lead-acid batteries) by, among other things, increasing the number of RV OEMs that “design in” our batteries as original equipment and entering into arrangements with members of the various OEM dealer networks to stock our batteries for service and for aftermarket replacement sales. Once the distribution agreement has been negotiated and signed, during a to-be-agreed transition period, we will use commercially reasonable efforts to cease marketing and selling our products to other RV OEMs and suppliers to RV OEMs in North America. Although the full distribution agreement with THOR has not been executed and is subject to negotiation in the future, its terms are expected to include: (i) an initial term of 24 months, which THOR may renew for successive one-year periods; (ii) a requirement that we be the sole provider of lithium-ion batteries to the US-based THOR family of companies for THOR sales in the United States, subject to agreed exceptions; (iii) favored pricing for products and negotiated rebates or other incentives; (iv) a requirement that THOR and its North American OEMs be our exclusive RV OEM customers for our products in North America, subject to agreed exceptions; and (v) agreeable terms with respect to registered and unregistered intellectual property rights and technology rights (which do not include our existing intellectual property, including our solid-state battery technologies and related IP rights), including necessary licenses between the parties, third party licenses, and allocation of ownership of any intellectual property rights and/or technology rights developed as a result of development efforts jointly undertaken between THOR and us, subject to certain limitations.

We continue to seek to grow our customer base within our existing segments; however, we also believe that our products are well suited to address the needs in additional segments, including residential, commercial and/or industrial standby power, long-haul trucking, industrial vehicles (such as forklifts, material handling equipment and compact construction equipment) and specialty vehicles (such as emergency vehicles, utility vehicles and municipal vehicles) and we will seek to expand our market share in these segments in the future.

Sales and Marketing

Our proven sales and marketing strategy has allowed us to penetrate our current end markets efficiently. We have established a highly efficient sales and marketing strategy, to penetrate targeted end markets and ensuring prominent visibility for our Battle Born Batteries and Wakespeed brands. We prioritize educating our customer base about the benefits of LFP batteries as a superior investment compared to traditional lead-acid options. Informational videos published on our website and social media platforms highlight these advantages, complemented by written guides that assist customers in configuring, installing, and utilizing battery systems and accessories. This messaging is further reinforced through our active presence at tradeshows, live webinars, and other in-person training events with dealers and customers, fostering direct engagement and ensuring comprehensive product understanding. Participation in these events fosters strong relationships with both OEMs and retail customers, keeping us attuned to evolving preferences. By leveraging this customer feedback, we collaborate with major OEMs to design solutions tailored to new and existing applications.

In addition to traditional print and digital advertising, we harness the significant influence of social media platforms like YouTube, Instagram, and Facebook, through affiliate marketing. We partner with established content creators and influencers to cultivate lasting relationships that showcase product performance organically, beyond mere one-off promotions. Organic integration of our products in television shows, podcasts and other similar sponsorships further amplifies brand awareness. Additionally, we foster relationships with key industry publications, securing valuable editorial coverage that showcases our innovative power solutions and how they are used. We believe these strategic collaborations position our brands as industry leaders within our markets and to the general public as a whole, further strengthening brand awareness and consumer confidence.

We also leverage targeted pay-per-click advertising campaigns across various platforms, including search engines, social media, and connected TV. This data-driven approach ensures efficient conversion of high-intent customers at the bottom of the purchase funnel, maximizing return on investment and driving targeted brand awareness among potential buyers.

Direct relationships with retail customers remain a core value. Our user-friendly website facilitates direct purchases of Battle Born Batteries and Wakespeed products, along with well-known third-party components, allowing customers to explore and acquire complete system solutions in one convenient location. Furthermore, a dedicated team of in-house experts provides comprehensive sales, technical, and service support to ensure our valued customers receive exceptional care and expertise.

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

As of December 31, 2023, we owned 44 issued patents and 48 pending patent applications. The patents and patent applications cover the United States, Canada, Australia, Korea, Japan, India, China, and Europe (with individual patents in Germany, France and the United Kingdom). We periodically review and update our patent portfolio to protect our products and newly developed technologies. Currently, we have a combination of issued patents and pending patent applications covering the ornamental design of our GC2 and GC3 batteries, a device and method for monitoring battery systems, pre-coated solid-state electrolyte and electroactive powders and their methods of manufacture, methods and systems for the dry spray deposition of materials in an electrochemical cell; a thermal fuse; battery systems implementing a mesh network communication protocol; a power charging system for use during towing of a vehicle; and a power charging system with temperature based charging control. These patents are expected to have expired or expire between May 2033 and 2043, absent any patent term adjustments or extensions.

We periodically review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names and trademarks and service marks in the United States and other jurisdictions. In an effort to protect our brand, as of December 31, 2023, we own 21 trademark registrations to cover our house marks in the United States and we have 7 pending trademark applications relating to our design logos and slogans in the United States and we have 4 pending trademark applications internationally.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 156 employees; 150 full-time, 1 part-time and 5 interns. We have adopted our Code of Ethics to support and protect our culture, and we strive to create a workplace culture in line with our values: “Tell the Truth,” “Be Fair,” “Keep Your Promises,” “Respect Individuals,” and “Encourage Intellectual Curiosity.” As part of our initiative to retain and develop our talent, we focus on these key areas:

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

The first tranche of 15,000,000 shares was issuable if our 2023 total audited revenue was equal to or greater than $250 million and our 2023 audited operating income was equal to or greater than $35 million. The second tranche of 12,500,000 shares is issuable upon achieving a volume-weighted average trading price threshold of our common stock over any 20 trading days (which may or may not be consecutive) within any 30 consecutive trading day period of at least $22.50 on or prior to December 31, 2026, and the third tranche of 12,500,000 shares is issuable upon achieving a volume-weighted average trading price threshold of common stock over any 20 trading days (which may or may not be consecutive) within any 30 consecutive trading day period of at least $32.50 on or prior to December 31, 2028. To the extent not previously earned, the second tranche is issuable if the $32.50 price target is achieved by December 31, 2028.

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

The first tranche milestone was not achieved for the year ended December 31, 2023.

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

On March 29, 2023 and September 29, 2023, we obtained a waiver from our Administrative Agent and Term Loan Lenders of our failures to satisfy the Senior Leverage Ratio and Fixed Charge Coverage Ratio tests (the “Tests”) with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023 and September 30, 2023, respectively. On December 29, 2023, we received an additional waiver from our Administrative Agent and Term Loan Lenders (the “December 2023 Waiver”) in regards to our compliance with the Tests as of the last day of the quarter ended December 31, 2023. On March 31, 2024, we received an additional waiver from the Administrative Agent and the Term Loan Lenders in regard to our compliance with our liquidity requirement under the Term Loan as of the last day of the fiscal quarter ended March 31, 2024.

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

The Penny Warrants have an exercise period of 10 years from the date of issuance. As of April 4, 2024, 1,996,323 shares of common stock have been issued upon the exercise of Penny Warrants.

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

Under the terms of the Purchase Agreement, CCM LLC will not be obligated to (but may, at its option, choose to) purchase shares of common stock to the extent the number of shares to be purchased would exceed the lowest of the number of shares of common stock (i) which would result in beneficial ownership (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder) by CCM LLC, together with its affiliates, of more than 9.9%, (ii) which would cause the aggregate purchase price on the applicable VWAP Purchase Date (as defined in the Purchase Agreement) for such purchases to exceed $3 million and (iii) equal to 20% of the total number of shares of common stock that would count towards VWAP on the applicable Purchase Date of such purchase. As of December 31, 2023, 588,500 shares have been issued pursuant to the Purchase Agreement with CCM LLC for aggregate net proceeds to us of $1,278,566.

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

Related Agreements

Concurrently with the execution of the Business Combination Agreement, Chardan, Legacy Dragonfly and the Sponsor (as defined below) entered into a sponsor support agreement.

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

Other Agreements

On April 4, 2022, we entered into an asset purchase agreement (“APA”) with Thomason Jones Company, LLC, a Washington limited liability company (“TJC”), pursuant to which we acquired intellectual property rights relating to Wakespeed, including all trademarks and certain patents, and inventory for a purchase price of approximately $444,000 which was the approximated fair market value. William Thomason and Richard Jones, our engineer and sales representatives, each of whom was hired in connection with the entry into the TJC APA, are the managing members of TJC.

Separation Agreements

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

On April 26, 2023, we entered into a separation and release of claims agreement with our former Chief Legal Officer (the “CLO”). As consideration for the CLO’s execution of the agreement, we agreed to pay the employee payments equivalent to $720,000 for wages and benefits divided into 24 monthly payments commencing on June 1, 2023, and all outstanding equity-based compensation awards to become fully vested. The CLO had three (3) months from the termination date to exercise the outstanding options. The three (3) month period ended on July 26, 2023 in which the options were not exercised and the options were forfeited as a result.

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

The Investor Warrants are exercisable for five years from the closing date of the June 2023 Offering, have an exercise price of $2.00 per share and are immediately exercisable. In the event of certain fundamental transactions, holders of the Investor Warrants will have the right to receive the Black Scholes Value (as defined in the Investor Warrants) of their Investor Warrants calculated pursuant to the formula set forth in the Investor Warrants, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of common stock. The Underwriters’ Warrants are exercisable upon issuance and will expire on June 20, 2028. The initial exercise price of the Underwriters’ Warrants is $2.50 per share, which equals 125% of the per share public offering price in the June 2023 Offering. As part of the June 2023 Offering, the Underwriters partially exercised their over-allotment option in the amount of 1,405,000 shares of common stock and Investor Warrants to purchase 1,405,000 shares of common stock. The June 2023 Offering closed on June 22, 2023. The aggregate net proceeds from this offering, including the partial overallotment option, was approximately $21.1 million.

December 2023 Private Placement

On December 29, 2023, we obtained the December 2023 Waiver from the Term Loan Lenders in regards to our compliance with the Tests as of the last day of the quarter ended December 31, 2023. The December 2023 Waiver provided for a one-time issuance of penny warrants (the “Waiver Penny Warrants”) to purchase up to 1,286,671 shares of our common stock, par value $0.0001 per share (the “Waiver Penny Warrant Shares”), at an exercise price of $0.01 per share, in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended December 31, 2023. The Waiver Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

Nevada Reincorporation

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

The Reincorporation was previously submitted to a vote of, and approved by, our stockholders at a special meeting of stockholders held on February 28, 2023 (the “Special Meeting”). The Reincorporation did not affect any of our material contracts with any third parties, and our rights and obligations under those material contractual arrangements continue to be rights and obligations of us after the Reincorporation. The Reincorporation did not result in any change in our business, jobs, management, number of employees, assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation). Pursuant to the Plan of Conversion, our issued and outstanding shares of common stock were automatically converted and certificates representing shares of common stock automatically represented shares of common stock of the reincorporated company as of the Effective Date.

Term Loan Waiver and Partial Repayment

In July 2023, upon a request from our Term Loan Lenders under the term loan agreement, we repaid $5,274,575 of principal to satisfy a portion of its outstanding principal under the Term Loan Agreement.

On December 29, 2023, we obtained the December 2023 Waiver from our Administrative Agent and Term Loan in regards to our compliance with the Tests as of the last day of the quarter ended December 31, 2023. The December 2023 Waiver provided for a one-time issuance of penny warrants to purchase up to 1,286,671 shares of our common stock, par value $0.0001 per share, at an exercise price of $0.01 per share, in connection with the lenders’ agreement to waive the Tests under the Loan Agreement for the quarter ending December 31, 2023. The Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

On March 31, 2024, we received an additional waiver from the Administrative Agent and the Term Loan Lenders in regard to our compliance with the liquidity requirement under the Term Loan as of the last day of the fiscal quarter ended March 31, 2024.

Recent Developments

On January 30, 2024, we issued an unsecured convertible promissory note (the “January Note”) in the principal amount of $1.0 million (the “January Principal Amount”) to Brian Nelson, one of our directors, in a private placement in exchange for cash in an equal amount. The January Note became due and payable in full on February 2, 2024. We were also obligated to pay $50,000 (the “January Loan Fee”) to Mr. Nelson on February 2, 2024. We paid the January Principal Amount and the January Loan Fee in full on February 2, 2024.

On February 27, 2024 we issued a convertible promissory (the “February Note”) in the amount of $1.7 million (the “February Principal Amount”) to Mr. Nelson, in a private placement in exchange for cash in an equal amount. The February Note became due and payable in full on March 1, 2024. We were also obligated to pay a $85,000 loan fee (the “February Loan Fee”) to Mr. Nelson on March 1, 2024. We paid the February Principal Amount and the February Loan Fee on March 1, 2024.

On March 31, 2024, we received an additional waiver from the Administrative Agent and the Term Loan Lenders in regard to our compliance with the liquidity requirement under the Term Loan as of the last day of the fiscal quarter ended March 31, 2024.

Effective April 12, 2024, we entered into amendments to the employment agreements with our Chief Executive Officer, our Chief Revenue Officer and our Chief Marketing Officer to amend the terms of their annual equity compensation (the “Amended Employee Agreements”). The Amended Employee Agreements allow us to issue a combination of cash and equity awards on an annual basis up to a specified amount ($1,532,000 for our Chief Executive Officer, $490,000 for our Chief Revenue Officer and $236,000 for our Chief Marketing Officer), subject to approval and such other terms and conditions imposed by the compensation committee of the board of directors.

On April 12, 2024, we issued a total of 836,295 restricted stock units (“RSUs”) under Dragonfly Energy Holdings 2022 Equity Incentive Plan (the “2022 Plan”) to the following employees pursuant to their Amended Employee Agreements: (i) 567,407 RSUs to our Chief Executive Officer; (ii) 181,481 RSUs to our Chief Revenue Officer; and (iii) 87,407 RSUs to our Chief Marketing Officer. In addition to the RSU awards, our Board also approved the following cash awards to the above referenced employees: (i) $510,666.67 to our Chief Executive Officer; (ii) $163,333.33 to our Chief Revenue Officer; and (iii) $78,667.67 to our Chief Marketing Officer. Each of the approved cash awards will not be paid out to the employees until we have achieved a minimum cash balance of $30,000,000, and are subject to each employee’s continued employment on the date of payment.

On April 12, 2024, our Board issued each of our non-employee directors 222,222 RSUs in connection with their service as directors for the year ended December 31, 2023. The RSUs will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary date of their issuance, subject to the directors continued service on our Board on each vesting date.

On April 15, 2024, our Board approved an amendment to our Director Compensation Policy offering directors long-term incentive awards that are issuable subject to the sole discretion of our compensation committee. Each such long-term incentive award is payable in the form of cash and or equity awards. Each such award shall be determined each fiscal year and are subject to the director’s continued service with us and other conditions as our compensation committee deems appropriate. Where equity awards are issued, such awards are subject to the terms and conditions of t he 2022 Plan.

On April 12, 2024, we entered into the Fernley Lease Agreement for the approximately 64,000 square foot Premises to be used for warehousing, assembly and light manufacturing, painting, storage fulfillment, and distribution of our products.

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

Summary of Risk Factors

Risks Related to Our Existing Lithium-Ion Battery Operations

●	Our business and future growth depends on the needs and success of our customers.
●	We operate in a competitive industry. We expect that the level of competition will increase and the nature of our competitors will change as we develop new LFP battery products for, and enter into, new markets, and as the competitive landscape evolves.
●	We may not succeed in our medium- and long-term strategy of entering into new end markets for LFP batteries and our success depends, in part, on our ability to successfully develop and manufacture new products for, and acquire customers in, these new markets and successfully grow our operations and production capabilities (including, in time, our ability to manufacture solid-state cells in-house).
●	We currently rely on two suppliers to provide our LFP cells and a single supplier for the manufacture of our battery management system. Any disruption in the operations of these key suppliers could adversely affect our business and results of operations.
●	We are currently, and likely will continue to be, dependent on a single manufacturing facility until the construction of our new facility is completed, if at all. If our facility becomes inoperable for any reason, or our automation and expansion plans do not yield the desired effects, our ability to produce our products could be negatively impacted.

Risks Related to Our Solid-State Technology Development

●	We face significant engineering challenges in our attempts to develop and manufacture solid-state battery cells and these efforts may be delayed or fail which could negatively impact our business.
●	We expect to make significant investments in our continued research and development of solid-state battery technology development, and we may be unable to adequately control the costs associated with manufacturing our solid-state battery cells.
●	If our solid-state batteries fail to perform as expected, our ability to further develop, market and sell our solid-state batteries could be harmed.

Risks Related to Intellectual Property

●	We rely heavily upon our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.
●	We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

General Risk Factors

●	The uncertainty in global economic conditions, including the Russia-Ukraine conflict and Hamas’ attack on Israel, could reduce consumer spending and disrupt our supply chain which could negatively affect our results of operations.
●	The loss of one or more members of our senior management team, other key personnel or our failure to attract additional qualified personnel may adversely affect our business and our ability to achieve our anticipated level of growth.
●	If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
●	Changes in applicable laws or regulations could impact our operations, including changes in the rates of tariffs or any adjustments to the amounts payable by us to customs as a result of improperly identifying the applicable tariff rate payable on our products.

Risks Related to Our Financial Position and Capital Requirements

●	Our business is capital intensive, and we may not be able to raise additional capital on attractive terms, if at all. Any further indebtedness we incur may limit our operational flexibility in the future.
●	Failure to comply with the financial covenants in our loan agreement could allow our lenders to accelerate payment under our loan agreement, which would have a material adverse effect on our results of obligations and financial position and raise substantial doubt about our ability to continue as a going concern.
●	Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in acquisitions or other business activities necessary to achieve growth.

Risks Related to Ownership of Our Common Stock

●	Future issuances of debt securities and equity securities may adversely affect us and may be dilutive to existing stockholders.
●	We may issue additional shares of our common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

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

An increasing proportion of our revenue has been and is expected to continue to be derived from sales to RV OEMs. Our RV OEM sales have been on a purchase order basis, without firm revenue commitments, and we expect that this will likely continue to be the case. For example, under our Supply Agreement with Keystone RV Company, or Keystone, the largest manufacturer of towable RVs in North America, Keystone has agreed to fulfill certain of its LFP battery requirements exclusively through us for at least one year, with automatic annual renewals. However, although in time we expect Keystone to be significant contributor to our projected growth in RV OEM battery sales, this arrangement may not deliver the anticipated benefits, as there are no firm purchase commitments, sales will continue to be made on a purchase order basis, Keystone is permitted to purchase other LFP batteries from third parties and this arrangement may not be renewed. In addition, in July 2022, we agreed to a strategic investment by THOR Industries, or THOR, which, among other things, contemplates a future, mutually agreed exclusive distribution agreement with THOR in North America. Although we expect that THOR will be a be significant contributor to our projected growth in RV OEM battery sales, this arrangement may not deliver the anticipated benefits and this distribution agreement may, in the future, preclude us from dealing with other large RV OEMs and their associated brands in North America or otherwise could negatively impact our relationships with those RV OEMs to whom we may be permitted to supply our batteries. In July 2023, we were notified by Keystone that, due to weaker demand for its products and their subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers. While Keystone has not moved to a different solution or competitor, as a result in this change in strategy there was a material limiting effect on our revenue in 2023. Increased overall RV OEM sales in the future may not materialize as expected or at all and we may fail to achieve our targeted sales levels. Future RV OEM sales are subject to a number of risks and uncertainties, including the number of RVs that these OEMs manufacture and sell (which can be impacted by a variety of events including those disrupting our OEM customers’ operations due to supply chain disruptions or labor constraints); the degree to which our OEM customers incorporate/design-in our batteries into their RV product lines and renew our supply agreements; the extent to which RV owners, if applicable, opt to purchase our batteries upon initial purchase of their RV or in the aftermarket; and our continued ability to successfully develop and introduce reliable and cost-effective batteries meeting evolving industry standards and customer specifications and preferences. Our failure to adequately address any of these risks may result in lost sales which could have a material adverse effect on our business, financial condition and results of operations.

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

Our success, and our ability to increase sales and operate profitably, depends on our ability to identify target customers and convert these customers into meaningful orders, as well as our continued development of existing customer relationships. Although we have developed a multi-pronged sales and marketing strategy to penetrate our end markets and reach a range of customers, this strategy may not continue to be effective in reaching or converting target customers into orders, or as we expand into additional markets. Recently, we have also dedicated more resources to developing relationships with certain key RV OEMs, such as Keystone, which we aim to convert into collaborations on custom designs and/or long-term contractual arrangements. We may be unable to convert these relationships into meaningful orders or renew these arrangements going forward, which may require us to expend additional cost and management resources to engage other target customers. However, in July 2023, we were notified by Keystone that, due to weaker demand for its products and their subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers. While Keystone has not moved to a different solution or competitor, as a result in this change in strategy there was a material limiting effect on our revenue in 2023.

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

Our future success depends, in part, upon our ability to expand into additional end markets identified by us as opportunities for our LFP batteries. These markets include heavy-duty trucking, industrial solar integration, specialty and work vehicles, material handling, rail, and emergency and standby power in the medium term, and data centers, telecom and distributed on-grid storage in the longer term. Our ability to expand into these markets depends on a number of factors, including the continued growth of these markets, having sufficient capital to expand our product offerings (including in the longer term batteries incorporating, once developed, our solid-state cells) and manufacturing capacity, developing products adapted to customer needs and preferences in these markets, our successful expansion of our manufacturing capabilities in order to meet customer demand, our ability to identify and convert potential customers within these markets and our ability to attract and retain qualified personnel to assist in these efforts. Although we intend to devote resources and management time to understanding these new markets, we may face difficulties in understanding and accurately predicting the demographics, preferences and purchasing habits of customers and consumers in these markets. If we fail to execute on our growth strategies in accordance with our expectations, our sales growth would be limited to the growth of existing products and existing end markets, and this could have a material adverse effect on our business, financial condition and results of operations.

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

We seek to maintain approximately a six-month supply of LFP cells and other critical components by pre-ordering in advance of expected demand. However, our business and customer product demand is impacted by trends and factors that may be outside our control. Therefore, our ability to predict our manufacturing requirements is subject to inherent uncertainty. Lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of our batteries to our customers could be delayed, would harm our business, financial condition and results of operations.

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

We are currently, and will likely continue to be, dependent on two manufacturing facilities until the construction of our new facility is completed, if at all. If our facility becomes inoperable for any reason, or our automation and expansion plans do not yield the desired effects, our ability to produce our products could be negatively impacted.

All of our battery assembly currently takes place at our 99,000 square foot headquarters and manufacturing facility located in Reno, Nevada. We also entered into the Fernley Lease Agreement in April 2024 for use of an approximately 64,000 square foot facility to further increase our capacity to produce our patented dry electrode process. We currently operate three LFP battery production lines, which has been sufficient to meet customer demand. If one or several production lines were to become inoperable for any period of time, we would face delays in meeting orders, which could prevent us from meeting demand or require us to incur unplanned costs, including capital expenditures.

Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, utility and transportation infrastructure disruptions, acts of war or terrorism, or by public health crises, which may render it difficult or impossible for us to manufacture our products for an extended period of time. The inability to produce our products or the backlog that could develop if our manufacturing facility is inoperable for even a short period of time may result in increased costs, harm to our reputation, a loss of customers or a material adverse effect on our business, financial condition or results of operations. Although we maintain property damage and business interruption insurance, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

Over the next several years we plan to automate additional aspects of existing LFP battery production lines, add additional LFP battery production lines (as required) and construct and operate a pilot production line for our solid-state cells, all designed to maximize the capacity of our manufacturing facility. We have entered a lease for a 390,240 square foot facility that is currently under construction, but is expected to be completed in the second half of 2024; however, there is no guarantee this will be completed or that we will be able to effectively utilize the new space. Our plans for automation and expansion may experience delays, incur additional costs or cause disruption to our existing production lines. For example, we have experienced supply delays in obtaining the necessary components to implement our automated adhesive application systems, as well as our pilot production line for our solid-state cells, and we may continue to experience component shortages in the future. The costs to successfully achieve our expansion and automation goals may be greater than we expect, and we may fail to achieve our anticipated cost efficiencies, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, while we are generally responsible for delivering products to the customer, we do not maintain our own fleet of delivery vehicles and outsource this function to third parties. Any shortages in trucking capacity, any increase in the cost thereof or any other disruption to the highway systems could limit our ability to deliver our products in a timely manner or at all.

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

Each of our batteries include our proprietary battery management system, which relies on software and hardware manufactured by third parties that is complex and technical. In addition, Dragonfly IntelLigence, our battery communications system which we recently launched in the first quarter 2023, utilizes third-party software and hardware to store, retrieve, process and manage data. The software and hardware utilized in these systems may contain errors, bugs, vulnerabilities or defects, which may be difficult to detect and/or manage. Although we attempt to remedy any issues that we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production, or may not be to the satisfaction of our customers. If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in the software and hardware that we use, we may suffer damage to our brand, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business, financial condition and results of operations.

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

We currently purchase the battery cells incorporated into our LFP batteries and have limited experience in manufacturing battery cells at a commercial scale. To cost-effectively and rapidly manufacture our solid-state cells at scale for incorporation into our LFP batteries, we plan to utilize currently available spray powder deposition equipment and other commercially available equipment modified to utilize our proprietary dry spray deposition and other technologies and processes. We may experience delays or additional costs in adapting our facility, existing production equipment and LFP battery manufacturing processes (for example, designing a dry room to accommodate our dry spraying processes) to manufacture solid-state cells. Even if we achieve the development and volume production of our solid-state battery that we anticipate, if the cost, cycling and power results or other technology or performance characteristics of the solid-state battery fall short of our targets, our business and results of operations would likely be materially adversely affected.

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

We continue to evaluate the impact of the effective and potential tariffs on our supply chain, costs, sales, and profitability as well as our strategies to mitigate any negative impact, including negotiating with our vendors, and seeking alternative sourcing options. Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our business, results of operations, and financial condition is uncertain but could be significant. Thus, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful in whole or in part. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be materially adversely affected. In 2024, we identified an underpayment of tariffs to U.S. Customs and Border Protection (“CBP”) in the amount of approximately $1.58 million in the aggregate, related to the improper classification and valuation of certain of the products used in our batteries. We have reported the underpayment to CBP. In the event CBP determines that we owe additional amounts or any penalties or determines in the future that we have not paid the correct duties, our results of operations could be materially impacted.

Changes in geopolitical conditions, U.S.-China trade relations and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend, in part, on global and regional economic and geopolitical conditions, given that we have suppliers located in China. Changes in U.S.-China trade policies, and a number of other economic and geopolitical factors both in China and abroad could have a material adverse effect on our business, financial condition, results of operations or prospects. Such factors may include:

●	instability in political or economic conditions, such as inflation, recession, foreign currency exchange restrictions and devaluations, restrictive governmental controls on the movement and repatriation of earnings and capital, and actual or anticipated military or political conflicts, particularly in emerging markets;

●	expanded jurisdiction of the Committee for Foreign Investment in the U.S.; and

●	intergovernmental conflicts or actions, such as armed conflict, trade wars, retaliatory tariffs, and acts of terrorism or war.

As a result of these events, our ability to obtain supplies from our China-based suppliers may be limited or adversely affected, and we may incur operational constraints.

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

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through non-disclosure and invention assignment agreements with our employees and consultants, and through non-disclosure and joint development agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent unauthorized use may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition.

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

General Risk Factors

The uncertainty in global economic conditions, including the Russia-Ukraine conflict and Hamas’ attack on Israel, could reduce consumer spending and disrupt our supply chain which could negatively affect our results of operations.

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

The global macroeconomic environment could be negatively affected by, among other things, the resurgence of COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, Hamas’ attack on Israel, and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

Global conditions, dislocations in the financial markets, any negative financial impacts affecting U.S. as a result of tax reform or changes to existing trade agreements or tax conventions, may adversely impact our business.

In addition, the global macroeconomic environment could be negatively affected by, among other things, pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

The loss of one or more members of our senior management team, other key personnel or our failure to attract additional qualified personnel may adversely affect our business and our ability to achieve our anticipated level of growth.

We are highly dependent on the talent and services of Denis Phares, our Chief Executive Officer and Interim Chief Financial Officer, and other senior technical and management personnel, including our executive officers, who would be difficult to replace. The loss of Dr. Phares or other key personnel could disrupt our business and harm our results of operations, and we may not be able to successfully attract and retain senior leadership necessary to grow our business.

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

Some legislatures, government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate, certain environmental, social and governance (“ESG”) disclosure or performance. For example, the Securities and Exchange Commission has enacted rules that will mandate certain companies to provide certain climate-related disclosures. In addition, we may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards or expectations of shareholders, prospective investors, lawmakers, listing exchanges or other stakeholders. Failure to comply with ESG-related laws, exchange policies or stakeholder expectations could materially and adversely impact the value of our stock and related cost of capital, and limit our ability to fund future growth, or result in increased investigations and litigation.

Risks Related to Being a Public Company

We will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and operating results.

We will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company and these expenses may increase even more after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges and the listing standards of Nasdaq, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we will create new board committees, enter into new insurance policies and adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if management or our independent registered public accounting firm identifies additional material weaknesses in the internal control over financial reporting), we could incur additional costs rectifying those issues, the existence of those issues could adversely affect our reputation or investor perceptions of it and it may be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Annual Report and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially adversely affected and even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them could divert the resources of our management and adversely affect our business and results of operations. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our management team has limited experience managing a public company.

Most of the members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team has limited experience operating a public company. Our management team may not successfully or efficiently manage their new roles and responsibilities.

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

As of December 31, 2023, we had cash totaling $12.7 million. Our net loss for the year ended December 31, 2023 was $13.8 million and our net loss for the year ended December 31, 2022 was $40.0 million. We will need to raise additional funds, including through the issuance of equity, equity-related or debt securities or by obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any equity securities issued may provide for rights, preferences, or privileges senior to those of common stockholders. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of common stockholders. We intend to use the ChEF Equity Facility and Term Loan to provide additional capital to us. However, market conditions and certain restrictions contained in the agreements governing the ChEF Equity Facility and the Term Loan may limit our ability to access capital under such agreements.

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

For the year ended December 31, 2023, we incurred losses and had a negative cash flow from operations. As of December 31, 2023, we had approximately $12.7 million in cash and cash equivalents and working capital of $15.5 million. As of December 31, 2023, we had $76 million outstanding under our Term Loan Agreement. Our ability to achieve profitability and positive cash flow depends on our ability to increase revenue, contain our expenses and maintain compliance with the financial covenants in our outstanding indebtedness agreements.

Under the Term Loan Agreement, we are obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures. On March 29, 2023 and September 29, 2023, we obtained a waiver from our Administrative Agent and Term Loan Lenders of our failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023 and September 30, 2023, respectively. On December 29, 2023, we received an additional waiver from our Administrative Agent and Term Loan Lenders in regards to our compliance with the Tests as of the last day of the quarter ended December 31, 2023. On March 31, 2024, we received an additional waiver from the Administrative Agent and the Term Loan Lenders in regard to our compliance with the liquidity requirement under the Term Loan as of the last day of the fiscal quarter ended March 31, 2024. It is probable that we will fail to meet these covenants again within the next twelve months. If we are unable to comply with the financial covenants in our loan agreement, the Term Loan Lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our 2023 consolidated financial statements, with respect to this uncertainty.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the generally accepted accounting principles generally accepted in the United States of America (“U.S. GAAP”). As a public company, we are required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, our management identified material weaknesses in our internal control over financial reporting as a result of our failure to capture, and record, and pay tariffs correctly related to the imported merchandise on previously filed 2022 and 2021 financial statements. We are in the process of developing a plan to remediate these material weaknesses.

Our efforts to remediate these material weaknesses in internal controls over financial reporting may not be successful, and may not prevent additional material weaknesses from being identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, and could cause it to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in our equity value. Additionally, ineffective internal controls could expose us to an increased risk of financial reporting fraud and the misappropriation of assets, and may further subject us to potential delisting from Nasdaq, or to other regulatory investigations and civil or criminal sanctions.

As a public company, we are required pursuant to Section 404(a) of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. If in the future we are no longer classified under the definition of an “emerging growth company,” and/or a “non-accelerated filer”, our independent registered public accounting firm will also be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act, to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. We will be required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, Nasdaq, or other regulatory authorities, which would require additional financial and management resources.

We are not currently in compliance with the continued listing requirements for The Nasdaq Global Market. If we do not regain compliance and continue to meet the continued listing requirements, our common stock may be delisted, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

Our common stock and Public Warrants are currently listed on the Nasdaq Global Market and the Nasdaq Capital Market, respectively. On December 12, 2023, we received a letter (the “Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the closing bid price of its common stock for the 30 consecutive business days preceding the date of the Notice, we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1). We were provided a compliance period of 180 calendar days from the date of the Notice, or until June 10, 2024, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

We will continue to monitor the closing bid price of our common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods and may, if appropriate, consider available options, including implementation of a reverse stock split, to regain compliance with the minimum closing bid requirement. If we seek to implement a reverse stock split in order to remain listed on The Nasdaq Global Market, the announcement or implementation of such a reverse stock split could negatively affect the price of its common stock. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the minimum bid price requirement during the 180-day compliance period or maintain compliance with the other Nasdaq listing requirements. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect its ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or comply with the other continued listing standards of Nasdaq.

Future resales of our outstanding securities may cause the market price of our securities to drop significantly, even if our business is doing well.

We have filed registration statements registering the resale of up to 47,428,544 shares and 12,266,971 warrants to purchase common stock that may be sold and/or issued into the public markets by certain securityholders. The shares being registered for resale into the public markets represent a substantial majority of our outstanding common stock as of December 31, 2023. The securityholders selling pursuant to the registration statements will determine the timing, pricing and rate at which they sell such shares into the public market and such sales could have a significant negative impact on the trading price of our common stock. Certain of the investors/lenders who have resale rights under such registration statements may have an incentive to sell because they purchased shares and/or warrants at prices below the Chardan IPO offering price. As such, while sales by the securityholders selling pursuant to such registration statements may experience a positive rate of return based on the trading price at the time they sell their shares, public securityholders may not experience a similar rate of return on the securities they purchased due to differences in the prices at which such public securityholders purchased their shares and the trading price. Given the substantial number of shares of common stock being registered for potential resale by the securityholders selling pursuant to such registration statements, the sale of shares by such securityholders, or the perception in the market that the securityholders of a large number of shares intend to sell shares, may increase the volatility of the market price of our common stock, may prevent the trading price of our securities from exceeding the Chardan IPO offering price and may cause the trading prices of our securities to experience a further decline.

Further, we have registered 21,512,027 shares of common stock to be issued and sold to CCM LLC in connection with the ChEF Equity Facility. The 21,512,027 shares that may be resold and/or issued into the public markets pursuant to the ChEF Equity Facility represent approximately 36% of the shares of our common stock outstanding as of December 31, 2023. Any sales of such shares into the public market could have a significant negative impact on the trading price of our common stock. This impact may be heightened by the fact that sales to CCM LLC will generally be at prices below the then current trading price of our common stock. If the trading price of our common stock does not recover or experiences a further decline, sales of shares of common stock to CCM LLC pursuant to the Purchase Agreement may be a less attractive source of capital and/or may not allow us to raise capital at rates that would be possible if the trading price of our common stock were higher.

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

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to ours;

●	changes in the market’s expectations about our operating results;

●	the public’s reaction to our press releases, other public announcements and filings with the SEC;

●	speculation in the press or investment community;

●	actual or anticipated developments in our business, competitors’ businesses or the competitive landscape generally;

●	innovations or new products developed by us or our competitors;

●	manufacturing, supply or distribution delays or shortages;

●	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators, or other strategic partners;

●	the operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	operating and stock price performance of other companies that investors deem comparable to ours;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of our common stock available for public sale;

●	any major change in our board of directors or management;

●	sales of substantial amounts of our common stock by our directors, officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, “trade wars,” pandemics (such as COVID-19) and acts of war or terrorism (including the Russia-Ukraine conflict and Hamas’ attack on Israel).

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

The exercise of outstanding warrants to acquire our common stock will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. As of April 12, 2024, there are currently (i) 9,422,529 shares of common stock issuable upon the exercise of outstanding public warrants at an exercise price of $11.50 per share (the “Public Warrants”); (ii) 1,501,386 shares of common stock issuable upon the exercise of outstanding private warrants at an exercise price of $11.50 per share (the “Private Warrants”); and (iii) 1,884,510 shares of common stock issuable upon exercise of outstanding Penny Warrants at an exercise price of $0.01 per share. The $10 Warrants were exercised in full in 2022 and are no longer outstanding.

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

Provisions in our Articles of Incorporation and our Bylaws may discourage, delay, or prevent, a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. As our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

●	our board of directors will be divided into three classes, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

●	our board of directors has the exclusive right to expand the size of its board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders;

●	a special meeting of stockholders may be called only by a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	our Articles of Incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	our board of directors may alter certain provisions of our Bylaws without obtaining stockholder approval;

●	the approval of the holders of at least sixty-six and two-thirds percent (66 2∕3%) of our common shares entitled to vote at an election of our board of directors is required to adopt, amend, alter or repeal our Bylaws or amend, alter, change or repeal or adopt any provision of our Articles of Incorporation inconsistent with the provisions of our Articles of Incorporation regarding the election and removal of directors;

●	stockholders must provide advance notice and additional disclosures to nominate individuals for election to our board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain voting control of our common stock; and

●	our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

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

As a public company, we will be required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. See “We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner” and Part II – Item 9A – Controls and Procedures. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

In the ordinary course of our business, we use, store and process data including data of our employees, partners, collaborators, and vendors. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of a wide array of policies, standards, architecture, and processes. The cyber risk management program falls under the responsibility of our Chief Executive Officer, who in turn, manages our outsourced experts in information technology (“IT”) and cybersecurity. Under the guidance of our Chief Executive Officer, we task reputable third-party IT experts that utilize a wide variety of software to secure the environment. We also utilize a variety of cybersecurity software from reputable vendors in cybersecurity.

We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems and ensure the effectiveness of our security controls. Our cybersecurity risk management program incorporates several components, including information security program assessments, continuous monitoring of critical risks from cybersecurity threats using automated tools, restoration testing, periodic threat testing, and documented standards, policies, and procedures. We deploy a wide range of security tools across the environment, require multifactor authentication across all critical systems, and implement access control policies to further limit protect the data within the systems.

We periodically engage third parties to conduct risk assessments, including periodic penetration testing and other system vulnerability analyses. As a result of these assessments and testing, we have not identified any material cybersecurity risks. We also maintain documentation of our system hardening progress and plans. Additionally, our program requires cybersecurity training, which includes social engineering and phishing training, on a quarterly basis, for all employees.

Governance

Our Board of Directors (the “Board”) is responsible for the oversight of cybersecurity risk management. The Chief Executive Officer reports to our Board. The Chief Executive Officer provides updates to the Board on our cybersecurity risk management program, including any critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards on a regular basis. The Chief Executive Officer also notifies the Board of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

Item 2. Properties

Our headquarters is located at 1190 Trademark Drive #108, Reno, Nevada 89521 in a 99,000 square foot manufacturing facility. The lease for this building was entered into on March 1, 2021 and expires on April 30, 2026. The current rent is $59,750 payable monthly.

On February 8, 2022, we entered into a 124-month lease for an additional 390,240 square foot warehouse. The building has passed inspections and a certificate of substantial completion has been issued in Reno, Nevada. The rent under the lease $230,000 became payable monthly on March 25, 2024 upon substantial completion of the project.

We maintain a warehouse facility at 12815 Old Virginia Road in Reno, Nevada. This is a 59,500 square foot facility that we use to store and stage materials in preparation for production work. The lease for this space was entered into on December 1, 2021, and expires December 31, 2026; the current monthly rent is $49.732.

On April 12, 2024, we entered into the Fernley Lease Agreement, effective April 1, 2024, for the approximately 64,000 square foot Premises located at 2275 East Newlands Road, Fernley, Nevada, to be used for general, warehousing, assembly/light manufacturing, painting of products, storage fulfillment, distribution of our products. The Fernley Lease Agreement expires April 1, 2029. The current monthly rent is $44,800.

Our Research & Development lab is a 9,600 square foot facility located in Sparks, Nevada. The lease for these premises was entered into on July 27, 2020 and expires on July 31, 2025. The current monthly rent is $9,336.

Our podcast studio is a 1,772 square foot facility located in Sparks, Nevada. The lease for this space was assumed by us pursuant to the Asset Purchase Agreement by and between us and Bourns Productions on January 1, 2022, and expired September 30, 2023. We renewed this lease on August 1, 2023 for a one-year term that began on October 1, 2023 and will expire September 20, 2024. The current monthly rent is $1,375. We do not own any real property.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on the Nasdaq Global Market under the symbol “DFLI” and our Public Warrants are currently listed on the Nasdaq Capital Market under the symbol “DFLIW”. As of April 12, 2024, the closing price of our common stock and warrants was $0.46 and $0.03, respectively. As of April 12, 2024, there were 91 holders of record of our common stock and 2 holders of record of our Public Warrants.

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

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the completion of the Business Combination, the financial statements of Legacy Dragonfly are now the financial statements of us. Prior to the Business Combination, we had no operating assets but, upon consummation of the Business Combination, the business and operating assets of Legacy Dragonfly acquired by us became our sole business and operating assets. Accordingly, the financial statements of Legacy Dragonfly and their respective subsidiaries as they existed prior to the Business Combination and reflecting our sole business and operating assets going forward, are now the financial statements of us.

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

Overview

We are a manufacturer of non-toxic deep cycle lithium-ion batteries that are designed to displace lead acid batteries in a number of different storage applications and end markets including RV, marine vessel, and solar and off-grid industries, with disruptive cell manufacturing and solid-state cell technology currently under development.

Since 2020, we have sold over 290,000 batteries. For the years ended December 31, 2023 and 2022, we sold 64,096 and 96,034 batteries, respectively, and had $64.4 million and $86.3 million in net sales, respectively. We currently offer a line of batteries across our “Battle Born” and “Dragonfly” brands, each differentiated by size, power and capacity, consisting of seven different models, four of which come with a heated option. We primarily sell “Battle Born” branded batteries directly to consumers and “Dragonfly” branded batteries to OEMs.

Our decrease in 2023 total sales is a reflection of weaker demand from both OEM and DTC customers in our core RV and marine markets due to rising interest rates and inflation. Our RV OEM customers currently include Keystone, THOR, Airstream, and REV, and we are in ongoing discussions with a number of additional RV OEMs to further increase adoption of our products. Related efforts include seeking to have RV OEMs “design in” our batteries as original equipment and entering into arrangements with members of the various OEM dealer networks to stock our batteries for service and for aftermarket replacement sales.

We currently source the lithium iron phosphate cells incorporated into our batteries from a limited number of carefully selected suppliers that can meet our demanding quality standards and with whom we have developed long-term relationships.

To supplement our battery offerings, we are also a reseller of accessories for battery systems. These include chargers, inverters, monitors, controllers, solar panels, and other system accessories from brands such as Victron Energy, Progressive Dynamics, Magnum Energy and Sterling Power.

In addition to our conventional LFP batteries, we have been developing proprietary dry electrode cell manufacturing processes and solid-state cell technology. We believe that our solid-state technology design allows for a much safer, more efficient battery cell that we believe will be a key differentiator in the energy storage market.

The Business Combination

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

ChEF Equity Facility

We have the ChEF Equity Facility. We have chosen to be conservative because of the performance of our common stock in February and March 2023. Much of this was due to our low public float, low institutional interest (since we are pre-lockup expiration), and low visibility in general. Moving forward, after the lockup expiration, we intend to market more heavily to institutions and expect the trading volume to increase and the stock price to stabilize. Under these conditions, we intend to use the ChEF Equity Facility to help maintain minimum cash balances required by the lenders as we continue to execute on growing the business through product releases, customer/market expansion, and R&D milestones. We expect to use the ChEF Equity Facility as a regular source of funds over the next twelve months as the lock-up on shares expires and our available share balance increases, allowing for more consistent purchases under the ChEF Equity Facility. Use of the ChEF Equity Facility may adversely affect us, including the market price of our common stock and future issuances may be dilutive to existing stockholders.

June 2023 Offering

On June 20, 2023, we entered into the Underwriting Agreement with the Underwriters, pursuant to which we sold to the Underwriters, in a firm commitment underwritten public offering, or the June 2023 Offering, an aggregate of (i) 10,000,000 shares of common stock, par value $0.0001 and (ii) Investor Warrants to purchase up to 10,000,000 shares of common Stock, at the combined public offering price of $2.00 per share and accompanying Investor Warrant, less underwriting discounts and commissions, and (iii) Underwriters’ Warrants to purchase up to an aggregate of 570,250 shares of common stock. In addition, we granted the Underwriters a 45-day over-allotment option to purchase up to an additional 1,500,000 shares of common stock and/or Investor Warrants to purchase up to an aggregate of 1,500,000 shares of Common Stock at the public offering price per security, less underwriting discounts and commissions.

The Investor Warrants are exercisable for five years from the closing date of the Offering, have an exercise price of $2.00 per share and are immediately exercisable. In the event of certain fundamental transactions, holders of the Investor Warrants will have the right to receive the Black Scholes Value (as defined in the Investor Warrants) of their Investor Warrants calculated pursuant to the formula set forth in the Investor Warrants, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of common stock. The Underwriters’ Warrants are exercisable upon issuance and will expire on June 20, 2028. The initial exercise price of the Underwriters’ Warrants is $2.50 per share, which equals 125% of the per share public offering price in the Offering. As part of the June 2023 Offering, the Underwriters partially exercised their over-allotment option in the amount of 1,405,000 shares of Common Stock and Investor Warrants to purchase 1,405,000 shares of common stock. The June 2023 Offering closed on June 22, 2023. The aggregate net proceeds from the June 2023 Offering, including the partial overallotment option, was approximately $20.7 million.

December 2023 Private Placement

On December 29, 2023, we received the December 2023 Waiver from the Term Loan Lenders in regards to our compliance with the Tests as of the last day of the quarter ended December 31, 2023. The December 2023 Waiver provided for a one-time issuance of the Waiver Penny Warrants to purchase up to 1,286,671 Waiver Penny Warrant Shares, at an exercise price of $0.01 per share, in connection with the Term Loan Lender’s agreement to waive the Tests under the Term Loan for the quarter ended December 31, 2023. The Waiver Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

As of December 31, 2023, we had cash totaling $12.7 million. Our net loss for the years ended December 31, 2023 and December 31, 2022, were $13.8 million and $40.0 million, respectively. As a result of being a publicly traded company, we continue to need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees. As discussed under “—Liquidity and Capital Resources” below we expect that we will need to raise additional funds, including through the use of the ChEF Equity Facility and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects.

Key Factors Affecting Our Operating Results

Our financial position and results of operations depend to a significant extent on the following factors:

End Market Consumers

The demand for our products ultimately depends on demand from consumers in our current end markets. We generate sales through (1) direct-to-customer and (2) through OEMs, particularly in the RV market.

An increasing proportion of our sales has been and is expected to continue to be derived from sales to RV and other OEMs, driven by continued efforts to develop larger and more complete storage systems. Our RV OEM sales have been on a purchase order basis, without firm revenue commitments, and we expect that this will likely continue to be the case. Therefore, future RV OEM sales will be subject to risks and uncertainties, including the number of RVs these OEMs manufacture and sell, which in turn may be driven by the expectations these OEMs have around end market consumer demand.

Demand from end market consumers is impacted by a number of factors, including travel restrictions, fuel costs and energy demands (including an increasing trend towards the use of green energy), as well as overall macro-economic conditions and inflation. Sales of our batteries have benefited from the increased adoption of the RV lifestyle, the demand for and inclusion of additional appliances and electronics in RVs, and the accelerating trend of solar power adoption among RV customers. However, in recent months rising fuel costs and other macro-economic conditions have caused a downward shift in decisions taken by end market consumers around spending in the RV market and in July 2023, we were notified by our largest RV OEM customer that, due to weaker demand for its products and their subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers. While this customer is not moving to a different solution or competitor, as a result in this change in strategy there was a material limiting effect on our revenue in 2023. Based on our discussions with customers and current unit forecast projections, we expect our revenue in the RV market to increase in 2024.

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

Supply

We currently rely on two carefully selected cell manufacturers located in China, and a single supplier, also located in China, to manufacture our proprietary battery management system, and we intend to continue to rely on these suppliers going forward. Our close working relationships with our China-based LFP cell suppliers, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts) and order and receive delivery of cells in anticipation of required demand, has helped us moderate increased supply-related costs associated with inflation, currency fluctuations and U.S. government tariffs imposed on our imported battery cells and to avoid potential shipment delays. To mitigate against potential adverse production events, we opted to build our inventory of key components, such as battery cells. However, as many of the supply chain challenges and delays that were prevalent over the last several years have eased, we are actively working down our inventory to more appropriate safety stock levels.

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

In addition, we have entered into a lease for an additional 390,240 square foot warehouse in Reno, Nevada, which is expected to be completed in the second half of 2024. This facility, combined with our existing facility, will allow further scaling of our increasingly automated battery pack assembly capabilities, expand our warehousing space, and allow for deployment of our solid-state cell manufacturing.

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

Results of Operations

Comparisons for the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022. This data should be read together with our financial statements and related notes included elsewhere in this Annual Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Years ended December 31,
	2023	% Net Sales	2022	% Net Sales
	(in thousands)
Net Sales	$64,392	100.0	$86,251	100.0
Cost of Goods Sold	48,946	76.0	62,633	72.6
Gross profit	15,446	24.0	23,618	27.4
Operating expenses
Research and development	3,863	6.0	2,764	3.2
General and administrative	26,389	41.0	41,566	48.2
Sales and marketing	12,623	19.6	13,671	15.9
Total Operating expenses	42,875	66.6	58,001	67.2
Loss From Operations	(27,429)	(42.6)	(34,383)	(39.9)
Other Income (Expense)
Other income (expense)	19	0.0	40	0.0
Interest expense, net	(16,015)	(24.9)	(6,979)	(8.1)
Change in fair market value of warrant liability	29,582	45.9	5,446	6.3
Debt extinguishment	-	-	(4,824)	(5.6)
Total Other Income (Expense)	13,586	21.1	(6,317)	(7.3)
Loss Before Taxes	(13,843)	(21.5)	(40,700)	(47.2)
Income Tax Benefit	(26)	0.0	(709)	(0.8)
Net Loss	$(13,817)	(21.5)	$(39,991)	(46.4)

	Years ended December 31,
	2023	2022
	(in thousands)
DTC	36,875	52,446
% Net Sales	57.3	60.8
OEM	27,517	33,805
% Net Sales	42.7	39.2
Net Sales	$64,392	$86,251

Net Sales

Net sales decreased by $21.9 million, or 25.3%, to $64.4 million for the year ended December 31, 2023, as compared to $86.3 million for the year ended December 31, 2022. This decrease was primarily due to lower DTC and OEM battery and accessory sales due to a decline in demand in our core RV markets, and a slight decrease in average sale prices for our batteries. For the year ended December 31, 2023, OEM revenue decreased by $6.3 million as a result of weaker overall demand in the RV market. DTC revenue decreased by $15.6 million as a result of decreased customer demand for our products due to rising interest rates and inflation. We expect our sales to increase as the cyclical recovery of the RV market gains momentum in the coming quarters.

Cost of Goods Sold

Cost of revenue decreased by $13.7 million, or 21.9%, to $48.9 million for the year ended December 31, 2023, as compared to $62.6 million for the year ended December 31, 2022. This decrease was primarily due to a $13.1 million decrease in product cost due to lower unit volume, partially offset by higher material cost associated with consuming higher priced inventory and an adjustment to customs due to tariff correction of $0.3 million, and a $0.6 million decrease in overhead expense associated with lower labor cost due to reduced headcount. We expect our Cost of Goods Sold to increase in conjunction with the anticipated increase in revenue over the next 12 months.

Gross Profit

Gross profit decreased by $8.2 million, or 34.6%, to $15.4 million for the year ended December 31, 2023, as compared to $23.6 million for the year ended December 31, 2022. The decrease in gross profit was primarily due to lower unit volumes and a change in revenue mix that included a larger percentage of lower margin OEM sales and a lower percentage of higher margin DTC sales, together with higher material costs as noted above. Gross Profit percentage decreased by 4.3% from 27.4% in 2022 to 23.1% in 2023. Lower volume caused a reduction in absorption of labor and overhead impacting gross profit by 2.3% along with an increase in material costs reducing gross profit by 1.1%. We expect our Gross Profit, as a percentage of revenue, to remain relatively stable over the next 12 months.

Research and Development Expenses

Research and development expenses increased by $1.1 million, or 39.8%, to $3.9 million for the year ended December 31, 2023, as compared to $2.8 million for the year ended December 31, 2022. The increase was primarily due $0.8 million in higher material and patent expense along with increased wages and depreciation expense associated with cell manufacturing development work. While we expect to continue to grow its Research and Development headcount, it expects to do so at a slower rate than in prior years.

General and Administrative Expenses

General and administrative expenses decreased by $15.2 million, or 36.5%, to $26.4 million for the year ended December 31, 2023, as compared to $41.6 million for the year ended December 31, 2022. This decrease was primarily due to the absence of $23.4 million of fiscal year 2022 expenses associated with the Business Combination and a decrease in employee-related costs in the amount of $2.5 million offset by an increase in stock-based compensation costs of $4.5 million. We also incurred higher compliance, insurance, and professional fees related to public company costs in the amount of $4.5 million, and a $1.7 million increase in investor relations expenses. We expect General and Administrative Expenses, as a percentage of revenue, to decline over the next 12 months.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $1.1 million, or 7.7%, to $12.6 million for the year ended December 31, 2023, as compared to $13.7 million for the year ended December 31, 2022. This decrease was primarily due to a $2.0 million reduction in shipping costs due to lower unit volumes, partially offset by higher employee related costs of $0.8 million due to increased headcount and higher stock-based compensation. We expect our Selling and Marketing Expenses to be relatively stable over the next 12 months.

Total Other Income (Expense)

Other income totaled $13.6 million for the year ended December 31, 2023 as compared to total other expense of $6.3 million for the year ended December 31, 2022. Other income in 2023 is comprised primarily of a change in fair market value of warrant liability in the amount of $29.6 million, partially offset by interest expense of $16.0 million related to our debt securities. Other expense in 2022 is comprised primarily of interest expense of $6.9 million related to senior secured note of $45 million combined with debt securities of $75 million, debt extinguishment expense of $4.8 million due to the retirement of the $45 million in senior secured notes as a result of the Business Combination, partially offset by $5.4 million in the change of the fair market value of our warrants.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2023, was minimal as compared to a $0.7 million benefit for the year ended December 31, 2022. The income tax benefit reflects our expected use of losses in the period against future tax obligations. Management evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that we will not recognize the benefits of the deferred tax assets primarily due to us entering into a 3-year cumulative loss position. As a result, a full valuation allowance totaling $19.7 million was recorded as of December 31, 2023.

Net Loss

We experienced a net loss of $13.8 million for the year ended December 31, 2023, as compared to a net loss of $40.0 million for the year ended December 31, 2022. As described above, this result was driven by lower sales due to reduced demand in the RV market, partially offset by lower cost of goods sold, lower operating expenses and increased other income.

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

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors. In addition, there are other items within our financial statements that require estimation but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Inventory Valuation

We periodically review physical inventory for excess, obsolete, and potentially impaired items and reserves. Any such inventory is written down to net realizable value. The reserve estimate for excess and obsolete inventory is dependent on expected future use and requires management judgement. The level of the estimate is assessed by considering the recent sales experience, the aging of inventories, and other factors that affect inventory obsolescence.

Warrants

We apply relevant accounting guidance for warrants to purchase our stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, we follow guidance issued within ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”), to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require liability classifications are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classifications are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. See “Note 10—Warrants” in our accompanying consolidated financial statements for information on the warrants. Changes in assumptions used to estimate fair value could occur from stock pricing volatility depending on our performance and our position in the industry and changes in market interest rates which can result in materially different results.

Equity-Based Compensation

We use the Black-Scholes option-pricing model to determine the fair value of option grants. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of our future share price, risk-free rates, future dividend yields and estimated forfeitures at the initial grant date. Restricted stock unit awards are valued based on the closing trading price of our common stock on the date of grant. Changes in assumptions used to estimate fair value could occur from stock pricing volatility depending on our performance and our position in the industry and changes in market interest rates which can result in materially different results.

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

The amount of the deferred tax asset considered realizable could be adjusted if our actual results in the future do not generate taxable income that is sufficient to allow us to utilize our deferred tax assets. Our future taxable income projections are subject to a high degree of uncertainty and could be impacted, both positively and negatively, by changes in our business or the markets in which we operate. A change in the assessment of the realizability of our deferred tax assets could materially impact our results of operations.

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

The table below presents our adjusted EBITDA, reconciled to net (loss) income for the years ended December 31, 2023 and 2022.

	Years ended December 31,
	2023	2022
	(in thousands)
Net (loss)	$(13,817)	$(39,991)
Interest Expense	16,015	6,979
Taxes	(26)	(709)
Depreciation	1,237	891
EBITDA	3,409	(32,830)
Adjusted for:
Stock-Based Compensation(1)	6,710	2,467
June 2023 Offering Costs (2)	904	-
Promissory Note Forgiveness(3)	-	469
Loss on Disposal of Assets	712	56
Separation Agreement(4)	720	1,197
Business Combination Expenses(5)	-	21,337
Debt extinguishment (6)	-	4,824
Change in fair market value of warrant liability (7)	(29,582)	(5,446)
Adjusted EBITDA	$(17,127)	$(7,926)

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and board members.

(2)	June 2023 Offering Costs related to the warrant liability are comprised of fees and expenses, including legal, accounting, and other expenses associated with this offering.

(3)	Promissory Note Forgiveness is comprised of the loan that was forgiven, prior to the Business Combination, in connection with the promissory note, with a maturity date of March 1, 2026, between us and John Marchetti, our Senior Vice President of Operations and our former Chief Financial Officer.

(4)	Separation Agreement in 2022 is comprised of $1.2 million in cash severance associated with the Separation Agreement, dated October 25, 2022, as amended on November 14, 2022, between us and Sean Nichols, our former Chief Operating Officer. Separation Agreement in 2023 is comprised of $720 in cash severance associated with separation agreement dated April 26, 2023, between us and our former Chief Legal Officer.

(5)	Business Combination Expenses is comprised of fees and expenses, including legal, accounting, and others associated with the Business Combination.

(6)	Debt extinguishment expenses are comprised of expenses incurred in connection with the early debt repayment of the Series 2021-6 Notes that occurred in conjunction with the Business Combination.

(7)	Change in fair market value of warrant liabilities represents the change in fair value from the date the warrants were issued through December 31, 2023.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of December 31, 2023, we had cash totaling $12.7 million.

We expect our capital expenditures and working capital requirements to increase materially in the near future, as we continue our research and development efforts (particularly those related to solid-state lithium-ion battery development), expand our production lines, scale up production operations and look to enter into adjacent markets for our batteries (with operating expenses expected to increase across all major expense categories). We expect to deploy a significant amount of capital to continue our optimization and commercialization efforts dedicated to our solid-state technology development, as well as continued investment to automate and increase the production capacity of our existing assembly operation, expansion of our facilities and new strategic investments. To date, our focus has been on seeking to prove the fundamental soundness of our manufacturing techniques and our solid-state chemistry. Moving forward, our solid-state related investments will focus on chemistry optimization and establishing a pilot line for pouch cell production. Over the next two to three years, we expect to spend in excess of $50 million on solid-state development and cell manufacturing technologies. In connection with the contraction of our business and uncertainty around the timing of future needs, we reduced our purchase activities in 2023. As a result, our inventory balance at December 31, 2023 decreased by $11.4 million to $38.8 million, compared to $50.2 million at December 31, 2022.

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

Financing Obligations and Requirements

On November 24, 2021, we issued $45 million of fixed rate senior notes, secured by among other things, a security interest in our intellectual property. As part of the Business Combination, we entered into the Term Loan, the proceeds of which were used, in part, to repay the $45 million fixed rate senior notes, and ChEF Equity Facility. As of December 31, 2023, we had $76 million outstanding under the Term Loan.

The Term Loan proceeds were used to: (i) support the Business Combination, (ii) prepay the fixed rate senior notes at closing of the Business Combination, (iii) pay fees and expenses in connection with the foregoing, (iv) to provide additional growth capital and (v) for other general/corporate purposes. The Term Loan will mature on October 7, 2026, or the Maturity Date, and will be subject to quarterly amortization of 5% per annum beginning 24 months after issuance. The definitive documents for the Term Loan incorporate certain mandatory prepayment events and certain affirmative and negative covenants and exceptions hereto. The financial covenants for the Term Loan include a maximum senior leverage ratio covenant, a minimum liquidity covenant, a springing fixed charge coverage ratio covenant, and a maximum capital expenditures covenant. On March 29, 2023 and September 29, 2023 we obtained a waiver from our Administrative Agent and the Term Loan Lenders of our failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023 and September 30, 2023, respectively. On December 29, 2023, we received an additional waiver from our Administrative Agent and Term Loan Lenders in regards to our compliance with the Tests as of the last day of the quarter ended December 31, 2023. On March 31, 2024, we received a waiver from the Administrative Agent and the Term Loan Lenders in regard to our compliance with the liquidity requirement under the Term Loan as of the last day of the fiscal quarter ended March 31, 2024. It is probable that we will fail to meet these covenants within the next twelve months. In accordance with U.S. GAAP, we reclassified our notes payable from a long-term liability to a current liability. The Term Loan accrues interest (i) until April 1, 2023 at a per annum rate equal to adjusted SOFR is a margin equal to 13.5%, of which 7% will be payable in cash and 6.5% will be paid in-kind, (ii) thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company. In each of the foregoing case, adjusted SOFR will be no less than 1%.

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

Pursuant to the Purchase Agreement, on the terms of and subject to the satisfaction of the conditions in the Purchase Agreement, including the filing and effectiveness of a registration statement registering the resale by CCM LLC of the shares of common stock issued to it under the Purchase Agreement, we will have the right from time to time at our option to direct CCM LLC to purchase up to a specified maximum amount of shares of common stock, up to a maximum aggregate purchase price of $150 million over the term of the ChEF Equity Facility. In connection with the ChEF Equity Facility, we filed a registration statement registering the resale of up to 21,512,027 shares that may be resold into the public markets by CCM LLC, which represented approximately 36% of the shares of our common stock outstanding as of December 31, 2023. During the year ended December 31, 2022, we did not sell any shares of our common stock under the ChEF Equity Facility. During the year ended December 31, 2023, we issued and sold approximately 588,500 shares of our common stock under this facility, resulting in net cash proceeds of $1,278,566. From January 1, 2024 through April 16, 2024, we did not issue any shares of common stock under this facility. Any sales of such shares into the public market could have a significant negative impact on the trading price of our common stock. This impact may be heightened by the fact that sales to CCM LLC will generally be at prices below the current trading price of our common stock. If the trading price of our common stock does not recover or experiences a further decline, sales of shares of common stock to CCM LLC pursuant to the Purchase Agreement may be a less attractive source of capital and/or may not allow us to raise capital at rates that would be possible if the trading price of our common stock were higher.

On January 24, 2024, we issued the January Note in the Principal Amount of $1.0 million to Brian Nelson, one of our directors, in a private placement in exchange for cash in an equal amount. The January Note became due and payable in full on February 5, 2024. We were also obligated to pay the January Loan Fee in the amount of $50,000 to Mr. Nelson on February 5, 2024. The January Principal Amount of the January Note and the January Loan Fee were paid in full on February 1, 2024. On February 27, 2024, we issued the February Note to Brian Nelson in the February Principal Amount of $1.7 million in a private placement in exchange for cash in an equal amount. The February Note became due and payable in full on March 1, 2024. We were also obligated to pay the February Loan Fee in the amount of $85,000 to Mr. Nelson on March 1, 2024. The February Principal Amount of the February Note and the February Loan Fee were paid in full on March 1, 2024.

We have also filed a registration statement registering the resale of up to 47,428,544 shares and 12,266,971 warrants to purchase common stock that may be resold and/or issued into the public markets, which represents approximately 79% of the shares of our common stock outstanding as of December 31, 2023. The selling securityholders will determine the timing, pricing and rate at which they sell such shares into the public market. Although the current trading price of our common stock is below $10.00 per share, which was the sales price for units in the Chardan IPO, certain of the selling security holders have an incentive to sell because they purchased shares and/or warrants at prices below the initial public offering price and/or below the recent trading prices of our securities. Additionally, while sales by such investors may experience a positive rate of return based on the trading price at the time they sell their shares, the public securityholders may not experience a similar rate of return on the securities they purchased due to differences in the prices at which such public securityholders purchased their shares and the trading price. Given the substantial number of shares of common stock being registered for potential resale by the selling securityholders pursuant to such prospectus, the sale of shares by the selling securityholders, or the perception in the market that the selling securityholders of a large number of shares intend to sell shares, may increase the volatility of the market price of our common stock, may prevent the trading price of our securities from exceeding the Chardan IPO offering price and may cause the trading prices of our securities to experience a further decline.

In June 2023, we completed the June 2023 Offering, which provided net proceeds to us, including the partial over-allotment option exercise, of approximately $20.7 million. In July 2023, upon a request from our lenders under the Term Loan Agreement, we repaid $5.3 million to satisfy a portion of its outstanding principal.

In 2024, we identified an underpayment of tariffs to CBP in the amount of approximately $1.58 million in the aggregate, related to the improper classification and valuation of certain of the products used in our batteries. We have reported the underpayment to CBP.

Going Concern

For the year ended December 31, 2023, we incurred losses and had a negative cash flow from operations. As of December 31, 2023, we had approximately $12.7 million in cash and cash equivalents and working capital of $15.5 million.

Under the Term Loan Agreement, we are obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures. On March 29, 2023 and September 29, 2023, we obtained waivers from our Administrative Agent and Term Loan Lenders of our failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan for the quarters ended, March 31, 2023 and September 30, 2023. On December 29, 2023, we received an additional waiver from our Administrative Agent and Term Loan Lenders in regard to our compliance with the Tests as of the last day of the quarter ended December 31, 2023. On March 31, 2024, we received an additional waiver from our Administrative Agent and Term Loan Lenders in regard to our compliance with our liquidity requirement as of the last day of the fiscal quarter ended March 31, 2024. It is probable that we will fail to meet these covenants within the next twelve months. If we are unable to comply with the financial covenants in our loan agreement, the Term Loan Lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our 2023 consolidated financial statements, with respect to this uncertainty.

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

Cash Flows for the Years ended December 31, 2023 and 2022

	Years ended December 31,
	2023	2022
Net Cash provided by/(used in):	(in thousands)
Operating Activities	$(17,706)	$(45,696)
Investing activities	$(6,885)	$(6,827)
Financing activities	$19,523	$41,674

Operating Activities

Net cash used in operating activities was $17.7 million for the year ended December 31, 2023, primarily due to a net loss during the period and the change in fair market value of the warrant liability, partially offset by a decrease in inventory as a result of management’s decision to lower overall stocking levels to adjust for more modest demand.

Net cash used in operating activities was $45.7 million for the year ended December 31, 2022 primarily due to a net loss during the period, largely driven by Business Combination expenses, and an increase in purchased inventory to support future growth and to protect against potential supply disruptions.

Investing Activities

Net cash used in investing activities was $6.9 million for the year ended December 31, 2023, as compared to $6.8 million for the year ended December 31, 2022. The cash used in investing activities was primarily driven by capital expenditures to support our core battery business and our ongoing efforts to develop solid-state battery technology and manufacturing processes.

Financing Activities

Net cash provided by financing activities was $19.5 million for the year ended December 31, 2023, primarily as a result of proceeds $20.7 million from the June 2023 Offering.

Net cash provided by financing activities was $41.7 million for the year ended December 31, 2022, primarily as a result of proceeds from the $75.0 million term loan as part of the Business Combination, and $15.0 million from the strategic investment made by THOR, partially offset by a $45.0 million expense for the repayment of the senior secured notes.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating and financing lease liabilities. As of December 31, 2023, we had $1.3 million in short-term operating and financing lease liabilities and $2.3 million in long-term operating, and financing lease liabilities. As disclosed above, we have a Term Loan and as of December 31, 2023, the principal amount outstanding under the Term Loan was $69.7 million.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated audited financial statements as of and for the years ended December 31, 2023 and December 31, 2022, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-2.

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

As of December 31, 2023, our management, including with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Interim Chief Financial Officer concluded that, for the reasons set forth below, our disclosure controls and procedures were not effective as of December 31, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective and could lead to a material misstatement of account balances or disclosures.

A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that we have material weaknesses as a result of our failure to capture, and record, and pay tariffs correctly related to the imported merchandise on previously filed 2022 and 2021 financial statements.

Management’s Remediation Measures

While we have improved our organizational capabilities and remediated the prior year material weaknesses during 2023, a new material weakness, described above, remains un-remediated as of December 31, 2023. Our remediation efforts will continue to take place. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses in the prior year, management has taken a number of remediation actions during the year ended December 31, 2023, and are continuing its actions to remediate the 2023 material weakness around tariffs. Remediation actions taken during the year are outlined below.

We concluded that the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2022 (discussed below) have been remediated (the “Remediated Material Weaknesses”):

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

During the year ended December 31, 2023, we completed the implementation of the following remedial measures designed to remediate the material weaknesses in internal control over financial reporting noted in the December 31, 2022 Form 10-K:

●	Engaged outside resources for complex accounting matters and drafting and retaining position papers for all complex, non-recurring transactions.
●	Implemented a risk assessment process by which management identifies risks of misstatement related to all account balances.
●	Developed monitoring activities and protocols that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting and make necessary changes to the design of controls, if any.
●	Segregated key functions within our financial and information technology processes supporting our internal controls over financial reporting.
●	Continued to enhance and formalize our accounting, business operations, and information technology policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures.
●	Enhanced policies and procedures to retain adequate documentary evidence for certain management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls.
●	Developed internal controls documentation, including comprehensive accounting policies and procedures over financial processes, including around physical inventory observations, and related disclosures.
●	Adopted a process to identify and assess our disclosure controls and procedures, including the preparation and review of presentation and disclosure requirement checklists.

We are also currently implementing additional measures to address the material weakness relating to tariffs, which include:

●	Designing new controls to capture, record, and pay tariffs related to the imported merchandise.

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

Changes in Internal Control over Financial Reporting

Except for the material weakness and the remediation efforts described above, no other changes in our internal control over financial reporting (as defined by Rules 13a015(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a public company, we are required pursuant to Section 404(a) of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. If in the future we are no longer classified under the definition of an “emerging growth company,” and/or a “non-accelerated filer,” our independent registered public accounting firm will also be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act, to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. We will be required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, Nasdaq, or other regulatory authorities, which would require additional financial and management resources.

Item 9B. Other Information

(a)	Effective April 12, 2024, we entered into the Amended Employee Agreements with our Chief Executive Officer, our Chief Revenue Officer and our Chief Marketing Officer. The Amended Employee Agreements allow us to issue a combination of cash and equity awards on an annual basis up to a specified amount ($1,532,000 for our Chief Executive Officer, $490,000 for our Chief Revenue Officer and $236,000 for our Chief Marketing Officer), subject to approval and such other terms and conditions imposed by the compensation committee of the board of directors.

Effective April 12, 2024, we issued a total of 836,295 RSUs under the 2022 Plan to the following employees: (i) 567,407 RSUs to our Chief Executive Officer; (ii) 181,481 RSUs to our Chief Revenue Officer; and (iii) 87,407 RSUs to our Chief Marketing Officer. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. In addition to the RSU awards, our Board also approved the following cash awards to the above referenced employees: (i) $510,666.67 to our Chief Executive Officer; (ii) $163,333.33 to our Chief Revenue Officer; and (iii) $78,667.67 to our Chief Marketing Officer. Each of the approved cash awards will not be paid out to the employees until we have achieved a minimum cash balance of $30,000,000, and are subject to each employee’s continued employment on the date of payment.

On April 12, 2024, our Board issued each of our non-employee directors 222,222 RSUs in connection with their service as directors for the year ended December 31, 2023. The RSUs will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary date of their issuance, subject to the directors continued service on our Board on each vesting date.

On April 15, 2024, our Board approved an amendment to our Director Compensation Policy offering directors long-term incentive awards that are issuable subject to the sole discretion of our compensation committee. Each such long-term incentive award is payable in the form of cash and or equity awards. Each such award shall be determined each fiscal year and are subject to the director’s continued service with us and other conditions as our compensation committee deems appropriate. Where equity awards are issued, such awards are subject to the terms and conditions of the 2022 Plan.

On April 12, 2024, we entered into the Fernley Lease Agreement, pursuant to which we agreed to lease the approximately 64,000 square foot Premises located in Fernley, Nevada.

The initial term of the Fernley Lease Agreement (the “Term”) is for a period of sixty (60) months, effective April 1, 2024. The base rent for the Premises, payable monthly, is $44,800.00 for the first twelve months of the Term and is subject to a three percent (3.0%) increase on the anniversary of each year. We also will be responsible for twenty-five percent (25%) of any operating expenses, taxes and insurance expenses incurred by the Landlord in connection with the building in which the Premises are located (the “Expenses”) as well as utility expenses. The Expenses are subject to recalculation and increase upon the completion of the Initial Improvements (as defined in the Fernley Lease Agreement). The Landlord is responsible for completing the Initial Improvements. The Fernley Lease Agreement also contains customary default provisions allowing the Landlord to terminate the Fernley Lease Agreement if we fail to cure certain breaches of our obligations under the Fernley Lease Agreement within a specified period of time upon written notice to us. In addition, we are obligated to indemnify, and hold harmless, the Landlord for certain losses incurred in connection with or arising out of any injury to persons or damage to property occurring in or on the Premises, or resulting from any accident or other negligent or willfully wrongful act or omission of us on or about the Premises. Concurrent with the execution of the Fernley Lease Agreement, we paid the Landlord a security deposit of $50,422.79.

(b)	During the fiscal quarter ended December 31, 2023, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

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

3.	Exhibits

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of May 15, 2022, by and among Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.), Bronco Merger Sub, Inc. and Dragonfly Energy Corp. (included as Annex A to the proxy statement/prospectus).	S-4	2.1	07/22/2022
2.2	Amendment to Agreement and Plan of Merger, dated as of July 12, 2022, by and among Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.), Bronco Merger Sub, Inc. and Dragonfly Energy Corp.	S-4	2.1(a)	07/22/2022
2.3	Plan of Conversion.	8-K	2.1	03/31/2023
3.1	Articles of Incorporation of Dragonfly Energy Holdings Corp.	8-K	3.1	03/31/2023
3.2	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., dated November 29, 2023.	8-K	3.1	11/29/2023
3.3	Bylaws of Dragonfly Energy Holdings Corp.	8-K	3.2	03/31/2023
4.1	Specimen Common Stock Certificate of Dragonfly Energy Holdings Corp.	8-K	4.1	10/11/2022
4.2	Form of $10 Warrant of Dragonfly Energy Holdings Corp.	8-K	4.2	10/11/2022
4.3	Form of Penny Warrant of Dragonfly Energy Holdings Corp.	8-K	4.3	10/11/2022
4.4	Warrant Agreement, dated as of October 19, 2022, between Dragonfly Energy Holdings Corp. and American Stock Transfer & Trust Company, LLC.	S-1	4.4	10/21/2022
4.5	Specimen Warrant Certificate of Dragonfly Energy Holdings Corp.	10-K	4.5	4/17/2023
4.6	Promissory Note of the Company, dated March 5, 2023.	8-K	4.1	03/09/2023
4.7	Form of June 2023 Warrant.	8-K	4.1	06/21/2023
4.8	Form of Underwriters’ Warrant.	S-1/A	4.8	06/14/2023
4.9	Form of December 2023 Lender Penny Warrant.	8-K	4.1	12/29/2023
4.10*	Description of Securities.
10.1	Sponsor Support Agreement, dated as of May 15, 2022, by and among Chardan NexTech Investments 2 LLC, Dragonfly Energy Corp. and Chardan NexTech Investments 2 LLC (included as Annex E to the proxy statement/prospectus).	S-4	10.4	07/22/2022
10.2	Commitment Letter, dated as of May 15, 2022, by and among Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.), Dragonfly Energy Corp., CCM Investments 5 LLC and EICF Agent LLC (included as Annex J to the proxy statement/prospectus).	S-4	10.5	07/22/2022

10.3	Equity Facility Letter Agreement, dated as of May 15, 2022, by and among Dragonfly Energy Corp., Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.) and CCM Investments 5 LLC (included as Annex K to the proxy statement/prospectus).	S-4	10.6	07/22/2022
10.4	Subscription Agreement, dated as of May 15, 2022, between Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.) and Chardan NexTech Investments 2 LLC (included as Annex F to the proxy statement/prospectus).	S-4	10.7	07/22/2022
10.5++	Dragonfly Energy Holdings Corp. 2022 Equity Incentive Plan.	8-K	10.5	10/11/2022
10.6++	Dragonfly Energy Holdings Corp. Employee Stock Purchase Plan.	8-K	10.6	10/11/2022
10.7++	Form of Director Indemnification Agreement.	S-4/A	10.10	09/14/2022
10.8	Multi-tenant Industrial Triple Net Lease, dated as of March 1, 2021, between Dragonfly Energy Corp. and Icon Reno Property Owner Pool 3 Nevada, LLC.	S-4	10.11	07/22/2022
10.9	Lease, dated as of February 8, 2022, between Dragonfly Energy Corp. and Prologis, L.P.	S-4	10.12	07/22/2022
10.10#	Purchase Agreement, dated as of October 7, 2022, between Dragonfly Energy Holdings Corp. and Chardan Capital Markets LLC.	8-K	10.10	10/11/2022
10.11	Registration Rights Agreement, dated as of October 7, 2022, between Dragonfly Energy Holdings Corp. and Chardan Capital Markets LLC.	8-K	10.11	10/11/2022
10.12	Term Loan Agreement, dated as of October 7, 2022, by and among the Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.12	10/11/2022
10.13	Pledge Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp. and Alter Domus (US) LLC.	8-K	10.13	10/11/2022
10.14++	Employment Agreement, dated as of January 1, 2022, by and between Dragonfly Energy Corp. and Denis Phares.	8-K	10.14	10/11/2022
10.15++	Amendment to Employment Agreement, dated as of May 15, 2022, by and between Dragonfly Energy Corp. and Denis Phares.	8-K	10.15	10/11/2022
10.16++	Employment Agreement, dated as of January 1, 2022, by and between Dragonfly Energy Corp. and Sean Nichols.	8-K	10.16	10/11/2022
10.17++	Amendment to Employment Agreement, dated as of May 15, 2022, by and between Dragonfly Energy Corp. and Sean Nichols.	8-K	10.17	10/11/2022
10.18++	Employment Agreement, dated as of August 17, 2021, by and between Dragonfly Energy Corp. and John Marchetti.	8-K	10.18	10/11/2022
10.19++	Dragonfly Energy Corp. 2019 Stock Incentive Plan.	8-K	10.19	10/11/2022
10.20++	Dragonfly Energy Corp. 2021 Stock Incentive Plan.	8-K	10.20	10/11/2022
10.21	Amended and Restated Registration Rights Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp. and each of the stockholders thereto.	8-K	10.21	10/11/2022
10.22++	Director Compensation Policy.	S-1	10.22	11/4/2022
10.23++	Employment Agreement, dated as of October 11, 2022, by and between Dragonfly Energy Holdings Corp. and Denis Phares.	S-1	10.23	11/4/2022
10.24++	Employment Agreement, dated as of October 11, 2022, by and between Dragonfly Energy Holdings Corp. and John Marchetti.	S-1	10.24	11/4/2022
10.25++	First Amended and Restated Employment Agreement, dated February 24, 2023, by and between Dragonfly Energy Holdings Corp. and John Marchetti.	8-K	10.1	03/02/2023
10.26	Separation Agreement by and between Dragonfly Energy Holdings Corp. and Sean Nichols, dated October 25, 2022.	10-K	10.26	04/17/2023
10.27	First Amendment to Separation Agreement by and between Dragonfly Energy Holdings Corp. and Sean Nichols, dated November 14, 2022.	10-K	10.27	04/17/2023
10.28	Asset Purchase Agreement, dated April 22, 2022, by and among Dragonfly Energy Corp., Thomason Jones Company, LLC, William Thomason and Richard Jones.	10-K	10.28	04/17/2023
10.29	Manufacturing Supply Agreement, dated November 19, 2021, by and between Dragonfly Energy Holdings Corp. and Keystone RV Company.	10-K	10.29	04/17/2023

10.30	Asset Purchase Agreement, dated January 1, 2022, by and between Dragonfly Energy Holdings Corp. and Bourns Productions, Inc.	10-K	10.30	04/17/2023
10.31	Assignment and Assumption Agreement, dated January 1, 2022, by and between Dragonfly Energy Corp. and Bourns Productions, Inc.	10-K	10.31	04/17/2023
10.32	Assignment and Assumption of Lease Agreement, dated January 1, 2022, by and among Dragonfly Energy Corp., Bourns Productions, Inc. and Los Angeles & Steel Co.	10-K	10.32	04/17/2023
10.33	Research and Development Lab Lease, dated April 25, 2019, by and between Dragonfly Energy Corp. and BRE RS Greg Park Owner LLC.	10-K	10.33	04/17/2023
10.34	Amendment No. 1 to Research and Lab Lease, dated March 12, 2020, by and between Dragonfly Energy Corp. and DRE RS Greg Park Owner LLC.	10-K	10.34	04/17/2023
10.35	Amendment No. 2 to Research and Lab Lease, dated July 27, 2020, by and between Dragonfly Energy Corp. and DRE RS Greg Park Owner LLC.	10-K	10.35	04/17/2023
10.36	Amendment No. 3 to Research and Lab Lease, dated August 26, 2020, by and between Dragonfly Energy Corp. and DRE RS Greg Park Owner LLC.	10-K	10.36	04/17/2023
10.37	Amendment No. 4 to Research and Lab Lease, dated December 16, 2020, by and between Dragonfly Energy Corp. and BRS RS Greg Park Owner LLC.	10-K	10.37	04/17/2023
10.38	Amendment No. 5 to Research and Lab Lease, dated January 28, 2022, by and between Dragonfly Energy Corp. and BRS RS Greg Park Owner LLC.	10-K	10.38	04/17/2023
10.39	Limited Waiver, dated as of March 29, 2023, to the Term Loan, Guarantee and Security Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	03/29/2023
10.40	Limited Waiver, dated as of December 29, 2023, to the Term Loan, Guarantee and Security Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	12/29/2023
10.42*++	Employment Agreement, dated as of November 7, 2022, by and between Dragonfly Energy Holdings Corp. and Wade Seaburg.
10.43*++	Employment Agreement, dated as of November 7, 2022, by and between Dragonfly Energy Holdings Corp. and Tyler Bourns.
10.44*	Fernley Lease, dated April 12, 2024, by and between Dragonfly Energy Corp., Cottonmill Properties, LLC, and Marlene Thier.
10.45*++	Amendment No. 1 to Employment Agreement, effective as of April 12, 2024, by and between Dragonfly Energy Holdings Corp. and Denis Phares.
10.46*++	Amendment No. 1 to Employment Agreement, effective as of April 12, 2024, by and between Dragonfly Energy Holdings Corp. and Wade Seaburg.
10.47*++	Amendment No. 1 to Employment Agreement, effective as of April 12, 2024, by and between Dragonfly Energy Holdings Corp. and Tyler Bourns.
16.1	Letter dated November 21, 2023 from BDO USA, P.C. to the Securities Exchange Commission.	8-K	16.1	11/21/2023
21.1	List of Subsidiaries.	8-K	21.1	10/11/2022
23.1*	Consent of Marcum LLP
23.2*	Consent of BDO USA, P.C.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
97.1*	Dragonfly Energy Holdings Corp. Compensation Recovery Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
#	Portions of schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
++	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Reno, Nevada, on the 16th day of April, 2024.

DRAGONFLY ENERGY HOLDINGS CORP.

By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer, Interim Chief Financial Officer and President
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Denis Phares	Chief Executive Officer, Interim Chief Financial Officer, President and Chairman	April 16, 2024
Denis Phares	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Jonathan Bellows	Director	April 16, 2024
Jonathan Bellows

/s/ Perry Boyle	Director	April 16, 2024
Perry Boyle

/s/ Karina Montilla Edmonds	Director	April 16, 2024
Karina Montilla Edmonds

/s/ Luisa Ingargiola	Director	April 16, 2024
Luisa Ingargiola

/s/ Brian Nelson	Director	April 16, 2024
Brian Nelson

/s/ Rick Parod	Director	April 16, 2024
Rick Parod

Item 8. Financial Statements and Supplemental Data

DRAGONFLY ENERGY HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Dragonfly Energy Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dragonfly Energy Holdings Corp. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the financial statements, the 2022 financial statements have been revised to correct for the under reporting of tariffs. The financial statements of the Company for the year ended December 31, 2022, before the effects of the adjustments to correct the errors discussed in Note 15 to the financial statements, were audited by other auditors whose report, dated April 17, 2023, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. We have also audited the adjustments described in Note 15 that were applied to revise the 2022 financial statements to correct the errors. In our opinion, such adjustments are appropriate and have been properly applied. Except for the corrections described in Note 15 we were not engaged to audit, review, or apply any procedures to the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, other than stated above and, accordingly, we do not express an opinion or any other form of assurance on the 2022 financial statements taken as a whole.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company incurred loss from operations and had negative cash flow from operations and concluded it is probable the Company will not comply with future covenants of the Term Loan and does not have sufficient resources to repay the Term Loan, which raises substantial doubt about its ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum LLP

We served as the Company’s auditor since 2023.

New York, NY
April 16, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Dragonfly Energy Holdings Corp.

Reno, Nevada

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments for the correction of the error described in Note 15, the accompanying consolidated balance sheet of Dragonfly Energy Holdings Corp. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (the 2022 consolidated financial statements before the effects of the adjustments discussed in Note 15 are not presented herein). In our opinion, except for the error described in Note 15, the 2022 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 15 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Marcum LLP.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2021 to 2023.

Spokane, Washington

April 17, 2023

DRAGONFLY ENERGY HOLDINGS CORP.
Consolidated Balance Sheets

December 31, 2023 and 2022

(in thousands, except share and per share data)

	2023	2022
Current Assets
Cash and cash equivalents	$12,713	$17,781
Accounts receivable, net of allowance for credit losses	1,639	1,444
Inventory	38,778	50,189
Prepaid expenses	772	1,624
Prepaid inventory	1,381	2,002
Prepaid income tax	519	525
Other current assets	118	267
Total Current Assets	55,920	73,832
Property and Equipment
Machinery and equipment	16,714	10,214
Office furniture and equipment	319	275
Leasehold improvements	1,727	1,709
Vehicle	33	195
Total	18,793	12,393
Less accumulated depreciation	(2,824)	(1,633)
Property and Equipment	15,969	10,760
Operating lease right of use asset, net	3,315	4,513
Total Assets	$75,204	$89,105
Current Liabilities
Accounts payable	10,258	13,475
Accrued payroll and other liabilities	7,107	6,250
Accrued tariffs	1,713	932
Customer deposits	201	238
Uncertain tax position liability	91	128
Notes payable, current portion, net of debt issuance costs	19,683	19,242
Operating lease liability, current portion	1,288	1,188
Financing lease liability, current portion	36	10
Total Current Liabilities	40,377	41,463
Long-Term Liabilities
Warrant liabilities	4,463	32,831
Accrued expenses-long term	152	492
Operating lease liability, net of current portion	2,234	3,541
Financing lease liability, net of current portion	66	35
Total Long-Term Liabilities	6,915	36,899
Total Liabilities	47,292	78,362
Commitments and Contingencies (See Note 6)
Stockholders’ Equity
Preferred stock, 5,000,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	-
Common stock, 250,000,000 shares at $0.0001 par value, authorized, 60,260,282 and 43,272,728 shares issued and outstanding as of December 31, 2023 and 2022, respectively	6	4
Additional paid in capital	69,445	38,461
Accumulated deficit	(41,539)	(27,722)
Total Stockholders’ Equity	27,912	10,743
Total Liabilities and Stockholders’ Equity	$75,204	$89,105

Dragonfly Energy Holdings Corp.
Consolidated Statements of Operations

Years Ended December 31, 2023 and 2022

(in thousands, except share and per share data)

	2023	2022

Net Sales	$64,392	$86,251

Cost of Goods Sold	48,946	62,633

Gross Profit	15,446	23,618

Operating Expenses
Research and development	3,863	2,764
General and administrative	26,389	41,566
Selling and marketing	12,623	13,671

Total Operating Expenses	42,875	58,001

Loss From Operations	(27,429)	(34,383)

Other Income (Expense)
Other income (expense)	19	40
Interest expense, net	(16,015)	(6,979)
Change in fair market value of warrant liability	29,582	5,446
Debt extinguishment	-	(4,824)
Total Other Income (Expense)	13,586	(6,317)

Loss Before Taxes	(13,843)	(40,700)

Income Tax Benefit	(26)	(709)

Net Loss	$(13,817)	$(39,991)

Loss Per Share- Basic and Diluted	$(0.26)	$(1.04)

Weighted Average Number of Shares – Basic and Diluted	52,786,481	38,565,307

Dragonfly Energy Holdings Corp.
Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2023 and 2022

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – January 1, 2022	36,496,998	4	3,619	12,269	15,892
Net loss	-	-	-	(39,991)	(39,991)
Stock purchase agreement	1,498,301	-	15,000	-	15,000
Exercise of stock options	581,351	-	706	-	706
Reverse capitalization, net of transaction costs (See note 3)	4,238,936	-	-	-	-
Cashless exercise of liability classified warrants	457,142	-	16,669	-	16,669
Stock compensation expense	-	-	2,467	-	2,467

Balance – December 31, 2022	43,272,728	4	38,461	(27,722)	10,743

Net loss	-	-	-	(13,817)	(13,817)
Common stock issued in public offering (ATM), net of costs	588,500	-	1,273	-	1,273
Common stock issued in public offering, net of costs	11,405,000	1	7,877	-	7,878
Exercise of stock options	917,662	-	586	-	586
Exercise of public warrants	64,971	-	747	-	747
Exercise of investor warrants	273,100	-	546	-	546
Cashless exercise of liability classified warrants	3,069,323	1	13,245	-	13,245
Shares issued for vested restricted stock units	641,998	-	-	-	-
Stock compensation expense	-	-	6,710	-	6,710

Balance – December 31, 2023	60,260,282	$6	$69,445	$(41,539)	$27,912

Dragonfly Energy Holdings Corp.
Consolidated Statements of Cash Flows

Years Ended December 31, 2023 and 2022

(in thousands)

	2023	2022
Cash flows from Operating Activities
Net Loss	$(13,817)	$(39,991)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Stock based compensation	6,710	2,467
Debt extinguishment	-	4,824
Assumption of warrant liability	-	1,990
Amortization of debt discount	1,470	1,822
Change in fair market value of warrant liability	(29,582)	(5,446)
Deferred tax liability	-	(453)
Non-cash interest expense (paid-in kind)	4,938	1,192
Provision for credit losses	114	108
Depreciation	1,237	891
Loss on disposal of property and equipment	116	56
Write-off of prepaid inventory	596	-
Changes in Assets and Liabilities
Accounts receivable	(309)	(769)
Inventories	11,411	(22,732)
Prepaid expenses	852	(1,467)
Prepaid inventory	25	5,459
Other current assets	149	1,520
Other assets	1,198	1,196
Income taxes payable	6	(1,156)
Accounts payable and accrued expenses	(3,527)	4,428
Accrued tariffs	781	433
Uncertain tax position liability	(37)	128
Customer deposits	(37)	(196)
Total Adjustments	(3,889)	(5,705)
Net Cash Used in Operating Activities	(17,706)	(45,696)

Cash Flows From Investing Activities
Proceeds from disposal of property and equipment	-	35
Purchase of property and equipment	(6,885)	(6,862)
Net Cash Used in Investing Activities	(6,885)	(6,827)

Dragonfly Energy Holdings Corp.

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2023 and 2022

(in thousands)

(continued from previous page)	2023	2022
Cash Flows From Financing Activities
Proceeds from public offering	24,177	-
Payments from public offering costs	(1,258)
Proceeds from note payable, related party	1,000	-
Repayment of note payable, related party	(1,000)	-
Proceeds from term loan	-	75,000
Repayment of note payable	(5,275)	(45,000)
Proceeds from exercise of public warrants	747	-
Payment of debt issuance costs	-	(4,032)
Proceeds from exercise of options	586	706
Proceeds from stock purchase agreement	-	15,000
Proceeds from exercise of investor warrants	546	-
Net Cash Provided by Financing Activities	19,523	41,674

Net Decrease in Cash and cash equivalents	(5,068)	(10,849)
Cash and cash equivalents – beginning of year	17,781	28,630
Cash and cash equivalents – end of year	$12,713	$17,781

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$238	$773
Cash paid for interest	$9,102	$2,252
Supplemental Non-Cash Items
Purchases of property and equipment, not yet paid	$96	$419
Recognition of warrant liability – Investor Warrants	$13,762	$-
Recognition of warrant liability – Penny Warrants	$698	$-
Non-cash impact of cash exercise of liability classified warrants	$617	$-
Cashless exercise of liability classified warrants	$12,629	$16,669

DRAGONFLY ENERGY HOLDINGS CORP.
Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 1 – NATURE OF BUSINESS

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

On November 29, 2023, the Company filed an amendment to the articles of incorporation with the State of Nevada, to increase the number of authorized shares of its common stock to 250,000,000 shares. The par value remained at $0.0001 per share.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

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

Principles of consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP and present the consolidated financial statements of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances are eliminated in consolidation.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

For the year ended December 31, 2023 and 2022, the Company incurred loss from operations and had negative cash flow from operations. As of December 31, 2023, the Company had $12,713 in cash and cash equivalents and working capital of $15,543. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements.

In connection with the Company’s senior secured term loan facility in an aggregate principal amount of $75,000 (the “Term Loan”), the Company is obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures (See Note 7). On March 29, 2023, the Company obtained a waiver from the Term Loan administrative agent and lenders of its failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023. On September 29, 2023 and December 29, 2023, the Company obtained a second and third waiver from the Term Loan administrative agent and lenders of its failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarters ended September 30, 2023 and December 31, 2023. On March 31, 2024, the Company obtained a waiver from the Term Loan administrative agent and lenders of its failures to satisfy the liquidity test during the quarter ended March 31, 2023. If the Company is unable to obtain a waiver or if the Company is unable to comply with such covenants, the lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In addition, the Company may need to raise additional debt and/or equity financings to fund its operations, strategic plans, and meet its financial covenants. The Company has historically been able to raise additional capital through issuance of equity and/or debt financings and the Company intends to use its equity facility and raise additional capital as needed. However, the Company cannot guarantee that it will be able to raise additional equity, contain expenses, or increase revenue, and comply with the financial covenants under the Term Loan.

Recently adopted accounting pronouncements:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards replace the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measure at amortized cost to be presented at the net amount expected to be collected. The Company determined that this change did not have a material impact to the financial statements or financial statement disclosures.

Recently issued accounting pronouncements:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all short-term debt securities when purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, the Company held no Cash Equivalents.

From time to time the Company has amounts on deposit with financial institutions that exceed federally insured limits. The Company has not experienced any significant losses in such accounts.

Accounts Receivable

The Company’s trade receivables are recorded when billed and represent claims against third parties that will be settled in cash. Generally, payment is due from customers within 30- 90 days of the invoice date and the contracts do not have significant financing components. Trade accounts receivables are recorded gross and are net of any applicable allowance. The allowance for credit losses as of December 31, 2023 and 2022 were not material.

Inventory

Inventories (Note 5), which consist of raw materials and finished goods, are stated at the lower of cost (first in, first out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. The Company had a reserve of $67 and $0 as of December 31, 2023 and 2022, respectively.

Property and Equipment

Property and equipment are stated at cost, including the cost of significant improvements and renovations. Costs of routine repairs and maintenance are charged to expense as incurred. Depreciation and amortization are calculated by the straight line method over the estimated useful lives for owned property, or, for leasehold improvements, over the shorter of the asset’s useful life or term of the lease. Depreciation expense for the years ended December 31, 2023 and 2022 was $1,237 and $891, respectively.

The various classes of property and equipment and estimated useful lives are as follows:

Office furniture and equipment	3 to 7 years
Vehicles	5 years
Machinery and equipment	3 to 7 years
Leasehold improvements	Shorter of Useful Life or Remaining Term of Lease

Use of Estimates

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company utilizes the use of estimates in its calculations for the reserve for obsolete or slow moving inventory, warrant liability, equity based compensation, and income taxes.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Warrants

The Company applies relevant accounting guidance for warrants to purchase the Company’s stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, the Company follows guidance issued within ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”), to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require liability classification are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to qualify for equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

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

The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. Payment terms for distributors and OEMs are typically due within 30-90 days after shipment. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of December 31, 2023 and 2022, the contract liability related to the Company’s customer deposits approximated $201 and $238, respectively.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

The Company recognized $230 of the contract liability pertaining to the year ended December 31, 2022 during the year ended December 31, 2023. After the year ended December 31, 2023, the residual balance of $8 was recognized during the quarter ending March 31, 2024. The entire contract liability balance of $434 as of January 1, 2022 was recognized as revenue during the year ended December 31, 2022.

Disaggregation of Revenue

The following table present our disaggregated revenues by distribution channel:

	December 31,
Sales	2023	2022
Direct to Customer	36,875	52,446
Original equipment manufacturer	27,517	33,805
Total	$64,392	$86,251

During the year ended December 31, 2023, the Company deemed it more appropriate to classify Retail and Distributor revenues as a single line item referred to as direct-to-consumer revenue. The Company has combined previously reported retail and distributor amounts to direct-to-consumer revenue to conform with current year presentation. The consolidation into direct-to-consumer revenue is motivated by the Company’s strategic perspective on its operations and better represents how it evaluates their sales channels.

Shipping and Handling

Shipping and handling fees paid by customers are recorded within net sales, with the related expenses recorded in cost of sales. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses. Shipping and handling costs associated with outbound freight totaled $3,466 and $5,440 for the years ended December 31, 2023 and 2022, respectively.

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. The Company estimates, based upon a review of historical warranty claim experience, the costs that may be incurred under our warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation on December 31, 2023 and 2022 to be $307 and $328, respectively.

	December 31,
	2023	2022
Beginning warranty obligation	$328	$-
Provision of warranty expense	397	328
Settlement of warranty claims	(418)	-
Ending warranty obligation	$307	$328

Concentrations

Receivables from two customers comprised approximately 28% and 10%, respectively, of accounts receivable as of December 31, 2023. Receivables from three customers comprised approximately 18%, 10% and 10%, respectively, of accounts receivable as of December 31, 2022. There are no other significant accounts receivable concentration.

Sales from one customer comprised approximately 16% of revenue for the year ended December 31, 2023. Sales from one customer accounted for approximately 22% of revenue for the year ended December 31, 2022.

Payables to one vendor comprised approximately 65% of accounts payables as of December 31, 2023. Payables to one vendor comprised approximately 61% of accounts payables as of December 31, 2022.

For the year ended December 31, 2023, one vendor accounted for approximately 14% of the Company’s total purchases.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Concentrations (continued)

For the year ended December 31, 2022, one vendor accounted for approximately 28% of the Company’s total purchases.

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

Advertising

The Company expenses advertising costs as they are incurred and are included in selling and marketing expenses. Advertising expenses amounted to $2,167 and $2,334 for the years ended December 31, 2023 and 2022, respectively.

Stock-Based Compensation

The Company accounts for stock based compensation arrangements with employees and non employee consultants using a fair value method which requires the recognition of compensation expense for costs related to all stock based payments, including stock options (Note 12). The fair value method requires the Company to estimate the fair value of stock based payment awards to employees and non employees on the date of grant using an option pricing model. Stock based compensation costs are based on the fair value of the underlying option calculated using the Black Scholes option pricing model and recognized as expense on a straight line basis over the requisite service period, which is the vesting period. Restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. The Company measures equity based compensation awards granted to non employees at fair value as the awards vest and recognizes the resulting value as compensation expense at each financial reporting period.

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

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income tax assets and liabilities (Note 15) are determined based on the estimated future tax effects of net operating loss, credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates.

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has a liability of $91 and $128 as of December 31, 2023 and 2022, respectively, of uncertain tax positions.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	December 31, 2023	December 31, 2022
Warrants	24,510,575	16,708,414
Restricted stock units	47,000	180,000
Options	2,364,787	3,642,958
Weighted average number of common shares-basic	26,922,362	20,531,372

As the Merger has been accounted for as a reverse recapitalization, the consolidated financial statements of the merged entity reflect the continuation of the pre-merger Legacy Dragonfly financial statements; Dragonfly equity has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, CNTQ. As a result, net (loss) earnings per share was also retrospectively adjusted for periods ended prior to the Merger. See–Note 3 - Reverse Capitalization for details and discussion of the retrospective adjustment of net loss per share.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company’s control over the use of that identified asset. The Company elected, as allowed under FASBASU 2016-02, Leases (“ASC 842”), to not recognize leases with a lease term of one year or less on its balance sheet. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets and current and non-current lease liabilities, as applicable.

Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s Chief Executive Officer to make decisions with respect to resource allocation and assessment of performance. To date, the Company has viewed its operations and manages its business as one operating segment.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated financial statements and these accompanying notes. The reclassifications did not have a material impact on the Company’s consolidated financial statements and related disclosures. The impact on any prior period disclosures was immaterial.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 3 - REVERSE CAPITALIZATION

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 3 - Reverse Capitalization (Continued)

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

The following table summarizes the elements of the merger allocated to the Consolidated Statements of Operations:

Amounts
Cash: CNTQ trust and PIPE Investors	$10,979
Cash: CNTQ	303
Gross Proceeds	11,282
Net liabilities assumed in merger transaction	(1,017)
Warrant liability assumed in merger	(1,990)
CNTQ note payable settlement at close	(400)
CNTQ transaction cost paid at close	(18,072)
Net deficit assumed in recapitalization	$(10,197)

Number of Shares
Common stock, outstanding prior to merger	3,093,348
Less: Redemption of CNTQ shares	(2,016,912)
CNTQ Public Shares	1,076,436
CNTQ Sponsor Shares	3,162,500
Merger and PIPE financing shares	4,238,936
Legacy Dragonfly shares (1)(2)	38,576,650
Total shares of common stock immediately after merger	42,815,586

1)	- The number of Legacy Dragonfly shares was determined from the shares of Legacy Dragonfly outstanding immediately prior to the closing of the merger converted at the Exchange Ratio. All fractional shares were rounded down.

2)	- The preferred shares of Legacy Dragonfly were exchanged on a 1 to 1 ratio to common stock and the shares were then exchanged for shares of Dragonfly Energy Holdings Corp. at the Exchange Ratio.

Warrants

As part of the reverse capitalization transaction, the Company issued public warrants, private placement warrants and Term Loan warrants. Refer to Note 10 for a further description of the warrants.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 3 - Reverse Capitalization (Continued)

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 4 - Fair Value Measurements (continued)

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

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2023 and 2022:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of December 31, 2023
Liabilities
Warrant liability- Term Loan	$1,014	$1,014	$-	$-	$1,014
Warrant liability- June Public Offering	3,434	3,434	-	-	3,434
Warrant liability- Private Placement Warrants	15	15	-	15	-
Total liabilities	$4,463	$4,463	$-	$15	$4,448

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

The carrying amounts of accounts receivable and accounts payable are considered level 1 and approximate fair value as of December 31, 2023 and 2022 because of the relatively short maturity of these instruments.

The carrying value of the term loan as of December 31, 2023 and, 2022 approximates fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt and is considered level 2.

Level 3 Rollforward

Fair value measurements categorized within Level 3 are sensitive to changes in assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 4 - Fair Value Measurements (continued)

Level 3 Rollforward (continued)

The changes for Level 3 items measured at fair value on recurring basis using significant unobservable inputs are as follows:

	Warrant Liability - Term Loan	Warrant Liability- June Public Offering
Fair value as of December 31, 2022	$30,841	$-
Additions	698	13,762
Warrant exercises	(11,284)	(617)
Change in fair value, loss (gain) included in net loss(1)	(19,241)	(9,711)
Fair value as of December 31, 2023	$1,014	$3,434

Warrant Liability - Term Loan
Fair value as of December 31, 2021	$-
Additions	52,956
Warrant exercises	(16,669)
Change in fair value, loss (gain) included in net loss(1)	(5,446)
Fair value as of December 31, 2022	$30,841

(1)	Changes in fair value of warrant liabilities are disclosed separately in the Consolidated Statements of Operations

Note 5 - Inventory

Inventory consists of the following:

	December 31, 2023	December 31, 2022
Raw material	$31,604	$42,929
Finished goods	7,174	7,260
Total inventory	$38,778	$50,189

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 6 - COMMITMENTS AND CONTINGENCIES

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

Operating Leases

The Company has leases related to the main office, warehouse space, research and development lab, engineering office, and sales office, all located in Reno, Nevada. The leases require annual escalating monthly payments ranging from $111 to $128. On February 2, 2022, the Company entered into a 124-month lease agreement in Reno, Nevada. The lease calls for monthly base rent of $230, $23 of fixed operating expense costs, and estimated monthly property taxes of $21. The monthly base rent and fixed operating expense costs are subject to escalation of 3% and 2.4%, respectively, on an annual basis. As of December 31, 2023, the lease has not commenced as the Company does not have control over the asset. Subsequent to year end the building has passed inspections and a certificate of substantial completion has been issued. The monthly rent under the lease will begin July 24, 2024.

The following table presents the breakout of the operating leases as of:

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$3,315	$4,513
Short-term operating lease liabilities	1,288	1,188
Long-term operating lease liabilities	2,234	3,541
Total operating lease liabilities	$3,522	$4,729
Weighted average remaining lease term	2.6 years	3.6 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At December 31, 2023, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2024	$1,435
December 31, 2025	1,435
December 31, 2026	893
Total lease payments	3,763
Less imputed interest	241
Total operating lease liabilities	$3,522

		For The Years Ended December 31,
Lease cost	Classification	2023	2022
Operating lease cost	Cost of goods sold	$1,393	$1,476
Operating lease cost	Research and development	90	95
Operating lease cost	General and administration	47	50
Operating lease cost	Selling and marketing	47	49
Total lease cost		$1,577	$1,670

All lease costs included in the schedule above are fixed.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 6 - Commitments and Contingencies (continued)

Financing Leases

During the years ended December 31, 2023 and 2022, the Company entered into a finance lease agreement for equipment to support the Company’s operations. Payments under the finance lease agreement are fixed for a term of 3-5 years. The leased assets are recognized in property plant & equipment.

The following table presents the breakout of the financing leases as of:

	December 31, 2023	December 31, 2022
Finance lease right-of-use assets	$106	$45
Short-term finance lease liabilities	36	10
Long-term finance lease liabilities	66	35
Total finance lease liabilities	$102	$45
Weighted average remaining lease term	2.7 years	4.2 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At December 31, 2023, the future minimum lease payments under these financing leases are as follows:

Fiscal Years Ending
December 31, 2024	$41
December 31, 2025	41
December 31, 2026	24
December 31, 2027	4
Total lease payments	110
Less imputed interest	8
Total financing lease liabilities	$102

Other Contingencies

See Note 8 for further discussion regarding contingent consideration arising from the April 2022 Asset Purchase agreement with Thomason Jones Company, LLC.

See Note 3 for further discussion regarding the earnout related to the reverse capitalization transaction.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 7 - LONG TERM DEBT

Financing—Trust Indenture

On November 24, 2021, the Company entered into agreements to issue $45,000 in fixed rate senior notes (“Series 2021 6 Notes”) pursuant to a Trust Indenture held by UMB Bank, as trustee and disbursing agent, and Newlight Capital, LLC as servicer. The trust and debt documents also required the entry into a Lender Collateral Residual Value Insurance Policy (the “Insurance Policy”, with UMB Bank as named insured for $45,000), and the engagement of a placement agent, which is Tribe Capital Markets, LLC.

Upon closing date of the financing the Company received a wire for $35,474, which is comprised of the gross proceeds of $45,000 less $3,188 in deposits to certain reserve accounts (see subsection labeled Reserve Accounts below), and $6,338 in expenses withdrawn from the gross proceeds, which included $4,725 in prepaid policy premiums and related costs underlying the Insurance Policy (see subsection labeled Collateral below), a prepaid loan monitoring fee of $60 and $1,553 in debt issuance costs.

The obligation for the Series 2021-6 Notes underlying the Trust Indenture is $45,000 in principal on the date of the closing of the financing. The debt bears interest at 5.50% per annum accruing monthly on a 360 day basis. Late payments will be subject to a $50 late fee and default interest based on a rate 5 percentage points above the applicable interest immediately prior to such default. The Company was making interest only payments on the unpaid principal amount in arrears, commencing December 1, 2021 and ending on November 1, 2022 (for interest accruing from the Financing Closing Date through October 31, 2022). Beginning on December 1, 2022, the Company was obligated to repay the debt in twenty four equal installments of principal in the amount of $1,875, plus accrued interest on the unpaid principal amount. Any remaining obligations were due and payable on November 1, 2024 (the “Maturity Date”). The obligations under the Trust Indenture will be deemed to be repaid or prepaid to the same extent, in the same amounts and at the same times as the Series 2021-6 Notes are redeemed with funds provided except for payments made from the proceeds of the Insurance Policy (see subsection labelled Collateral below) as such funds must be reimbursed by the Company to the insurer. During the year ended December 31, 2022, a total of $1,873 of interest expense was incurred under the debt. Amortization of the debt issuance costs amounted to $1,783 during the year ended December 31, 2022. In connection with the merger on October 7, 2022, the Company entered into a Term Loan, Guarantee and Security Agreement (see subsection labeled Term Loan Agreement below) and the outstanding principal balance for the Series 2021-6 Notes underlying the Trust Indenture was paid in full.

Term Loan Agreement

On October 7, 2022, in connection with the merger, CNTQ, Legacy Dragonfly and CCM Investments 5 LLC, an affiliate of CCM LLC (“CCM 5”, and in connection with the Term Loan, the “Chardan Lender”), and EICF Agent LLC (“EIP” and, collectively with the Chardan Lender, the “Initial Term Loan Lenders”) entered into the Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”) setting forth the terms of a senior secured term loan facility in an aggregate principal amount of $75,000 (the “Term Loan”). The Chardan Lender backstopped its commitment under the Debt Commitment Letter by entering into a backstop commitment letter, dated as of May 20, 2022 (the “Backstop Commitment Letter”), with a certain third party financing source (the “Backstop Lender” and collectively with EIP, the “Term Loan Lenders”), pursuant to which the Backstop Lender committed to purchase from the Chardan Lender the aggregate amount of the Term Loan held by the Chardan Lender (the “Backstopped Loans”) immediately following the issuance of the Term Loan on the Closing Date. Pursuant to an assignment agreement, the Backstopped Loans were assigned by CCM 5 to the Backstop Lender on the Closing Date.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 7 - Long Term Debt (continued)

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

During the year ended December 31, 2023, the Company prepaid the first four installments of the Term Loan which amounted to $5,275 and delayed the first principal payment to October 2025.

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

During the years ended December 31, 2023 and 2022, a total of $14,272 and $3,195, respectively, of interest expense was incurred under the debt. Amortization of the debt issuance costs amounted to $1,471 and $38, respectively, during the years ended December 31, 2023 and 2022.

The carrying balance of $19,683 on December 31, 2023 consisted of $69,725 in principal, plus $6,130 PIK interest, less $56,172 in unamortized debt discount related to the debt issuance costs. The carrying balance of $19,242 on December 31, 2022 consisted of $75,000 in principal, plus $1,192 payment in kind interest, less $56,950 in unamortized debt discount related to the debt issuance costs.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 7 - Long Term Debt (continued)

Term Loan Agreement (continued)

Financial Covenants

The Company is subject to restrictive financial covenants pertaining to Maximum Senior Leverage Ratio, Liquidity, Fixed Charge Coverage Ratio, and Capital Expenditures as defined in the Term Loan Agreement. As of December 31, 2023, the Company was not in compliance with our financial covenants pertaining to the fixed charge coverage ratio, liquidity, and the maximum senior leverage ratio. On December 29, 2023, the Company received a waiver from its Administrative Agent and Term Loan Lenders in regards to its compliance with the Tests as of the last day of the quarter ended December 31, 2023. If the Company is unable to obtain a waiver or if the Company is unable to comply with such covenants, the lenders have the right to accelerate the maturity of the Term Loan. Because of this, the entire debt is classified as current instead of long-term debt.

At December 31, 2023, the future debt maturities are as follows:

For Year Ended December 31,
2024	-
2025	938
2026	78,731
Total	79,669
Less: Estimated interest paid-in-kind	(3,814)
Total debt	75,855
Less: Unamortized debt issuance costs	(56,172)
Total carrying amount	19,683
Less: Current portion of debt	(19,683)
Total long-term debt	$-

Note 8 - ASSET PURCHASE AGREEMENT

Thomason Jones Company, LLC

In April 2022, the Company entered into an Asset Purchase Agreement with William Thomason, Richard Jones, and Thomason Jones Company, LLC whereby the Company acquired inventory and intellectual property assets for a price not to exceed $700 cash plus contingent payments of $1,000 each to William Thomason and Richard Jones (the “Earn Out”). The transaction was determined to be a business combination under the guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805: Business Combinations. The Company followed the guidance under ASC 805-10-55 and determined the contingent consideration to be separate from the business combination and the earn out to be recognized as contingent compensation to Mr. Thomason and Mr. Jones as the contingency became probable of being met. The Company concluded the purchase price to be $444 and was allocated in its entirety to inventory.

Pursuant to the terms of the agreement dated April 2022, Dragonfly Energy Corp. agreed to a contingent compensation arrangement with Mr. Thomason and Mr. Jones. According to this agreement, if Dragonfly Energy Corp. realizes $3,000 in gross sales from products sold under the Wakespeed brand or which incorporate any portion of the Purchased Intellectual Property (IP) within twenty-four months of the acquisition, the Company is obligated to pay each of Thomason and Jones $1,000. The Company may satisfy this obligation in cash or by issuing common stock at its discretion.

The Company has determined that this arrangement constitutes compensation for post-acquisition services. Consequently, the Company has recognized this contingent consideration as a compensation expense, measured at its fair value at the acquisition date. The fair value was determined using a probability-weighted expected outcome approach, considering the likelihood of reaching the gross sales target.

As of December 31, 2023, the Company has recognized $2,000 of compensation expense in connection with this arrangement. This expense is reflected in the statement of operations under Sales and marketing expense. The total amount has been recognized as compensation expense as of December 31, 2023, since it was deemed earned and no further service performance was required.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 9 - RELATED PARTY

The Company loaned its former Chief Financial Officer $469 to repay amounts owed by him to his former employer and entered into a related Promissory Note with a maturity date of March 1, 2026. The loan was forgiven in full in March of 2022, prior to the merger and was recorded within general and administrative expense.

On October 25, 2022, the Company entered into a separation and release of claims agreement with its former Chief Operating Officer (“COO”). As consideration for the COO’s execution of the agreement, the Company agreed to pay the employee a lump sum payment of $100 which is included in general and administrative expenses in the statements of operations, payments equivalent to $1,000 divided into 24 monthly payments commencing on December 1, 2022, and all outstanding equity-based compensation awards to become fully vested and exercisable. The COO shall have 12 months from the termination date to exercise outstanding options. The twelve (12) month period ended on November 7, 2023 in which the COO exercised 100,000 options and 77,316 options expired

In February 2023, the Company entered into an agreement with its former COO in which the COO waived their rights to a transaction bonus resulting from the merger transaction (Note 1) in lieu of a Company van. The Company accounted for the cost of the van as an employee bonus, resulting in $116 of general and administrative expense for the current period.

On March 5, 2023, the Company entered into a convertible promissory note (the “March Note”) with a board member in the amount of $1,000, or the March Principal Amount. Upon execution of the Note and funding of the original principal sum, a payment of $100 (the “March Loan Fee”) was fully earned as of the date of the March Note and was due and payable in full in cash on April 4, 2023. The Company paid the March Principal Amount and the March Loan Fee on April 1, 2023 and April 4, 2023, respectively.

On April 26, 2023, the Company entered into a separation and release of claims agreement with its former Chief Legal Officer (“CLO”). As consideration for the CLO’s execution of the agreement, the Company agreed to pay the employee payments equivalent to $720 divided into 24 monthly payments commencing on June 1, 2023, and all outstanding equity based compensation awards to become fully vested and exercisable at an expense of $76. The CLO shall have 3 months from the termination date to exercise outstanding options. The three (3) month period ended on July 26, 2023 in which the options were not exercised and the options were forfeited as a result.

Note 10 - WARRANTS

Common Stock Warrants classified as Equity

Public Warrants

Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. The Company may elect to redeem the Public Warrants subject to certain conditions, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $16.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. On the Closing Date, there were 9,487,500 Public Warrants issued and outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 10 - Warrants (Continued)

Common Stock Warrants classified as Equity (Continued)

Public Warrants (Continued)

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

During the year ended December 31, 2023, the Company received proceeds from public warrant exercises of $747 in exchange for 64,971 common shares. The Company did not receive any proceeds from public warrants during the year ended December 31, 2022.

June 2023 Offering (Underwriter and Investor Warrants)

In connection with the entry into the underwriting agreement as further described in Note 11 of the financial statements, (the “June 2023 Offering”) the Company issued (i) underwriters warrants to purchase up to an aggregate of 570,250 shares of Common Stock (the “Underwriters’ Warrants”) which are exercisable upon issuance and will expire on June 20, 2028. The initial exercise price of the Underwriters’ Warrants is $2.50 per share, which equals 125% of the per share public offering price in the June 2023 Offering and (ii) warrants to purchase up to 10,000,000 shares of Common Stock to the investors in the offering together with shares of Common Stock (the “Investor Warrants”), at the combined public offering price of $2.00 per share of Common Stock and accompanying Investor Warrant, less underwriting discounts and commissions. The Company also granted the underwriters a 45-day over-allotment option to purchase up to an additional 1,500,000 shares of Common Stock and/or Investor Warrants to purchase up to 1,500,000 shares of Common Stock at the public offering price per security, less underwriting discounts and commissions. The underwriters exercised their over-allotment option to purchase an additional 1,405,000 shares of Common Stock and Investor Warrants to purchase up to 1,405,000 shares of Common Stock. The Company accounts for the Investor Warrants issued in connection with the Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Investor Warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. It was determined that the Underwriters’ Warrants were not precluded from equity treatment and have been accounted for as such.

Underwriters’ Warrants:

Common Stock Warrants
Underwriters’ Warrants Outstanding, January 1, 2023	-
Underwriters’ Warrants issued	570,250
Underwriters’ Warrants Outstanding, December 31, 2023	570,250

DRAGONFLY ENERGY HOLDINGS CORP

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 10 - Warrants (Continued)

Common Stock Warrants classified as Liability

Private Placement Warrants

On October 7, 2022, in connection with the merger, the Company assumed the outstanding private placement warrants of CNTQ. There were no Private Placement Warrants outstanding prior to the merger. The Private Placement Warrants (the “Private Warrants”) may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holders’ option and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement). During the year ended December 31, 2023, private placement warrant holders exercised 3,126,472 warrants on a cashless basis, with the Company agreeing to issue 1,100,000 shares of Common Stock in connection with such exercise. There were 1,501,386 and 4,627,858 private warrants outstanding as of December 31, 2023 and 2022, respectively. The Company accounts for the Private Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private warrants do not meet the criteria for equity treatment thereunder, each private warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date.

Warrant Class	Shares	Inception Date Fair Value	Initial Recognition Date	Exercise Price	Expiration Date
Private Placement Warrants	4,627,858	1,990	10/7/2022	11.5	8/11/2026

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

Term Loan Warrants

In connection with the entry into the Term Loan Agreement on October 7, 2022, and as a required term and condition thereof, the Company issued (i) the penny warrants to the Term Loan Lenders exercisable to purchase an aggregate of 2,593,056 shares of Common Stock (the “Penny Warrants”) and (ii) the $10 warrants to issue warrants to the Term Loan Lenders exercisable to purchase an aggregate of 1,600,000 shares of Common Stock at $10 per share (the “$10 Warrants” and, together with the Penny Warrants, the “Term Loan Warrants”). The $10 Warrants were exercised on a cashless basis on October 10, 2022, with the Company issuing 457,142 shares of Common Stock in connection with such exercise. During the year ended December 31, 2023, Penny Warrant holders exercised 2,000,000 warrants on a cashless basis, with the Company agreeing to issue 1,996,323 shares of Common Stock in connection with such exercise. During the year ended December 31, 2023 the Company issued additional Penny Warrants to purchase 4,783 shares of Common Stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the penny warrants with respect to certain sales made by the Company under the ChEF Equity Facility. In addition, pursuant to the Company’s limited waiver agreement on December 29, 2023 between the Company and the lenders and lending agent, the Company agreed to issue to the lenders additional penny warrants exercisable to purchase an aggregate 1,286,671 shares of its Common Stock. The Company concluded the Penny Warrants are not considered indexed to the Company’s Common Stock and to be accounted for as liabilities under ASC 815. As such, the estimated fair value is recognized as a liability each reporting period, with changes in the fair value recognized within income each period. There were no Term Loan Warrants outstanding prior to the merger.

DRAGONFLY ENERGY HOLDINGS CORP

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 10 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Penny Warrants:

	As of December 31, 2023	As of December 31, 2022
Common stock price	$0.54	$11.09
Exercise price	0.01	0.01
Dividend yield	0%	0%
Term	10	9.77
Volatility	96.00%	90.00%
Risk-free rate	3.90%	3.90%
Fair value	$0.54	$11.89

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Investor Warrants issued in the June 2023 Offering:

As of December 31, 2023
Common stock price	$0.54
Exercise price	$2.00
Dividend yield	0%
Term	4.48
Volatility	106.00%
Risk-free rate	3.90%
Fair value	$0.31

The following table presents a roll-forward of the Company’s warrants from January 1, 2023 to December 31, 2023:

Private Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2022	-
Assumed in the merger	4,627,858
Warrants Outstanding, December 31, 2022	4,627,858

Warrants Outstanding, January 1, 2023	4,627,858
Exercise of warrants	(3,126,472)
Balances, December 31, 2023	1,501,386

Public Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2022	-
Assumed in the merger	9,487,500
Warrants Outstanding, December 31, 2022	9,487,500

Warrants Outstanding, January 1, 2023	9,487,500
Exercise of warrants	(64,971)
Balances, December 31, 2023	9,422,529

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 10 - Warrants (continued)

Term Loan Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2022	-
Issued in conjunction with merger	4,193,056
Exercised subsequent to the merger	(1,600,000)
Warrants Outstanding, December 31, 2022	2,593,056

Warrants Outstanding, January 1, 2023	2,593,056
Exercise of warrants	(2,000,000)
Warrants issued	1,291,454
Warrants Outstanding, December 31, 2023	1,884,510

Investor Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2023	-
Issuance of warrants	11,405,000
Exercise of warrants	(273,100)
Warrants outstanding, December 31, 2023	11,131,900

The following table presents a roll forward of the aggregate fair values of the Company’s warrant liabilities for which fair value is determined by Level 3 Inputs. The only class of warrants that were determined to be Level 3 were the term loan and June Offering Investor Warrants.

Warrant Liability
Balances, January 1, 2022	$-
Issuance of warrants	52,956
Exercise of warrants	(16,669)
Change in fair value of warrants	(5,446)
Balances, December 31, 2022	$30,841

Balances, January 1, 2023	$30,841
Issuance of warrants	14,460
Exercise of warrants	(11,901)
Change in fair value of warrants	(28,952)
Balances, December 31, 2023	$4,448

Note 11 - COMMON STOCK

The Company is authorized to issue up to 250,000,000 shares of common stock with $0.0001 par value. Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the rights of the preferred stockholders. As of December 31, 2023 and 2022, there were 60,260,282 and 43,272,728 shares issued and outstanding. No dividends on common stock had been declared by the Company.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 11 - Common Stock (continued)

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

For the year ended December 31, 2023 and 2022, the Company had reserved shares of common stock for issuance as follows:

	December 31, 2023	December 31, 2022
Options issued and outstanding	2,364,787	3,642,958
Common stock outstanding	60,260,282	43,272,728
Warrants outstanding	24,510,575	16,708,414
Earnout shares	40,000,000	40,000,000
Shares available for future issuance	4,469,280	4,924,914
Total	131,604,924	108,549,014

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 11 - Common Stock (continued)

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

Under the terms of the Purchase Agreement, the Company issued 588,500 shares pursuant to the Purchase Agreement with CCM LLC for aggregate net proceeds to the Company of $1,273 from the period January 1, 2023 through December 31, 2023.

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 12 - STOCK-BASED COMPENSATION

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

In connection with the merger, shareholders and board members approved the Dragonfly Energy Holdings 2022 Equity Incentive Plan (the “2022 Plan”). A total of 2,785,950 shares of common stock was initially reserved for issuance under the 2022 Plan, with the potential for additional shares to be issued under the plan. The 2022 Plan replaced the Prior Plans, which the Company assumed in the merger. Following the Closing, no additional awards will be granted under the Prior Plans, although all stock awards granted under the Prior Plans that are outstanding immediately prior to the Closing will be assumed by the Company and continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the applicable Prior Plan.

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

A summary of the Company’s option activity and related information follows:

	Number of Options (1)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2022	3,690,955	$1.98	$1.38	8.52	$6,550
Options granted	572,428	3.46	1.57		-
Options forfeited	(39,074)	3.13	1.73		-
Options exercised	(581,351)	1.16	0.89		-
Balances, December 31, 2022	3,642,958	$2.02	$1.21	7.90	$35,898

Balances, January 1, 2023	3,642,958	$2.02	$1.21	7.90	$35,898
Options granted	143,607	7.50	3.82		632
Options forfeited	(504,116)	2.95	1.63		439
Options exercised	(917,662)	0.64	1.28		585
Balances, December 31, 2023	2,364,787	$2.69	$1.57	7.60	$60

At December 31, 2023
Vested and Exercisable	1,530,078	$2.43		7.44	$60
Vested and expected to vest	2,364,787	$2.69		7.60	$60

(1)	Number of options and weighted average exercise price prior to the merger has been adjusted to reflect the exchange of Legacy Dragonfly’s stock options for New Dragonfly stock options at an exchange ratio of approximately 1.182 as a result of the merger. See Note 3 for further information.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 12 - Stock-Based Compensation (continued)

Share-based compensation expense for options and RSUs totaling $6,710 and $2,467 was recognized in the Company’s consolidated statements of operations for the year ended December 31, 2023 and 2022, respectively. Of the $6,710 of share-based compensation incurred during the year ended December 31, 2023, $133 is allocated to cost of goods sold, $116 to research and development, $1,097 to selling and marketing, and $5,364 to general and administrative expenses. Of the $2,467 of share-based compensation incurred during the year ended December 31, 2022, $155 is allocated to cost of goods sold, $149 to research and development, $654 to selling and marketing, and $1,509 to general and administrative expenses.

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

	2023	2022
Weighted average fair value of options granted	$3.82	$1.57
Risk-free interest rate	4.20%	2.71%
Volatility	45.0%	45.0%
Expected life (years)	6.45	5.68
Dividend yield	0.00%	0.00%

Restricted Stock Units

On October 7, 2022, the Company granted 180,000 restricted stock units under the 2022 Plan which vested in full one year from the grant date. The fair value of the restricted stock units on the date of grant was $2,520, which is recognized as compensation expense over the requisite service period based on the value of the underlying shares on the date of grant. On February 10, 2023, the Company granted 461,998 restricted stock units under the 2022 Plan which vested in full immediately upon grant. The fair value of the restricted stock units on the date of grant was $3,464 and was recorded as compensation expense during the year ended December 31, 2023. The Company granted an additional 47,000 restricted stock units which have not vested. The fair value of the 47,000 unvested restricted stock units was $126 and an expense of $22 was recorded during the year ended December 31, 2023.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 12 - Stock-Based Compensation (continued)

Restricted Stock Units (Continued)

There were no grants of restricted stock units prior to October 7, 2022. The following table presents the restricted stock units activity for the year ended December 31, 2023:

	Number of Shares	Weighted- Average Fair Market Value
Unvested shares at January 1, 2022	-	$-
Granted and unvested	180,000	14.00
Unvested shares, December 31, 2022	180,000	$14.00

Unvested shares, January 1, 2023	180,000	$14.00
Granted and unvested	508,998	7.06
Vested	(641,998)	9.32
Unvested shares, December 31, 2023	47,000	$2.69

As of December 31, 2023, there were 4,469,280 shares of unissued authorized and available for future awards under the 2022 Equity Incentive Plan and Employee Stock Purchase Plan.

Note 13 - SUPPLIER AGREEMENT

On May 9, 2023, Ioneer Rhyolite Ridge LLC (“seller”), an emerging lithium-boron producer, and the Company announced a commercial offtake agreement partnership whereby the seller is developing the Rhyolite Ridge Project which, once completed, is expected to produce 20 ktpa of lithium carbonate, and 174 ktpa of boic acid (the “project”). Beginning on the Supply Start Date which is the date the seller notifies the Company that the project is fully completed and commissioned in accordance with the engineering, procurement and construction contract, and for the duration of the supply period, the Company shall purchase and receive product from seller, on the terms and conditions of the agreement. The agreement calls for a minimum annual purchase requirement. The agreement becomes effective when the seller has informed the Company that the seller has made a positive financial investment decision in respect of the project.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 14 - Income Taxes

The income tax expense consists of the following items:

	2023	2022
Current - Federal	$(36)	$(317)
Current – State	10	60
Deferred – Federal	-	(448)
Deferred – State	-	(4)
Total tax expense	$(26)	$(709)

Components of deferred tax assets (liabilities) are as follows:

	2023	2022
Deferred tax assets:
Start up costs	$850	$-
Lease liability	804	1,071
Stock based compensation	1,305	139
Accrued expenses	1,179	506
Allowance for bad debt	62	75
Research and development credit	847	200
Fixed assets and intangibles	1,657	25
Interest expense	4,907	1,595
Prepaid expenses	512	960
Net Operating Loss	7,891	3,727
Inventory (Sec. 263A)	360	62
Deferred tax asset	$20,374	$8,360

Deferred tax liabilities:
Right of Use Asset	757	1,036

Deferred tax liability	757	1,036
Net deferred tax asset (liability)	19,617	7,324
Valuation Allowance	(19,617)	(7,324)
Net deferred tax asset	$-	$-

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 14 - Income Taxes (Continued)

Reconciliation between the effective tax rate on income from continuing operations and the statutory rate for the year ending December 31, 2023 and 2022, is as follows:

	2023		2022
	Tax	Percentage	Tax	Percentage
Book income (loss) before taxes	$(2,902)	21.00%	(8,547)	21.00%
Permanent differences (transaction costs)	-	-%	2,185	(5.37)%
Permanent differences (warrants)	-	-%	(1,144)	2.81%
Permanent differences (other than tax))	(6,089)	44.07%	458	(1.13)%
State taxes, net	(1,233)	8.92%	(722)	1.77%
Deferred true-up	(1,617)	11.71%	(288)	0.71%
Research and development credits	(647)	4.68%	(200)	0.49%
Research and development capitalization	(300)	2.17%	-	-%
Uncertain tax positions	132	(0.96)%	128	(0.31)%
Other	68	(0.49)%	97	(0.24)%
Rate Change	268	(1.94)%
Change in valuation allowance	12,294	(88.96)%	7,324	(18.00)%
Total	$(26)		(709)
Effective tax rate		0.20%		1.74%

The tax returns of the Company are open for three years form the date of filing. At the report date, federal tax returns are open for the Company for 2020, 2021 and 2022.

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

Subject to the limitations described below, as of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $34,941 available to reduce future taxable income which do not expire, but are limited to 80% utilization against taxable income. As of December 31, 2023, the Company had state net operating loss carryforwards of approximately $14,969 available to reduce future taxable income, which start to expire in 2037. The Company also had research and development credits of $847 as of December 31, 2023 to offset future federal income taxes, which are set to expire in 2042.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of December 31, 2023. The valuation allowance as of December 31, 2023 was $19,617, primarily due to the company entering into a 3 year cumulative loss position and no expectation of income for the year ended December 31, 2023.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 14 - Income Taxes (Continued)

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

The roll-forward of the Company’s gross uncertain tax positions is as follows:

Gross Uncertain Tax Position
Balance at January 1, 2022	$-
Additions for current year tax positions	128
Balance at December 31, 2022	128
Additions for current year tax positions	(37)
Balance at December 31, 2023	$91

The Company’s total uncertain tax positions decreased during the year ended December 31, 2023 because of a reserve established on federal research and development credits generated in the current year. None of the uncertain tax positions that, if realized, would affect the Company’s effective tax rate in future periods due to a valuation allowance provided against the Company’s net deferred tax assets.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given the authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. During the year ended December 31, 2023, the Company did not undergo any repurchases of its stock that were subject to the IR Act.

Note 15 - Revisions of Previously Issued Financial Statements

The Company has revised the previously issued 2022 financial statements for the underpayment of tariffs to U.S. Customs and Border Protection (“CBP”) in the amount of $1.58 million in the aggregate, related to the improper classification and valuation of certain of the products used in its batteries. The Company has reported the underpayment to CBP. The underpayment of tariffs was primarily the result of utilizing an improper tariff rate. The additional amount of the tariffs was allocated between inventory and cost of goods sold based on the status of imported items (i.e. included in the inventories held vs included in the inventories already sold to customers).

In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to any prior annual or interim financial statements. Notwithstanding this conclusion, management has revised the accompanying consolidated financial statements for 2022 and related notes included herein to correct this error for the 2022 financial statements presented.

The following tables present the effect of correcting this error on the Company’s previously issued financial statements.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 15 - Revisions of Previously Issued Financial Statements (Continued)

	As of December 31, 2022
Consolidated Balance Sheet	As previously reported	Adjustment	As revised
Inventory	$49,846	$343	$50,189
Total Current Assets	73,489	343	73,832
Total Assets	88,761	343	89,105
Accrued tariffs	-	$932	$932
Total Current Liabilities	40,531	932	41,463
Total Liabilities	77,430	932	78,362
Total Equity	11,332	(589)	10,743

	For the Year ended December 31, 2022
Consolidated Statement of Operations	As previously reported	Adjustment	As revised
Cost of Goods Sold	$62,247	$386	$62,633
Gross Profit	24,004	(386)	23,618
Loss From Operations	(33,997)	(386)	(34,383)
Interest expense	(6,945)	(34)	(6,979)
Total Other Expense	(6,283)	(34)	(6,317)
Loss before taxes	(40,280)	(420)	(40,700)
Net Loss	(39,571)	(420)	(39,991)
Loss Per Share	(1.03)	(0.01)	(1.04)

	For the Year ended December 31, 2022
Consolidated Statement of Cash Flows	As previously reported	Adjustment	As revised
Net Loss	$(39,571)	$(420)	$(39,991)
Change in Inventory	(22,719)	(13)	(22,732)
Change in Accrued tariffs	-	433	433
Change in Cash Used in Operating Activities	(45,696)	-	(45,696)

	For the Year ended December 31, 2022
Consolidated Statement of Shareholder’ Equity	As previously reported	Adjustment	As revised
Retained Earnings Balance – January 1, 2022	$12,438	$(169)	$12,269
Net Loss	(39,571)	(420)	(39,991)
Retained Earnings Deficit – December 31, 2022	(27,133)	(589)	(27,722)

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(in thousands, except share and per share data)

Note 17 - Subsequent Events

On January 26, 2024 the Company entered into a convertible promissory note (the “January Note”) with a board member in the amount of $1,000, or the January Principal Amount. Upon execution of the January Note and funding of the original principal sum, a payment of $50 (the “January Loan Fee”) was fully earned as of the date of the January Note and was due and payable in full in cash on February 2, 2024. The Company paid the January Principal Amount and the January Loan Fee on February 1, 2024.

On February 27, 2024 the Company entered into a convertible promissory note (the “February Note”) with a board member in the amount of $1,700, or the February Principal Amount. Upon execution of the February Note and funding of the original principal sum, a payment of $85 (the “February Loan Fee”) was fully earned as of the date of the February Note and was due and payable in full in cash on March 1, 2024. The Company paid the February Principal Amount and the February Loan Fee on March 1, 2024.

On March 31, 2024, the Company received a waiver from its Administrative Agent and Term Loan Lenders in regard to the Company’s compliance with its liquidity requirement as of the last day of the fiscal quarter ended March 31, 2024.

Effective April 12, 2024, the Company entered into amendments to the employment agreements with its Chief Executive Officer, its Chief Revenue Officer and its Chief Marketing Officer to amend the terms of their annual equity compensation (the “Amended Employee Agreements”). The Amended Employee Agreements allow the Company to issue a combination of cash and equity awards on an annual basis up to a specified amount ($1,532 for the Chief Executive Officer, $490 for the Chief Revenue Officer and $236 for the Chief Marketing Officer), subject to approval and such other terms and conditions imposed by the compensation committee of the board of directors.

On April 12, 2024, the Company issued a total of 836 RSUs to the following employees: (i) 568 RSUs to the Chief Executive Officer; (ii) 181 RSUs to the Chief Revenue Officer; and (iii) 87 RSUs to the Chief Marketing Officer. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. In addition to the RSU awards, the Board also approved the following cash awards to the above referenced employees: (i) $511 to the Chief Executive Officer; (ii) $163 to the Chief Revenue Officer; and (iii) $79 to the Chief Marketing Officer. Each of the approved cash awards will not be paid out to the employees until the Company has achieved a minimum cash balance of $30,000, and are subject to each employee’s continued employment on the date of payment.

On April 12, 2024, the board of directors authorized the issuance of 222 RSUs to each director in connection with their service as directors for the year ended December 31, 2023. The RSUs will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary date of their issuance, subject to the directors continued service on with the Company on each vesting date.

On April 15, 2024, the board of directors approved an amendment to the Company’s Director Compensation Policy offering its directors long-term incentive awards that are issuable subject to the sole discretion of the Company’s compensation committee. Each such long-term incentive award is payable in the form of cash and or equity awards. Each such award shall be determined each fiscal year and are subject to the director’s continued service with the Company and other conditions as the Company’s compensation committee deems appropriate. Where equity awards are issued, such awards are subject to the terms and conditions of the Dragonfly Energy Holdings Corp. 2022 Equity Incentive Plan.

On April 12, 2024 the Company entered into a lease agreement, pursuant to which the Company agreed to lease an approximately 64 square foot facility (the “Premises”) located in Fernley, Nevada, to be used for general, warehousing, assembly/light manufacturing, painting of products, storage fulfillment, distribution of the Company’s products, and other uses as permitted under the Fernley Lease Agreement (the “Fernley Lease Agreement”). The initial term of the Fernley Lease Agreement (the “Term”) is for a period of sixty (60) months, effective April 1, 2024. The base rent for the Premises, payable monthly, is $45 for the first twelve months of the Term and is subject to a three percent (3.0%) increase on the anniversary of each year. The Company also will be responsible for twenty-five percent (25%) of any operating expenses, taxes and insurance expenses incurred by the Landlord in connection with the building in which the Premises are located (the “Expenses”) as well as utility expenses. The Expenses are subject to recalculation and increase upon the completion of the Initial Improvements (as defined in the Fernley Lease Agreement). The Landlord is responsible for completing the Initial Improvements. The Fernley Lease Agreement also contains customary default provisions allowing the Landlord to terminate the Fernley Lease Agreement if the Company fails to cure certain breaches of its obligations under the Fernley Lease Agreement within a specified period of time upon written notice to the Company. Concurrent with the execution of the Fernley Lease Agreement, the Company paid the Landlord a security deposit of $50.

