Form 10-K/A
period 2023-12-31
Dragonfly Energy Holdings Corp.
filed 2024-04-29
CIK 1847986

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

As of April 16, 2024, there were 60,263,710 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference:

None.

Audit Firm Id	Auditor Name:	Auditor Location:
688	Marcum LLP	New York, NY

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”) of Dragonfly Energy Holdings Corp. filed with the Securities and Exchange Commission (“SEC”) on April 16, 2024. In this Amendment No. 1, unless the context indicates otherwise, the designations “Dragonfly,” the “Company,” “we,” “us” or “our” refer to Dragonfly Energy Holdings, Corp.

This Amendment No. 1 is being filed solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accounting Fees and Services” of Part III of Form 10-K. The reference on the cover page of the 2023 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2023 Annual Report is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the 2023 Annual Report are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) as no financial statements are being filed with this Amendment No. 1 and such certifications are not required to be filed.

Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 1 does not reflect events occurring after the April 16, 2024 filing of the 2023 Annual Report or modify or update the disclosure contained in the 2023 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2023 Annual Report and our other filings with the SEC.

i

ii

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and members of our Board of Directors (the “Board”) with their respective ages as of April 16, 2024:

Name	Age	Position(s) Held With Dragonfly
Denis Phares	51	President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
Wade Seaburg	44	Chief Revenue Officer
Tyler Bourns	35	Chief Marketing Officer
Luisa Ingargiola	56	Lead Independent Director
Rick Parod	70	Director
Karina Montilla Edmonds	53	Director
Brian Nelson	53	Director
Jonathan Bellows	48	Director
Perry Boyle	60	Director

Executive Officers

Dr. Denis Phares has served as our Chief Executive Officer and Chairman of our Board since October 2022. Dr. Phares is the co-founder of Dragonfly Energy Corp., a Nevada corporation (“Legacy Dragonfly”) and has served as Legacy Dragonfly’s Chief Executive Officer and Chairman of the board of directors since 2012. From 2005 until 2012, Dr. Phares served as a faculty member of the Aerospace & Mechanical Engineering Department at the University of Southern California, where he worked extensively on renewable energy technologies and received tenure in 2010. Dr. Phares holds an M.B.A. from the University of Nevada — Reno, an M.S. and a Ph.D. in Environmental Engineering Science from the California Institute of Technology and a B.S. in Physics from Villanova University. Dr. Phares is qualified to serve on our Board based on his substantial business, leadership, and management experience as the Chief Executive Officer and Chairman of our Board.

Wade Seaburg has served as our Chief Revenue Officer since November 2022. Prior to the merger and the other transactions contemplated by that certain Agreement and Plan of Merger, dated May 15, 2022, as amended on July 12, 2022, by and among Chardan NexTech Acquisition 2 Corporation (“CNTQ”) Merger Sub and Dragonfly (the “Business Combination”), Mr. Seaburg served as an outside contractor for Legacy Dragonfly from December 2018 through May 2021 and as the Director of Outside Sales and Business Development of Legacy Dragonfly from June 2021 through October 2022. Previously, Mr. Seaburg served as a senior account representative within the Distribution Manufactured Structures Division at WESCO International, Inc. (“WESCO”) (NYSE: WCC) from February 2004 to April 2016. After Mr. Seaburg’s time with WESCO, he served as the founder and president of Structure Sales, a company focused on representing industry-leading suppliers to OEMs in the RV and Marine markets, from May 2016 to May 2021. Mr. Seaburg graduated from Purdue University in May 2002 with a B.A. in Industrial Engineering. After graduating from Purdue, Mr. Seaburg completed the Eaton Corporation’s (NYSE: ETN) distinguished Technical Sales Training Program.

Tyler Bourns has served as our Chief Marketing Officer since November 2022. Prior to the Business Combination, Mr. Bourns served as the Senior Vice President of Marketing of Legacy Dragonfly from December 2021 through October 2022. Previously, Mr. Bourns is the owner and serves as the present of Bourns Productions Inc., a video production and marketing company focused on content creation, messaging and strategy for various brands across multiple industries, for twelve years. At Bourns Productions Inc., he oversaw the day-to-day business of the company, worked closely with clients and provided hands on service in the creation of video, photography and graphic content, including for Legacy Dragonfly for the marketing of our Battle Born Batteries brand. In 2018, he was awarded the AAF Reno Ad Person of the Year. A three-time Emmy Award Winner, he has produced and filmed thought-leading content for companies such as Panasonic, GE Energy and Terrasmart. Mr. Bourns has also served on the Board of Directors for the Cordillera International Film Festival since its inception in 2018.

Non-Employee Directors

Luisa Ingargiola has served as a member of our Board since October 2022. Prior to the Business Combination, Ms. Ingargiola served on the board of directors of Legacy Dragonfly from August 2021 to October 2022. Since February 2017, Ms. Ingargiola has served as Chief Financial Officer of Avalon GloboCare Corp. (NASDAQ: ALBT), a publicly listed bio-tech health care company. Prior to joining Avalon GloboCare Corp., Ms. Ingargiola served as the Chief Financial Officer and Co-Founder of MagneGas Corporation from 2007 to 2018. Ms. Ingargiola has also served as a director and Audit Committee Chair for various over-the-counter and Nasdaq companies. Ms. Ingargiola has served as a member of the board of directors and as Audit Committee Chair for Progress Acquisition Corporation from November 2020 to February 2023, as a member of the board of directors and as Audit Committee Chair for AgEagle Aerial Systems Inc. (NYSE American: UAVS) from May 2018 to November 2022, as the Audit Committee Chair of Siyata Mobile (NASDAQ: SYTA) from December 2020 to December 2021, as a member of the board of directors and as Audit Committee Chair for Electrameccanica Vehicles Corp. (Nasdaq: SOLO) (“Electrameccanica”) since March 2018 to March 2024, and following the sale of Electrameccanica to XOS, Inc. (“XOS”) in March 2024, commenced as a director of XOS,, as a member of the board and Audit Committee Chair for BioCorRx Inc. (OTC: BICX) since April 2018, and as a member of the board and Audit Committee Chair of Vision Marine Technologies, Inc. (NASDAQ: VMAR) since December 2020. Ms. Ingargiola holds a M.B.A. in Health Administration from the University of South Florida and a B.S. in Finance from Boston University. Ms. Ingargiola is qualified to serve on our Board based on her previous roles serving as Chief Financial Officer for multiple companies and extensive experience serving on multiple boards of directors for Nasdaq companies.

Rick Parod has served as a member of our Board since October 2022. Mr. Parod currently serves as the CEO of AdeptAg, a company that serves the controlled environment agriculture market. Prior to AdeptAg, Mr. Parod was the President and CEO and a director of the Lindsay Corporation, a leading global manufacturer and distributor of irrigation and infrastructure equipment and technology, from 2000 to 2017. From 1997 to 2000, Mr. Parod served as the Vice President and General Manager of the Irrigation Division of The Toro Company, a leading worldwide provider of outdoor turf, landscape, underground utility construction, irrigation and related equipment. Mr. Parod has also served as a director and as a member of the audit committee, compensation committee and nominating and corporate governance committee of Alamo Group Inc., a publicly listed company focusing on design, manufacturing, distribution, and service of equipment for infrastructure maintenance and agriculture, since December 2017 as well as a director of Raven Industries, Inc. from December 2017 until its acquisition by CNH Industrial N.V. in June 2022. Mr. Parod received a B.S. in accounting from Northern Illinois University and an M.B.A from Pepperdine University. Mr. Parod is qualified to serve on our Board based on his experience in manufacturing operations, product development and sales and marketing.

Karina Montilla Edmonds, Ph.D. has served as a member of our Board since October 2022. Dr. Edmonds currently serves as the Senior Vice President and Global Head of Academies and University Alliances at SAP SE, a leading producer of enterprise software for the management of business operations. Prior to joining SAP SE in April 2020, Dr. Edmonds served as the University Relations Lead for Google Cloud at Google from May 2017 through March 2020, where she facilitated research collaborations in AI. Before her time at Google, Dr. Edmonds served at the California Institute of Technology as Executive Director for Institute Corporate Relations from April 2013 through April 2016. In April 2010, Dr. Edmonds was appointed as the U.S. Department of Energy’s first Technology Transfer Coordinator, and she served in that position until April 2013. She has also held positions at the Jet Propulsion Laboratory, a NASA field center and leader in robotic space exploration, as Director for Jet Propulsion Laboratory Technology Transfer and at TRW, Inc. (now Northrop Grumman Corporation, a publicly listed multinational aerospace and defense technology company), as a Principal Investigator. Dr. Edmonds holds a B.S. in Mechanical Engineering from the University of Rhode Island and an M.S. and Ph.D. in Aeronautical Engineering, with a minor in Material Science, from the California Institute of Technology. Dr. Edmonds is also a registered patent agent with the U.S. Patent and Trademark Office. Dr. Edmonds serves on the boards of the University of Rhode Island and the National Science Foundation’s Directorate for Engineering Advisory Committee, and has previously served on the boards of the Institute for Pure and Applied Mathematics at the University of California, Los Angeles, ConnectED California and the University of Rhode Island Foundation. Dr. Edmonds is qualified to serve on our Board based on her industry leadership and expertise in technology transfer and commercialization.

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

Jonathan Bellows has served as a member of our Board since October 2022. Mr. Bellows currently serves as President of KORE Power, which acquired Northern Reliability in March 2022. He has served as President and Chief Executive Officer of Northern Reliability since April 2015. KORE Power is a publicly-traded fully integrated energy storage manufacturing company, combining Northern Reliability’s energy storage technology with KORE Power’s cell manufacturing capabilities. Mr. Bellows is also President and Chief Executive Officer of Nomad Transportable Power Systems, a provider of commercial and industrial-scale mobile energy storage units, which was founded by affiliates of KORE Power and Northern Reliability. Previously, Mr. Bellows was Vice President of Business and Sales at Sovernet Communications, a fiber-optic bandwidth infrastructure services provider, from 2005 to 2015. Mr. Bellows graduated Northern Vermont University - Johnson in 1998, where he earned his B.A. in History. Mr. Bellows is qualified to serve on our Board based on his energy storage industry expertise and operating and leadership experience.

Perry Boyle has served as a member of our Board since October 2022. Prior to the Business Combination, he served on the board of directors of CNTQ from August 2021 to October 2022. Previously, Mr. Boyle was with Point72 and its affiliates and predecessors from 2004 through his retirement in March 2020. He helped lead Point72’s launch as a registered investment advisor, raising over $6 billion in external capital. He originally joined S.A.C. Capital Advisors (“S.A.C.”) in 2004 as the firm’s first director of research. In January 2013 he became head of equities and, in January 2015, he became head of discretionary investing at Point72. From June 2016 through December 2017 he served as the President and Chief Investment Officer of Stamford Harbor Capital, L.P., a company owned by businessman Steven A. Cohen. He returned to Point72 in January 2018. Prior to joining S.A.C., Mr. Boyle was a founding partner of Thomas Weisel Partners from 1999 until 2004, and a managing director at Alex Brown & Sons from 1992 – 1999. He began his career as an investment banker with Salomon Brothers Inc. Mr. Boyle is a member of the advisory board of the Center for a New American Security, and a director of The US Friends of the International Institute for Strategic Studies (“IISS”). He was a 2018 and 2019 delegate from the IISS to the Shangri-La Dialogue in Singapore. He is a council member of the Hoover Institution and a Lionel Curtis member of Chatham House. Mr. Boyle currently serves as the Chairman of the BOMA Project, a poverty graduation program for women, youth, and displaced persons in sub-Saharan Africa. He is also the President of the Affordable Housing Coalition of Ketchum, an advocacy organization for workforce housing in Ketchum, Idaho. He received his B.A. in Economics from Stanford University, his M.B.A. from Dartmouth College and a M.A. from the Fletcher School of Law and Diplomacy at Tufts University. Mr. Boyle is qualified to serve on our Board based on his industry leadership and capital markets experience from research to fundraising.

Board Composition

Our Board currently consists of three classes of a total of seven directors. Our directors each serve staggered three-year terms with one class being elected at each year’s annual meeting of stockholders, as follows:

●	Class A, which consists of Rick Parod and Karina Edmonds, whose terms will expire at the 2026 annual meeting of stockholders;

●	Class B, which consists of Brian Nelson and Jonathan Bellows, whose terms will expire at the 2024 annual meeting of stockholders; and

●	Class C, which consists of Denis Phares, Luisa Ingargiola and Perry Boyle, whose terms will expire at the 2025 annual meeting of stockholders.

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

Compensation Committee

The Board has formed a Compensation Committee which consists of Luisa Ingargiola, Brian Nelson, and Rick Parod, all of whom are independent (as that term is defined under the Nasdaq Marketplace Rules). Brian Nelson serves as the chair of the Compensation Committee. The Compensation Committee assists the Board in fulfilling its oversight responsibilities relating to (i) corporate governance practices and policies and (ii) compensation matters, including our directors and senior management’s compensation and the administration of our compensation plans. Our Board determined that each of the members of the compensation committee are a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Nasdaq.

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

Board Leadership Structure and Role in Risk Oversight

Periodically, our Board will assess the roles of Chairman and Chief Executive Officer, and the Board leadership structure to ensure the interests of Dragonfly and our stockholders are best served. Our Board believes the current combination of the two roles is satisfactory at present. Dr. Phares, as our President, Chief Executive Officer and Chairman, has extensive knowledge of all aspects of Dragonfly and our business. Our Board has appointed Ms. Ingargiola as Lead Independent Director. We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for us at any given time.

Our Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The Board focuses on the most significant risks we face and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board’s risk strategy. While the Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our Board leadership structure supports this approach.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, we believe that all forms required to be filed under Section 16 of the Exchange Act for the year ended December 31, 2023 were filed timely, except for the following: we filed a Form 4 for Karina Edmonds on August 30, 2023 to report her purchases of common stock on October 25, 2022 and February 23, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

Our Board has formed a Compensation Committee. The Compensation Committee is responsible for reviewing and approving management compensation, including salaries, bonuses, and equity compensation. We seek to provide competitive compensation arrangements that attract and retain key talent necessary to achieve our business objectives.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to each person serving as our Chief Executive Officer during the fiscal year ended December 31, 2023, the two most highly-compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers during the fiscal years ended December 31, 2023 and December 31, 2022, and up to two additional individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as an executive officer as of December 31, 2023 for services rendered in all capacities to us for the fiscal year ended December 31, 2023. These individuals are our named executive officers (“NEOs”) for fiscal 2023.

							Non-Equity		Non-Qualified
							Incentive		Deferred
				Stock		Option	Plan		Compensation	All Other
		Salary	Bonus	Awards		Awards	Compensation		Earnings	Compensation		Total
Name and Principal Position	Year	($)	($)(1)	($)(2)		($)(3)	($)		($)	($)		($)
Dr. Denis Phares	2023	622,000	—	255,333		—	—	(4)	—	—		877,333
Chief Executive Officer, Interim Chief Financial Officer, President	2022	682,000	806,207	1,531,545		—	—		—	—		3,019,7524
Sean Nichols(5)	2023	—	—	—		—	—		—	615,891	(6)	615,891
Former Chief Operating Officer	2022	598,462	655,587	—		—	—		—	157,693	(7)	1,411,742
Wade Seaburg	2023	340,000	—	81,666		—	—	(8)	—	—		421,666
Chief Revenue Officer	2022	262,115	300,000	489,978		—	—		—	—		1,052,093
Tyler Bourns	2023	280,000	—	39,333		—	—	(9)	—	—		319,333
Chief Marketing Officer	2022	167,500	90,000	235,995		—	—		—	—		493,495
John Marchetti (10)	2023	227,692	175,000	107,667	(10)	—	—	(11)	—	—		510,359
Former Senior Vice President, Operations, Former Chief Financial Officer	2022	316,153	769,366	645,998		—	—		—	11,057	(7)	1,742,574

(1)	The amounts reported in this column represent discretionary bonuses awarded to each executive for performance during the fiscal years ended December 31, 2023 and December 31, 2022.

(2)	The amounts reported in this column reflect the grant date fair value of restricted stock awards granted to the NEOs for performance during the fiscal years ended December 31, 2023 and December 31, 2022 under the 2022 Plan (as defined below) and are accounted for in accordance with FASB ASC Topic 718. Please see the section titled “Stock-Based Compensation” beginning on page F-11 of our Notes to Consolidated Financial Statements included elsewhere in the 2023 Annual Report for a discussion of the relevant assumptions used in calculating these amounts.

(3)	The amounts reported in this column reflect the grant date fair value of stock option awards granted to the NEOs during the fiscal years ended December 31, 2023 and December 31, 2022 under our stock incentive plans and are accounted for in accordance with FASB ASC Topic 718. Please see the section titled “Stock-Based Compensation” beginning on page F-11 of our Notes to Consolidated Financial Statements included elsewhere in the 2023 Annual Report for a discussion of the relevant assumptions used in calculating these amounts.

(4)	On April 12, 2024, Dr. Phares received a contingent cash award in the amount of $510,667 for services performed in December 31, 2023, which will not be paid out to Dr. Phares until we have achieved a minimum cash balance of $30,000,000, subject to his continued employment on the date of payment.

(5)	On November 4, 2022, we announced that Mr. Nichols would be stepping down as our Chief Operating Officer on November 7, 2022

(6)	The amount reported comprises of payments made to Mr. Nichols under his Separation Agreement (as defined below) and the transfer of the title of a Company van during the year ended December 31, 2023.

(7)	The amount reported comprises of payments made to Mr. Nichols under his Separation Agreement during the year ended December 31, 2022.

(8)	On April 12, 2024, Mr. Seaburg received a contingent cash award in the amount of $163,333 for services performed in December 31, 2023, which will not be paid out to Mr. Seaburg until we have achieved a minimum cash balance of $30,000,000, subject to his continued employment on the date of payment.

(9)	On April 12, 2024, Mr. Bourns received a contingent cash award in the amount of $78,668 for services performed in December 31, 2023, which will not be paid out to Mr. Bourns until we have achieved a minimum cash balance of $30,000,000, subject to his continued employment on the date of payment.

(10)	Mr. Marchetti commenced employment as Legacy Dragonfly’s Chief Financial Officer on September 6, 2021. On August 20, 2023, upon mutual agreement between us and Mr. Marchetti, Mr. Marchetti resigned from his position as our Chief Financial Officer. Mr. Marchetti continued in the role of Senior Vice President, Operations until his employment was terminated on April 19, 2024. As a result, Mr. Marchetti’s 239,259 RSUs were forfeited.

(11)	On April 12, 2024, Mr. Marchetti received a contingent cash award in the amount of $215,333.33 for services performed in December 31, 2023, which was not to be paid out to Mr. Marchetti until we had achieved a minimum cash balance of $30,000,000, subject to his continued employment on the date of payment. As a result of the termination of Mr. Marchetti’s employment, his contingent cash award was forfeited.

Named Executive Officer Employment Agreements

We have entered into employment agreements, dated as of October 11, 2022 with each of Dr. Phares and Mr. Marchetti. On November 7, 2022, we entered into an employment agreement with each of Mr. Seaburg and Mr. Bourns.

Each agreement provides for a three-year initial employment term, with automatic three-year renewal terms thereafter, subject to 90 days’ notice of non-renewal by either party. Each agreement also provides for the executive to receive an annual base salary (Dr. Phares — $622,000; Mr. Marchetti — $370,000; Mr. Seaburg — $340,000; Mr. Bourns — $280,000) and to be eligible for an annual bonus of up to a specified percentage of the executive’s base salary (Dr. Phares — 100%; Mr. Marchetti — 63%; Mr. Seburg – 92%; Mr. Bourns – 30%). The executive is generally eligible for an annual bonus only if he remains employed with us through the date the bonus is paid (or if the executive’s employment terminates due to his death or disability during the year). The executive is also eligible to receive a long-term incentive award each fiscal year with a grant-date value not less than a dollar amount specified in the agreement (Dr. Phares — $1,532,000; Mr. Marchetti — $646,000; Mr. Seaburg — $490,000; Mr. Bourns — $236,000), with the terms and conditions of each such award to be determined by the Compensation Committee. Each agreement also includes non-competition and non-solicitation covenants that apply for 12 months following the executive’s termination of employment, and certain confidentiality and other covenants.

If the executive’s employment is terminated by us without “cause” or by the executive for “good reason” (as such terms are defined in the employment agreement) and other than a termination in connection with a change in control as described below, the executive would be entitled to receive (i) cash severance equal to 1.5 times the executive’s annual base salary (in the case of Dr. Phares) or 1.0 times the executive’s annual base salary (in the case of Mr. Marchetti, Mr. Seaburg and Mr. Bourns), payable in installments over two years following the termination date, (ii) reimbursement of monthly COBRA premiums for the executive and his dependents for up to 18 months (in the case of Dr. Phares) or 12 months (in the case of Mr. Marchetti, Mr. Seaburg and Mr. Bourns), and (iii) vesting in full of any time-based equity awards granted by us to the executive (with any performance-based awards to remain eligible to vest following termination if the applicable performance conditions are satisfied). In such circumstances, Dr. Phares would also be entitled to receive payment of 1.5 times the annual bonus he would have received for the fiscal year in which his termination occurs, pro-rated to reflect the portion of the fiscal year he was employed prior to his termination.

If, during the period commencing three months before a change in control and ending 12 months after a change in control, the executive’s employment is terminated by us without cause (or as a result of us not renewing the term of the agreement) or by the executive for good reason, the executive would be entitled to receive the severance benefits described in the preceding paragraph (except that the cash severance would be 1.5 times the executive’s base salary for Mr. Marchetti, Mr. Seaburg and Mr. Bourns, the severance in each case would be payable in a lump sum rather than installments, and the pro-rated bonus provision for Dr. Phares described above would not apply). In addition, the executive’s outstanding stock options granted by us would fully vest and be exercisable for the remainder of the term of the option. In the event any of the executive’s benefits under the agreement would be subject to an excise tax as a “parachute payment” under U.S. tax laws, the executive would be entitled to an additional payment equal to the sum of the excise tax and any additional amount necessary to put the executive in the same after-tax position as if no excise tax has been imposed.

In each case, the executive’s right to receive the severance benefits described above is subject to him providing a release of claims to us and his continued compliance with the restrictive covenants in favor of us in the agreement.

On November 4, 2022, we announced that Sean Nichols, our Chief Operating Officer, would be stepping down to pursue other interests. His last day of employment was November 7, 2022. We have entered into a separation and release agreement (the “Separation Agreement”) with Mr. Nichols that became effective and fully irrevocable on November 2, 2022. Pursuant to the Separation Agreement, Mr. Nichols received a cash payment of $100,000 in one installment in December 2022 and received a cash payment of $1,000,000 in 24 monthly installments commencing in December 2022. Mr. Nichols’ outstanding equity awards granted by us fully vested and, in the case of options, was exercisable for 12 months following his termination date. The Separation Agreement also provides we will pay a portion of Mr. Nichols’ premiums to continue participation in our health insurance plans for up to 18 months following his termination. The Separation Agreement includes a general release of claims by Mr. Nichols and certain restrictive covenants in favor of us, including non-competition and non-solicitation covenants for 12 months following his termination date.

On February 24, 2023, we entered into an amended and restated employment agreement with Mr. Marchetti to provide that Mr. Marchetti will receive a minimum annual bonus of $175,000 for the fiscal year ended December 31, 2023. All other terms of the amended and restated Agreement remain the same as the original agreement.

On August 20, 2023, upon mutual agreement between us and Mr. Marchetti, Mr. Marchetti resigned from his position as our Chief Financial Officer and continued in the role of Senior Vice President, Operations. In connection with Mr. Marchetti’s resignation, on August 20, 2023, the Board appointed Dr. Phares to succeed Mr. Marchetti as our Interim Chief Financial Officer.

Effective April 12, 2024, we entered into amendments to the employment agreements with Dr. Phares, Mr. Marchetti, Mr. Seaburg and Mr. Bourns to amend the terms of their annual equity compensation (the “Amended Employee Agreements”). The Amended Employee Agreements allow us to issue a combination of cash and equity awards on an annual basis up to a specified amount ($1,532,000 for Dr. Phares, $646,000 for Mr. Marchetti, $490,000 for Mr. Seaburg, and $236,000 for Mr. Bourns), subject to approval and such other terms and conditions imposed by the compensation committee of the board of directors.

On April 19, 2024, Mr. Marchetti’s employment with us as our Senior Vice President, Operations, was terminated.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding options to acquire our common stock held by each of the NEOs as of December 31, 2023, including the vesting dates for the portions of these awards that had not vested as of that date. The NEOs did not hold any other outstanding equity awards as of that date.

	Option Awards
				Equity
				Incentive
				Plan Awards:
	Number of		Number of	Number of
	Securities		Securities	Securities
	Underlying		Underlying	Underlying
	Unexercised		Unexercised	Unexercised	Option	Option
	Options (#)		Options (#)	Unearned	Exercise	Expiration
Name	Exercisable		Unexercisable	Options (#)	Price ($)	Date
Dr. Denis Phares	177,316		—	—	0.32	12/5/2029
John Marchetti	132,995	(1)	103,423	—	0.89	09/13/2031
Wade Seaburg	7,399		—	—	0.59	06/09/2030
	3,965	(2)	2,443	—	0.59	10/19/2030
	51,716	(3)	36,940	—	2.89	08/04/2031
	13,918	(4)	16,989	—	2.89	12/06/2031
	4,555		—	—	2.89	12/06/2031
Tyler Bourns	27,716	(5)	25,478	—	2.89	12/06/2031

(1)	Stock options vest as to 1/4th on September 10, 2022, with the remaining shares vesting in equal monthly installments over a period of 36 months commencing on October 23641810, 2022. Mr. Marchetti’s employment with us ended on April 19, 2024. As a result, Mr. Marchetti’s vested options were terminated and his unvested options were forfeited on April 19, 2024.
(2)	Stock options vest as to 1/4th on October 14, 2021, with the remaining shares vesting in equal monthly installments over a period of 36 months commencing on November 14, 2021.
(3)	Stock options vest as to 1/4th on August 4, 2022, with the remaining shares vesting in equal monthly installments over a period of 36 months commencing on September 4, 2022.
(4)	Stock options vest as to 1/4th on December 6, 2021, with the remaining shares vesting in equal monthly installments over a period of 36 months commencing on January 6, 2022.
(5)	Stock options vest as to 1/4th on November 23, 2022, with the remaining shares vesting in equal monthly installments over a period of 36 months commencing on December 23, 2022.

Equity Grants

For services performed during the year ended December 31, 2023, on April 12, 2024, Dr. Phares was granted 567,407 restricted stock units (“RSUs”), Mr. Marchetti was granted 239,259 RSUs, Mr. Seaburg was granted 181,481 RSUs, and Mr. Bourns was granted 87,407 RSUs. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. In addition to the RSU awards, our Board also approved the following cash awards to the above referenced employees: (i) $510,667 to Dr. Phares; (ii) $215,333 to Mr. Marchetti, (iii) $163,333 to Mr. Seaburg; and (iv) $78,668 to Mr. Bourns. Each of the approved cash awards will not be paid out to the employees until we have achieved a minimum cash balance of $30,000,000, and are subject to each employee’s continued employment on the date of payment.

As a result of the termination of Mr. Marchetti’s employment, his 239,259 RSUs and cash award of $215,333.33 were forfeited.

Equity Grants

For services performed during the year ended December 31, 2022, on February 10, 2023, Dr. Phares was granted 204,266 RSUs, Mr. Marchetti was granted 86,133 RSUs, Mr. Seaburg was granted 65,333 RSUs and Mr. Bourns was granted 31,466 RSUs. Each grant vested in full on the date of grant.

Director Compensation

We have adopted a policy that provides for cash and equity compensation for members of our Board of directors who are not employed by us or any of our subsidiaries (our “Non-Employee Directors”). The policy provides that each Non- Employee Director is entitled to receive the following cash compensation for board service, as applicable:

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

Our Compensation Committee also has discretion under the director compensation policy to grant Non-Employee Directors equity-based awards under our Dragonfly Energy Holdings 2022 Equity Incentive Plan (“2022 Plan”) (or any successor equity compensation plan approved by our stockholders). It is currently expected that Non-Employee Directors will receive an award of options, RSUs and/or cash with a value of $300,000 upon their initial appointment to the Board and an award of options, RSUs and/or cash with a value of $100,000 on an annual basis thereafter. For each award, the Compensation Committee will determine at the time of grant the methodology for converting the foregoing dollar amounts to shares and the vesting schedule. The Compensation Committee may approve other grants of equity-based awards to Non-Employee Directors from time to time, on such terms as the Compensation Committee may determine and subject to the applicable provisions of our equity compensation plan then in effect.

Under the policy, Non-Employee Directors are entitled to reimbursement from us for their reasonable travel (including airfare and ground transportation), lodging and meal expenses incident to meetings of the Board or committees thereof or in connection with other Board-related business.

Our Board may change the terms of our director compensation policy from time to time.

Effective on the October 7, 2022, we granted each of our Non-Employee Directors then serving of the Board (i.e. Jonathan Bellows, Perry Boyle, Karina Montilla Edmonds, Luisa Ingargiola, Brian Nelson, and Rick Parod) an award of 30,000 RSUs under the 2022 Plan that are eligible to vest on the first anniversary of the grant date, subject to the director’s continued service on the Board through the vesting date.

On April 12, 2024, we granted each of our Non-Employee Directors then serving on the Board (i.e. Jonathan Bellows, Perry Boyle, Karina Montilla Edmonds, Luisa Ingargiola, Brian Nelson, and Rick Parod) an award of 222,222 RSUs units under the 2022 Plan that are eligible to vest in three equal annual installments, beginning on the first anniversary of the grant date, subject to the director’s continued service on the Board through each vesting date.

Director Compensation Table — Fiscal 2023

The following table sets forth certain information concerning compensation awarded to, earned by, or paid to our Non-Employee Directors for services on our board during the year ended December 31, 2023. Dr. Phares did not receive any additional compensation for his service on the Board during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Jonathan Bellows	58,800	100,000	—	—	158,800
Perry Boyle	58,800	100,000	—	—	158,800
Karina Montilla Edmonds, Ph.D.	68,800	100,000	—	—	168,800
Luisa Ingargiola	98,800	100,000	—	—	198,800
Brian Nelson	73,800	100,000	—	—	173,800
Rick Parod	58,800	100,000	—	—	158,800

(1)	The amount reported in this column reflects the grant date fair value of the stock option and/or RSUs granted to the Non-Employee Directors for services performed during the year ended December 31, 2023 under the 2022 Plan as described above and is accounted for in accordance with FASB ASC Topic 718. Please see the section titled “Stock-Based Compensation” beginning on page F-33 of our Notes to Consolidated Financial Statements included in our Annual Report. As of April 16, 2024, each Non-Employee Director held 222,222 unvested RSUs.

(2)	As of December 31, 2023, the following options remained outstanding: (i) Luisa Ingargiola held options exercisable for 86,688 shares of common stock; and (ii) Brian Nelson held options exercisable for 47,304 shares of common stock.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 16, 2024, with respect to the beneficial ownership of common stock by the following:

●	Each other person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our outstanding shares of common stock;
●	each of our named executive officers;
●	each of our current directors; and
●	all of our executive officers and directors as a group.

Information relating to beneficial ownership of the voting securities by our principal stockholders and management is based upon each person’s information using “beneficial ownership” concepts under the SEC rules. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of April 16, 2024 (“Presently Exercisable Securities”), are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

The table reflects 60,263,710 shares common stock outstanding as of April 16, 2024 plus any shares issuable upon exercise of Presently Exercisable Securities held by such person or entity.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Holders:
Dynavolt Technology (HK) Ltd. (1)	11,820,900	19.62%
Li Gong(2)	3,073,434	5.04%

Named Executive Officers and Directors:
Dr. Denis Phares (3)(4)	16,208,889	26.81%
Sean Nichols(3)(5)	535,853	*
John Marchetti (6)	162,551	*
Wade Seaburg (7)	226,064
Tyler Bourns (8)	64,058	*
Luisa Ingargiola (9)	122,106	*
Brian Nelson (10)	81,246	*
Perry Boyle	52,000	*
Jonathan Bellows	30,000	*
Rick Parod	30,000	*
Karina Montilla Edmonds	30,300	*
All Executive Officers and Directors as a group (9 persons):	16,844,663	27.74%

* Less than one percent.

(1)	Based on the Schedule 13D filed by Dynavolt Technology (HK) Ltd. (“Dynavolt”) on October 12, 2022. The business address of Dynavolt is Flat/Room 02-03 26/F, Bea Tower Millennium City 5, 418 Kwun Tong Road, Kwun Tong, Hong Kong.

(2)	Based on the Schedule 13D filed by Li Gong on October 12, 2022. Includes (i) 147,138 shares of common stock held on behalf of the SAKURA GRAT, dated February 11, 2021, of which Mr. Gong is a trustee, (ii) 2,217,042 shares of common stock on behalf of the LML Family Trust, dated January 14, 2019, of which Mr. Gong is a trustee and (iii) 709,254 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of April 16, 2024. The business address of Mr. Gong is 930 Tahoe Blvd. Suite 802, PMB 860, Incline Village, Nevada 89451.

(3)	Excludes 25,000,000 shares of common stock not yet payable as the earnout contingencies have not yet been met and will not be met within 60 days of April 16, 2024.

(4)	Includes (i) 1,217,906 shares held on behalf of the Phares 2021 GRAT dated July 9, 2021, of which Dr. Phares is the trustee, and (ii) 177,316 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of April 16, 2024.

(5)	Based on information provided by Mr. Nichols and information available to us. On November 7, 2022, Mr. Nichols resigned from his position as our Chief Operating Officer.

(6)	Includes 162,551 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of April 16, 2024. On April 19, 2024, Mr. Marchetti’s employment with us was terminated. As a result, his vested options were forfeited and his unvested options were terminated on such date.

(7)	Includes 97,812 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of April 16, 2024.

(8)	Includes 33,261 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of April 16, 2024.

(9)	Includes 92,106 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of April 16, 2024.

(10)	Includes 51,246 shares of common stock issuable upon exercise of outstanding stock options exercisable within 60 days of April 16, 2024.

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

The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans under equity compensation (excluding) securities reflected in column (a)
Plan Category	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders (1)	2,411,787	$2.63	6,632,916

Equity compensation plans not approved by security holders	—	—	—

Total	2,411,787	$2.63	6,632,916

(1) The amounts shown in this row include securities under the 2022 Plan, 2021 Plan and 2019 Plan and the ESPP.

(2) In accordance with the “evergreen” provision in the 2022 Plan, an additional 2,410,411 shares were automatically made available for issuance on the first trading day of 2024, which represents an amount equal 4% of the number of shares outstanding on December 31, 2023. In accordance with the “evergreen” provision in the ESPP, an additional 602,602 shares were automatically made available for issuance on the first trading day of 2024, which represents an amount equal to one percent 1% of the number of shares of common stock issued and outstanding on December 31, 2023. The shares made available pursuant to the “evergreen” provisions are excluded from this calculation.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than compensation arrangements for our Named Executive Officers and directors, which are described in the section entitled “Executive Compensation,” we have had the following transactions or series of similar transactions, since January 1, 2022, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and
●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Agreements with Directors and Officers

Arrangement with John Marchetti

As an inducement to hire Mr. John Marchetti as our former Chief Financial Officer in September 2021, we loaned Mr. Marchetti $350,000 to repay amounts owed by him to his former employer and entered into a related promissory note with a maturity of March 1, 2026. In connection with the Business Combination and our obligations as a publicly traded company, we forgave all amounts owed under the promissory note effective March 2022. On April 19, 2024, Mr. Marchetti’s employment with us was terminated.

Separation Agreements

On November 4, 2022, we announced that Sean Nichols, our former Chief Operating Officer, would be leaving the Company to pursue other interests. His last day of employment was November 7, 2022 (the “Separation Date”). On October 25, 2022, we entered into the Separation Agreement with Mr. Nichols that became effective and fully irrevocable on November 2, 2022, which was subsequently amended on November 14, 2022. Pursuant to the Separation Agreement, Mr. Nichols received a cash payment of $100,000 in one installment in December 2022 and was entitled to receive a cash payment of $1,000,000 in 24 monthly installments commencing in December 2022. Mr. Nichols’ outstanding equity awards granted by us fully vested and, in the case of options, were exercisable for 12 months following the Separation Date. The Separation Agreement also provides that we will pay a portion of Mr. Nichols’ premiums to continue participation in our health insurance plans for up to 18 months following the Separation Date. The Separation Agreement includes a general release of claims by Mr. Nichols and certain restrictive covenants in favor of us, including non-competition and non-solicitation covenants for 12 months following the Separation Date.

On April 26, 2023, we entered into a separation and release of claims agreement with Nicole Harvey, our former Chief Legal Officer. As consideration for Ms. Harvey’s execution of the agreement, we agreed to pay the employee payments equivalent to $720,000 for wages and benefits divided into 24 monthly payments commencing on June 1, 2023, and all outstanding equity-based compensation awards to become fully vested. Ms. Harvey had three (3) months from the termination date to exercise the outstanding options. The three (3) month period ended on July 26, 2023 in which the options were not exercised and the options were forfeited as a result.

Promissory Notes with Brian Nelson

On March 5, 2023, we issued the unsecured promissory note (the “March 2023 Note”) in the principal amount of $1.0 million to Brian Nelson, one of our directors, in a private placement in exchange for cash in an equal amount. The March 2023 Note became due and payable in full on April 1, 2023. We were also obligated to pay a loan fee of $100,000 to Mr. Nelson on April 4, 2023. We paid the principal amount and the loan fee in full on April 1, 2023 and April 4, 2023, respectively.

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

Amended Registration Rights Agreement

In connection with the closing of the Business Combination (the “Closing”), CNTQ, the Sponsor and certain other CNTQ shareholders parties thereto (collectively, the “Insiders”), Legacy Dragonfly, and certain Legacy Dragonfly stockholders entered into an Amended and Restated Registration Rights Agreement (the “Amended Registration Rights Agreement”). Pursuant to the Amended Registration Rights Agreement, the Insiders and the undersigned parties listed thereto were provided the right to demand registrations, piggy-back registrations and shelf registrations with respect to Registrable Securities (as defined in the Amended Registration Rights Agreement).

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

On March 29, 2023 and September 29, 2023, we obtained a waiver from our Administrative Agent and Term Loan Lenders of our failures to satisfy the Senior Leverage Ratio and Fixed Charge Coverage Ratio tests (the “Tests”) with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023 and September 30, 2023, respectively. On December 29, 2023, we received an additional waiver (the “December 2023 Waiver”) from our Administrative Agent and Term Loan Lenders in regards to our compliance with the Tests as of the last day of the quarter ended December 31, 2023. On March 31, 2024, we received an additional waiver from the Administrative Agent and the Term Loan Lenders in regard to our compliance with our liquidity requirement under the Term Loan as of the last day of the fiscal quarter ended March 31, 2024.

Warrant Agreements

In connection with the entry into the Term Loan Agreement, and as a required term and condition thereof, we issued (i) penny warrants to the Term Loan Lenders under the Term Loan exercisable to purchase 2,593,056 shares at an exercise price of $0.01 per share, which was equal to approximately 5.6% of common stock calculated on an agreed fully diluted outstanding basis on the issuance date (the “Original Penny Warrants”) and (ii) warrants to the Term Loan Lenders under the Term Loan exercisable to purchase 1,600,000 shares of our common stock at an exercise price of $10.00 per share (the “$10 Warrants”).

The December 2023 Waiver provided for a one-time issuance of penny warrants (the “Waiver Penny Warrants” and, collectively with the Original Penny Warrants and the $10 Warrants, the “Warrants”) to purchase up to 1,286,671 shares of our common stock at an exercise price of $0.01 per share, in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended December 31, 2023. The Waiver Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

The Penny Warrants have an exercise period of 10 years from the date of issuance. As of April 16, 2024, 1,996,323 shares of common stock have been issued upon the exercise of Penny Warrants.

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

Pursuant to, on the terms of, and subject to the satisfaction of the conditions in the Purchase Agreement, including the filing and effectiveness of a registration statement registering the resale by CCM of the shares of common stock issued to it under the Purchase Agreement, we have the right from time to time at our option to direct CCM to purchase an amount of shares of common stock, up to a maximum aggregate purchase price of $150 million, over the term of the equity facility (the “ChEF Equity Facility”). During the year ended December 31, 2022, we did not sell any shares of our common stock under the ChEF Equity Facility. During the year ended December 31, 2023, we issued and sold approximately 588,500 shares of our common stock under the ChEF Equity Facility, resulting in net cash proceeds of $1,278,566. From January 1, 2024 through April 16, 2024, we did not issue any shares of common stock under the ChEF Equity Facility.

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

All of the transactions entered into since the adoption of the Policy have been approved or ratified by our Audit Committee.

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

ITEM 14. Principal Accountant Fees and Servicers.

Audit Fees

On November 15, 2023, Marcum LLP (“Marcum”) was appointed as our independent registered public accounting firm. The aggregate fees billed to us by Marcum for professional services rendered during the twelve months ended December 31, 2023, and 2022, are set forth in the table below:

Fee Category	Twelve months ended December 31, 2023	Twelve months ended December 31, 2022
Audit fees (1)	$440,000	$—
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total Fees	$440,000	$—

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

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

In accordance with applicable laws, rules and regulations, our Audit Committee charter and pre-approval policies established by the Audit Committee require that the Audit Committee review in advance and pre-approve all audit and permitted non-audit fees for services provided to us by our independent registered public accounting firm. The services performed by, and the fees to be paid to, Marcum in 2023 were approved by the Audit Committee.

Part IV

Item 15. Exhibit and Financial Statement Schedules

(a)	List of Financial Statements, Financial Statement Schedules, and Exhibits.

(1)	Financial Statements. No financial statements are filed with this Amendment No. 1. These items were included as part of the 2023 Annual Report.

(2)	Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the 2023 Annual Report.

(3)	Exhibits. The following exhibits are filed with this Amendment No. 1 or are incorporated herein by reference, as indicated.

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of May 15, 2022, by and among Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.), Bronco Merger Sub, Inc. and Dragonfly Energy Corp. (included as Annex A to the proxy statement/prospectus).	S-4	2.1	07/22/2022
2.2	Amendment to Agreement and Plan of Merger, dated as of July 12, 2022, by and among Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.), Bronco Merger Sub, Inc. and Dragonfly Energy Corp.	S-4	2.1(a)	07/22/2022
2.3	Plan of Conversion.	8-K	2.1	03/31/2023
3.1	Articles of Incorporation of Dragonfly Energy Holdings Corp.	8-K	3.1	03/31/2023
3.2	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., dated November 29, 2023.	8-K	3.1	11/29/2023
3.3	Bylaws of Dragonfly Energy Holdings Corp.	8-K	3.2	03/31/2023
4.1	Specimen Common Stock Certificate of Dragonfly Energy Holdings Corp.	8-K	4.1	10/11/2022
4.2	Form of $10 Warrant of Dragonfly Energy Holdings Corp.	8-K	4.2	10/11/2022
4.3	Form of Penny Warrant of Dragonfly Energy Holdings Corp.	8-K	4.3	10/11/2022
4.4	Warrant Agreement, dated as of October 19, 2022, between Dragonfly Energy Holdings Corp. and American Stock Transfer & Trust Company, LLC.	S-1	4.4	10/21/2022
4.5	Specimen Warrant Certificate of Dragonfly Energy Holdings Corp.	10-K	4.5	4/17/2023
4.6	Promissory Note of the Company, dated March 5, 2023.	8-K	4.1	03/09/2023
4.7	Form of June 2023 Warrant.	8-K	4.1	06/21/2023
4.8	Form of Underwriters’ Warrant.	S-1/A	4.8	06/14/2023
4.9	Form of December 2023 Lender Penny Warrant.	8-K	4.1	12/29/2023
4.10	Description of Securities.	10-K	4.10	04/16/2024
10.1	Sponsor Support Agreement, dated as of May 15, 2022, by and among Chardan NexTech Investments 2 LLC, Dragonfly Energy Corp. and Chardan NexTech Investments 2 LLC (included as Annex E to the proxy statement/prospectus).	S-4	10.4	07/22/2022
10.2	Commitment Letter, dated as of May 15, 2022, by and among Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.), Dragonfly Energy Corp., CCM Investments 5 LLC and EICF Agent LLC (included as Annex J to the proxy statement/prospectus).	S-4	10.5	07/22/2022

10.3	Equity Facility Letter Agreement, dated as of May 15, 2022, by and among Dragonfly Energy Corp., Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.) and CCM Investments 5 LLC (included as Annex K to the proxy statement/prospectus).	S-4	10.6	07/22/2022
10.4	Subscription Agreement, dated as of May 15, 2022, between Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.) and Chardan NexTech Investments 2 LLC (included as Annex F to the proxy statement/prospectus).	S-4	10.7	07/22/2022
10.5++	Dragonfly Energy Holdings Corp. 2022 Equity Incentive Plan.	8-K	10.5	10/11/2022
10.6++	Dragonfly Energy Holdings Corp. Employee Stock Purchase Plan.	8-K	10.6	10/11/2022
10.7++	Form of Director Indemnification Agreement.	S-4/A	10.10	09/14/2022
10.8	Multi-tenant Industrial Triple Net Lease, dated as of March 1, 2021, between Dragonfly Energy Corp. and Icon Reno Property Owner Pool 3 Nevada, LLC.	S-4	10.11	07/22/2022
10.9	Lease, dated as of February 8, 2022, between Dragonfly Energy Corp. and Prologis, L.P.	S-4	10.12	07/22/2022
10.10#	Purchase Agreement, dated as of October 7, 2022, between Dragonfly Energy Holdings Corp. and Chardan Capital Markets LLC.	8-K	10.10	10/11/2022
10.11	Registration Rights Agreement, dated as of October 7, 2022, between Dragonfly Energy Holdings Corp. and Chardan Capital Markets LLC.	8-K	10.11	10/11/2022
10.12	Term Loan Agreement, dated as of October 7, 2022, by and among the Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.12	10/11/2022
10.13	Pledge Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp. and Alter Domus (US) LLC.	8-K	10.13	10/11/2022
10.14++	Employment Agreement, dated as of January 1, 2022, by and between Dragonfly Energy Corp. and Denis Phares.	8-K	10.14	10/11/2022
10.15++	Amendment to Employment Agreement, dated as of May 15, 2022, by and between Dragonfly Energy Corp. and Denis Phares.	8-K	10.15	10/11/2022
10.16++	Employment Agreement, dated as of January 1, 2022, by and between Dragonfly Energy Corp. and Sean Nichols.	8-K	10.16	10/11/2022
10.17++	Amendment to Employment Agreement, dated as of May 15, 2022, by and between Dragonfly Energy Corp. and Sean Nichols.	8-K	10.17	10/11/2022
10.18++	Employment Agreement, dated as of August 17, 2021, by and between Dragonfly Energy Corp. and John Marchetti.	8-K	10.18	10/11/2022
10.19++	Dragonfly Energy Corp. 2019 Stock Incentive Plan.	8-K	10.19	10/11/2022
10.20++	Dragonfly Energy Corp. 2021 Stock Incentive Plan.	8-K	10.20	10/11/2022
10.21	Amended and Restated Registration Rights Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp. and each of the stockholders thereto.	8-K	10.21	10/11/2022
10.22++	Director Compensation Policy.	S-1	10.22	11/4/2022
10.23++	Employment Agreement, dated as of October 11, 2022, by and between Dragonfly Energy Holdings Corp. and Denis Phares.	S-1	10.23	11/4/2022
10.24++	Employment Agreement, dated as of October 11, 2022, by and between Dragonfly Energy Holdings Corp. and John Marchetti.	S-1	10.24	11/4/2022
10.25++	First Amended and Restated Employment Agreement, dated February 24, 2023, by and between Dragonfly Energy Holdings Corp. and John Marchetti.	8-K	10.1	03/02/2023
10.26	Separation Agreement by and between Dragonfly Energy Holdings Corp. and Sean Nichols, dated October 25, 2022.	10-K	10.26	04/17/2023

10.27	First Amendment to Separation Agreement by and between Dragonfly Energy Holdings Corp. and Sean Nichols, dated November 14, 2022.	10-K	10.27	04/17/2023
10.28	Asset Purchase Agreement, dated April 22, 2022, by and among Dragonfly Energy Corp., Thomason Jones Company, LLC, William Thomason and Richard Jones.	10-K	10.28	04/17/2023
10.29	Manufacturing Supply Agreement, dated November 19, 2021, by and between Dragonfly Energy Holdings Corp. and Keystone RV Company.	10-K	10.29	04/17/2023
10.30	Asset Purchase Agreement, dated January 1, 2022, by and between Dragonfly Energy Holdings Corp. and Bourns Productions, Inc.	10-K	10.30	04/17/2023
10.31	Assignment and Assumption Agreement, dated January 1, 2022, by and between Dragonfly Energy Corp. and Bourns Productions, Inc.	10-K	10.31	04/17/2023
10.32	Assignment and Assumption of Lease Agreement, dated January 1, 2022, by and among Dragonfly Energy Corp., Bourns Productions, Inc. and Los Angeles & Steel Co.	10-K	10.32	04/17/2023
10.33	Research and Development Lab Lease, dated April 25, 2019, by and between Dragonfly Energy Corp. and BRE RS Greg Park Owner LLC.	10-K	10.33	04/17/2023
10.34	Amendment No. 1 to Research and Lab Lease, dated March 12, 2020, by and between Dragonfly Energy Corp. and DRE RS Greg Park Owner LLC.	10-K	10.34	04/17/2023
10.35	Amendment No. 2 to Research and Lab Lease, dated July 27, 2020, by and between Dragonfly Energy Corp. and DRE RS Greg Park Owner LLC.	10-K	10.35	04/17/2023
10.36	Amendment No. 3 to Research and Lab Lease, dated August 26, 2020, by and between Dragonfly Energy Corp. and DRE RS Greg Park Owner LLC.	10-K	10.36	04/17/2023
10.37	Amendment No. 4 to Research and Lab Lease, dated December 16, 2020, by and between Dragonfly Energy Corp. and BRS RS Greg Park Owner LLC.	10-K	10.37	04/17/2023
10.38	Amendment No. 5 to Research and Lab Lease, dated January 28, 2022, by and between Dragonfly Energy Corp. and BRS RS Greg Park Owner LLC.	10-K	10.38	04/17/2023
10.39	Limited Waiver, dated as of March 29, 2023, to the Term Loan, Guarantee and Security Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	03/29/2023
10.40	Limited Waiver, dated as of December 29, 2023, to the Term Loan, Guarantee and Security Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	12/29/2023
10.42++	Employment Agreement, dated as of November 7, 2022, by and between Dragonfly Energy Holdings Corp. and Wade Seaburg.	10-K	10.42	04/16/2024
10.43++	Employment Agreement, dated as of November 7, 2022, by and between Dragonfly Energy Holdings Corp. and Tyler Bourns.	10-K	10.43	04/16/2024
10.44	Fernley Lease, dated April 12, 2024, by and between Dragonfly Energy Corp., Cottonmill Properties, LLC, and Marlene Thier.	10-K	10.44	04/16/2024
10.45++	Amendment No. 1 to Employment Agreement, effective as of April 12, 2024, by and between Dragonfly Energy Holdings Corp. and Denis Phares.	10-K	10.45	04/16/2024

10.46++	Amendment No. 1 to Employment Agreement, effective as of April 12, 2024, by and between Dragonfly Energy Holdings Corp. and Wade Seaburg.	10-K	10.46	04/16/2024
10.47++	Amendment No. 1 to Employment Agreement, effective as of April 12, 2024, by and between Dragonfly Energy Holdings Corp. and Tyler Bourns.	10-K	10.47	04/16/2024
16.1	Letter dated November 21, 2023 from BDO USA, P.C. to the Securities Exchange Commission.	8-K	16.1	11/21/2023
21.1	List of Subsidiaries.	8-K	21.1	10/11/2022
23.1	Consent of Marcum LLP	10-K	23.1	04/16/2024
23.2	Consent of BDO USA, P.C.	10-K	23.2	04/16/2024
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	10-K	32.1	04/16/2024
97.1	Dragonfly Energy Holdings Corp. Compensation Recovery Policy.	10-K	97.1	04/16/2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Previously furnished.
#	Portions of schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
++	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Reno, Nevada, on the 29th day of April, 2024.

DRAGONFLY ENERGY HOLDINGS CORP.

By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer, Interim Chief Financial Officer and President
(Principal Executive Officer and Principal Financial and Accounting Officer)

