Form 10-Q
period 2024-03-31
Dragonfly Energy Holdings Corp.
filed 2024-05-15
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of May 13, 2024, there were 60,509,476 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	2024	2023
Current Assets
Cash and cash equivalents	$8,501	$12,713
Accounts receivable, net of allowance for credit losses	2,247	1,639
Inventory	33,578	38,778
Prepaid expenses	843	772
Prepaid inventory	1,468	1,381
Prepaid income tax	345	519
Other current assets	709	118
Total Current Assets	47,691	55,920
Property and Equipment
Machinery and equipment	17,847	16,714
Office furniture and equipment	319	319
Leasehold improvements	1,727	1,727
Vehicle	33	33
Total	19,926	18,793
Less accumulated depreciation and amortization	(3,156)	(2,824)
Property and Equipment, Net	16,770	15,969
Operating lease right of use asset, net	23,988	3,315
Total Assets	$88,449	$75,204
Current Liabilities
Accounts payable	$9,550	$10,258
Accrued payroll and other liabilities	8,295	7,107
Accrued tariffs	1,800	1,713
Customer deposits	231	201
Uncertain tax position liability	91	91
Notes payable, current portion, net of debt issuance costs	21,837	19,683
Operating lease liability, current portion	1,682	1,288
Financing lease liability, current portion	37	36
Total Current Liabilities	43,523	40,377
Long-Term Liabilities
Warrant liabilities	4,227	4,463
Accrued expenses-long term	69	152
Operating lease liability, net of current portion	22,763	2,234
Financing lease liability, net of current portion	56	66
Total Long-Term Liabilities	27,115	6,915
Total Liabilities	70,638	47,292
Commitments and Contingencies (See Note 5)
Stockholders’ Equity
Preferred stock, 5,000,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, 250,000,000 shares at $0.0001 par value, authorized, 60,260,282 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	6	6
Additional paid in capital	69,711	69,445
Accumulated deficit	(51,906)	(41,539)
Total Stockholders’ Equity	17,811	27,912
Total Liabilities and Stockholders’ Equity	$88,449	$75,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2024 and 2023

(in thousands, except share and per share data)

	For The Three Months Ended March 31,
	2024	2023

Net Sales	$12,505	$18,791

Cost of Goods Sold	9,454	14,124

Gross Profit	3,051	4,667

Operating Expenses
Research and development	1,333	880
General and administrative	4,813	9,495
Selling and marketing	2,744	4,184

Total Operating Expenses	8,890	14,559

Loss From Operations	(5,839)	(9,892)

Other Income (Expense)
Interest expense, net	(4,760)	(3,856)
Other expense	(4)	-
Change in fair market value of warrant liability	236	18,523
Total Other Income (Expense)	(4,528)	14,667

Net (Loss) Income Before Taxes	(10,367)	4,775

Income Tax (Benefit) Expense	-	-

Net (Loss) Income	$(10,367)	$4,775

Net (loss) income Per Share- Basic	$(0.17)	$0.11
Net (loss) income Per Share- Diluted	$(0.17)	$0.10

Weighted Average Number of Shares - Basic	60,260,282	45,104,515
Weighted Average Number of Shares - Diluted	60,260,282	48,455,996

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of STockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(in thousands, except share data)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	(Deficit)	Total

Balance -January 1, 2023	43,272,728	4	38,461	(27,722)	10,743

Net Income	-	-	-	4,775	4,775
Common stock issued in public offering (ATM), net of costs	73,500	-	597	-	597
Exercise of stock options	36,009	-	93	-	93
Exercise of public warrants	64,971	-	747	-	747
Cashless exercise of liability classified warrants	2,348,294	1	10,166	-	10,167
Stock compensation expense	-	-	4,487	-	4,487

Balance - March 31, 2023	45,795,502	$5	$54,551	$(22,947)	$31,609

Balance - January 1, 2024	60,260,282	$6	$69,445	$(41,539)	$27,912

Net loss	-	-	-	(10,367)	(10,367)
Stock compensation expense	-	-	266	-	266

Balance - March 31, 2024	60,260,282	$6	$69,711	$(51,906)	$17,811

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(in thousands)

	2024	2023
Cash flows from Operating Activities
Net (Loss) Income	$(10,367)	$4,775
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities
Stock based compensation	266	4,487
Amortization of debt discount	894	219
Change in fair market value of warrant liability	(236)	(18,523)
Non-cash interest expense (paid-in kind)	1,260	1,238
Provision for credit losses	47	52
Depreciation and amortization	332	297
Amortization of right of use of assets	422	308
Loss on disposal of property and equipment	-	116
Changes in Assets and Liabilities
Accounts receivable	(655)	(1,577)
Inventory	5,200	(1,966)
Prepaid expenses	(71)	(196)
Prepaid inventory	(87)	299
Other current assets	(591)	(129)
Income taxes payable	174	-
Accounts payable and accrued expenses	(100)	6,465
Accrued tariffs	87	117
Customer deposits	30	180
Total Adjustments	6,972	(8,613)
Net Cash Used in Operating Activities	(3,395)	(3,838)

Cash Flows From Investing Activities
Purchase of property and equipment	(817)	(589)
Net Cash Used in Investing Activities	(817)	(589)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows (continued)

For the Three Months Ended March 31, 2024 and 2023

(in thousands)

(continued from previous page)	2024	2023
Cash Flows From Financing Activities
Proceeds from public offering, net	-	597
Proceeds from note payable, related party	2,700	1,000
Repayment of note payable, related party	(2,700)	-
Proceeds from exercise of public warrants	-	747
Proceeds from exercise of options	-	93
Net Cash Provided by Financing Activities	-	2,437

Net Decrease in Cash and cash equivalents	(4,212)	(1,990)
Cash and cash equivalents - beginning of period	12,713	17,781
Cash and cash equivalents - end of period	$8,501	$15,791

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,390	$2,003
Supplemental Non-Cash Items
Purchases of property and equipment, not yet paid	$412	$352
Recognition of right of use asset obtained in exchange for operating lease liability	$21,095	$-
Cashless exercise of liability classified warrants	$-	$10,167

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Principles of consolidation

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed consolidated financial statements should be read along with the 10-K filed with the SEC on April 16, 2024 (as amended April 29, 2024, the “Annual Report”) of the Company for the annual period ended December 31, 2023. The consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of and for the year then ended.

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

During the three months ended March 31, 2024 and 2023, the Company incurred losses from operations and had negative cash flow from operations. As of March 31, 2024, the Company had $8,501 in cash and cash equivalents and working capital of $4,168. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements.

In connection with the Company’s senior secured term loan facility in an aggregate principal amount of $75,000 (the “Term Loan”), the Company is obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures (See Note 6). On March 31, 2024, the Company obtained a waiver from the Term Loan administrative agent and lenders of its failures to satisfy the liquidity requirement under the Term Loan for the quarter ended March 31, 2024. If the Company is unable to obtain a waiver or if the Company is unable to comply with such covenants, the lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company held no Cash Equivalents.

From time to time the Company has amounts on deposit with financial institutions that exceed federally insured limits. The Company has not experienced any significant losses in such accounts.

Accounts Receivable

The Company’s trade receivables are recorded when billed and represent claims against third parties that will be settled in cash. Generally, payment is due from customers within 30- 90 days of the invoice date and the contracts do not have significant financing components. Trade accounts receivables are recorded gross and are net of any applicable allowance. The allowance for credit losses as of March 31, 2024 and December 31, 2023 were not material.

Inventory

Inventories (Note 4), which consist of raw materials and finished goods, are stated at the lower of cost (first in, first out) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. The inventory reserve as of March 31, 2024 and December 31, 2023 is immaterial.

Use of Estimates

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company utilizes the use of estimates in its calculations for the reserve for obsolete or slow moving inventory, right of use assets, warrant liability, equity based compensation, and income taxes.

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

The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. Payment terms for distributors and OEMs are typically due within 30-90 days after shipment. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of March 31, 2024 and December 31, 2023, the contract liability related to the Company’s customer deposits are $231 and $201, respectively.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (Continued)

The Company recognized $134 of the contract liability as of December 31, 2023 during the three months ended March 31, 2024. The Company recognized $211 of the contract liability as of December 31, 2022 during the three months ended March 31, 2023.

Disaggregation of Revenue

The following table present our disaggregated revenues by distribution channel:

	For the Three Months Ended
	March 31
	2024	2023
Sales
Direct to Customer	5,203	10,038
Original equipment manufacturer	7,302	8,753
Total	$12,505	$18,791

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

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. The Company estimates, based upon a review of historical warranty claim experience, the costs that may be incurred under its warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation at March 31, 2024 and December 31, 2023 to be $414 and $307, respectively.

	March 31, 2024	December 31, 2023
Beginning warranty obligation	307	328
Provision of warranty expense	197	397
Settlement of warranty claims	(90)	(418)
Ending warranty obligation	$414	$307

Concentrations

As of March 31, 2024, receivables from Customer A, Customer B and Customer C comprised approximately 22%, 14% and 12%, respectively, of accounts receivable. As of December 31, 2023, receivables from Customer D and Customer E comprised approximately 28% and 10%, respectively, of accounts receivable.

For the three months ended March 31, 2024, sales from Customer A accounted for approximately 16% of the Company’s total revenue. For the three months ended March 31, 2023, sales from Customer B accounted for approximately 26% of the Company’s total revenue.

As of March 31, 2024, payables to Vendor A comprised approximately 60% of accounts payables. As of December 31, 2023, payables to Vendor A comprised approximately 65% of accounts payables.

For the three months ended March 31, 2024, Vendor A accounted for approximately 12% of the Company’s total purchases. For the three months ended March 31, 2023, Vendor B and Vendor C accounted for approximately 38% and 10%, respectively, of the Company’s total purchases.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock based compensation arrangements with employees and non employee consultants using a fair value method which requires the recognition of compensation expense for costs related to all stock based payments, including stock options (Note 11). The fair value method requires the Company to estimate the fair value of stock based payment awards to employees and non employees on the date of grant using an option pricing model. Stock based compensation costs are based on the fair value of the underlying option calculated using the Black Scholes option pricing model and recognized as expense on a straight line basis over the requisite service period, which is the vesting period. Restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. The Company measures equity based compensation awards granted to non employees at fair value as the awards vest and recognizes the resulting value as compensation expense at each financial reporting period.

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

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has a liability of $91 as of March 31, 2024, and December 31, 2023, respectively, of uncertain tax positions.

The Company’s accounting policy is to include penalties and interest related to income taxes if any, in selling, general and administrative expenses. The Company regularly assesses the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net (Loss) Income per Common Share

Basic net (loss) income per share is calculated by dividing net (loss) earnings by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is calculated using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock.

The weighted-average number of common shares included in the computation of diluted net (loss) income gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and warrants.

Common stock equivalent shares are excluded from the computation of diluted net (loss) income per share if their effect is antidilutive. In periods in which the Company reports a net loss, diluted net loss per share is generally the same as basic net loss per share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company’s control over the use of that identified asset. The Company elected, as allowed under FASB ASU 2016-02, Leases (“ASC 842”), to not recognize leases with a lease term of one year or less on its balance sheet. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets and current and non-current lease liabilities, as applicable.

Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s Chief Executive Officer to make decisions with respect to resource allocation and assessment of performance. To date, the Company has viewed its operations and manages its business as one operating segment.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and these accompanying notes. The reclassifications did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures. The impact on any prior period disclosures was immaterial.

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 3 - Fair Value Measurements (continued)

The following table presents assets and liabilities that were measured at fair value in the Condensed Consolidated Balance Sheets on a recurring basis as of March 31, 2024:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of March 31, 2024
Liabilities
Warrant liability- Term Loan	$1,010	$1,010	$-	$-	$1,010
Warrant liability- June Public Offering	3,214	3,214	-	-	3,214
Warrant liability- Private Placement Warrants	3	3	-	3	-
Total liabilities	$4,227	$4,227	$-	$3	$4,224

The following table presents assets and liabilities that were measured at fair value in the Condensed Consolidated Balance Sheets on a recurring basis as of December 31, 2023:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of December 31, 2023
Liabilities
Warrant liability- Term Loan	$1,014	$1,014	$-	$-	$1,014
Warrant liability- June Public Offering	3,434	3,434	-	-	3,434
Warrant liability- Private placement warrants	15	15	-	15	-
Total liabilities	$4,463	$4,463	$-	$15	$4,448

The carrying amounts of accounts receivable and accounts payable are considered level 1 and approximate fair value as of March 31, 2024 and December 31, 2023 because of the relatively short maturity of these instruments.

The carrying value of the term loan as of March 31, 2024 and December 31, 2023 approximates fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt and is considered level 2.

Level 3 Roll forward

Fair value measurements categorized within Level 3 are sensitive to changes in assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

The changes for Level 3 items measured at fair value on recurring basis using significant unobservable inputs are as follows:

	Warrant Liability - Term Loan	Warrant liability- June Public Offering
Fair value as of January 1, 2024	$1,014	$3,434
Change in fair value, gain included in net loss(1)	(4)	(220)
Fair value as of March 31, 2024	$1,010	$3,214

Warrant Liability - Term Loan
Fair value as of January 1, 2023	$30,841
Warrant exercises	(8,822)
Change in fair value, gain included in net loss(1)	(17,998)
Fair value as of March 31, 2023	$4,021

(1)	Changes in fair value of warrant liabilities are disclosed separately in the Condensed Consolidated Statements of Operations

Note 4 - INVENTORY

Inventory consists of the following:

	March 31, 2024	December 31, 2023
Raw material	$26,995	$31,604
Finished goods	6,583	7,174
Total inventory	$33,578	$38,778

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

Operating Leases

The Company has leases related to the main office, warehouse space, research and development lab, engineering office, and sales office, all located in Reno, Nevada. The leases require annual escalating monthly payments ranging from $118 to $361. On February 2, 2022, the Company entered into a 124-month lease agreement in Reno, Nevada. The lease calls for monthly base rent of $230, $23 of fixed operating expense costs, and estimated monthly property taxes of $21. The monthly base rent and fixed operating expense costs are subject to escalation of 3% and 2.4%, respectively, on an annual basis. A certificate of substantial completion has been issued and the lease commencement date was March 25, 2024. The monthly rent under the lease will begin July 24, 2024.

The following table presents the breakout of the operating leases as of:

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$23,988	$3,315
Short-term operating lease liabilities	1,682	1,288
Long-term operating lease liabilities	22,763	2,234
Total operating lease liabilities	$24,445	$3,522
Weighted average remaining lease term	9.29 years	2.6 years
Weighted average discount rate	7.75%	5.2%

Assumptions used in determining our incremental borrowing rate include the Company’s implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At March 31, 2024, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2024(1)	$2,460
December 31, 2025	4,267
December 31, 2026	3,810
December 31, 2027	3,004
December 31, 2028	3,094
Thereafter	19,070
Total lease payments	35,705
Less imputed interest	11,260
Total operating lease liabilities	$24,445

(1)	Represents scheduled payments for the remaining nine-month period ending December 31, 2024.

		For The Three Months Ended March 31,
Lease cost	Classification	2024	2023
Operating lease cost	Cost of goods sold	$350	$347
Operating lease cost	Research and development	23	22
Operating lease cost	General and administration	270	12
Operating lease cost	Selling and marketing	12	12
Total lease cost		$655	$393

All lease costs included in the schedule above are fixed.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 5 – Commitments and Contingencies (continued)

Financing Leases

The Company entered into finance lease agreements for equipment to support the Company’s operations. Payments under the finance lease agreements are fixed for a term of 3-5 years. The leased assets are recognized in property plant & equipment.

The following table presents the breakout of the financing leases as of:

	March 31, 2024	December 31, 2023
Finance lease right-of-use assets	$99	$106
Short-term finance lease liabilities	37	36
Long-term finance lease liabilities	56	66
Total finance lease liabilities	$93	$102
Weighted average remaining lease term	2.5 years	2.7 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At March 31, 2024, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2024(1)	$31
December 31, 2025	41
December 31, 2026	24
December 31, 2027	4
Total lease payments	100
Less imputed interest	7
Total operating lease liabilities	$93

(1)	Represents scheduled payments for the remaining nine-month period ending December 31, 2024.

Other Contingencies

See Note 7 for further discussion regarding contingent consideration arising from the April 2022 Asset Purchase agreement with Thomason Jones Company, LLC.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - LONG TERM DEBT

Term Loan Agreement

On October 7, 2022 (the “Closing Date”), in connection with the merger, CNTQ, Legacy Dragonfly and CCM Investments 5 LLC, an affiliate of CCM LLC (“CCM 5”, and in connection with the Term Loan, the “Chardan Lender”), and EICF Agent LLC (“EIP”) entered into the Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”) setting forth the terms of the Term Loan. The Chardan Lender backstopped its commitment under the Debt Commitment Letter by entering into a backstop commitment letter, dated as of May 20, 2022 (the “Backstop Commitment Letter”), with a certain third party financing source (the “Backstop Lender” and collectively with EIP, the “Term Loan Lenders”), pursuant to which the Backstop Lender committed to purchase from the Chardan Lender the aggregate amount of the Term Loan held by the Chardan Lender (the “Backstopped Loans”) immediately following the issuance of the Term Loan on the Closing Date. Pursuant to an assignment agreement, the Backstopped Loans were assigned by CCM 5 to the Backstop Lender on the Closing Date.

Pursuant to the terms of the Term Loan Agreement, the Term Loan was advanced in one tranche on the Closing Date. The proceeds of the Term Loan were used (i) to refinance on the Closing Date prior indebtedness (including the obligations underlying the Trust Indenture), (ii) to support the merger and related transactions under the merger agreement, (iii) for working capital purposes and other corporate purposes, and (iv) to pay any fees associated with transactions contemplated under the Term Loan Agreement and the other loan documents entered into in connection therewith, including the transactions described in the foregoing clauses (i) and (ii) and fees and expenses related to the merger. The Term Loan amortizes in the amount of 5% per annum (or $937.5 on the first day of each calendar quarter) beginning 24 months after the Closing Date and matures on the fourth anniversary of the Closing Date (“Maturity Date”). The Term Loan accrues interest (i) until April 1, 2023, at a per annum rate equal to the adjusted Secured Overnight Financing Rate (“SOFR”) plus a margin equal to 13.5%, of which 7% will be payable in cash and 6.5% will be paid in kind, (ii) thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company, which will be paid in kind and (iii) at all times thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5% payable in cash, depending on the senior leverage ratio of the consolidated company. In each of the foregoing cases, adjusted SOFR will be no less than 1%.

In addition to optional prepayments by the Company upon written notice, the Term Loan Agreement provides for mandatory prepayments upon receipt of proceeds from certain transactions or casualty events. The Company is required to prepay the Term Loan based on excess cash flow, as defined in the agreement, beginning with the financial statements for the year ended December 31, 2023.

During the year ended December 31, 2023, the Company prepaid the first four installments of the Term Loan which amounted to $5,275 and pushed back the first principal payment to October 2025.

In connection with the entry into the Term Loan Agreement, and as a required term and condition thereof, the Company issued (i) the penny warrants to the Term Loan Lenders exercisable to purchase an aggregate of 2,593,056 and (ii) the $10 warrants to issue warrants to the Term Loan Lenders exercisable to purchase an aggregate of 1,600,000 shares of common stock at $10 per share. Refer to Note 9 for further information.

Unless the obligations under the Term Loan are accelerated under the terms of the agreement, the maturity date will be October 7, 2026.

The Term Loan Lenders have been granted a first priority lien, and security interest in, the mortgaged properties underlying the Company’s mortgages.

During the three months ended March 31, 2024 and 2023, a total of $3,701 and $3,496, respectively, of interest expense was incurred under the debt. Amortization of the debt issuance costs amounted to $894 and $219, respectively, during the three months ended March 31, 2024 and 2023.

The carrying balance of $21,837 on March 31, 2024 consisted of $69,725 in principal, plus $7,389 PIK interest, less $55,277 in unamortized debt discount related to the debt issuance costs. The carrying balance of $19,683 on December 31, 2023 consisted of $69,725 in principal, plus $6,130 PIK interest, less $56,172 in unamortized debt discount related to the debt issuance costs.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Long Term Debt (continued)

Term Loan Agreement (continued)

Financial Covenants

The Company is subject to restrictive financial covenants pertaining to Maximum Senior Leverage Ratio, Liquidity, Fixed Charge Coverage Ratio, and Capital Expenditures as defined in the Term Loan Agreement. As of March 31, 2024, the Company was not in compliance with our financial covenants pertaining to the fixed charge coverage ratio, liquidity, and the maximum senior leverage ratio. On March 31, 2024, the Company received a waiver from its Administrative Agent and Term Loan Lenders in regards to its compliance with the liquidity requirement under the Term Loan as of the last day of the quarter ended March 31, 2024. If the Company is unable to obtain a waiver or if the Company is unable to comply with such covenants, the lenders have the right to accelerate the maturity of the Term Loan. Because of this, the entire debt is classified as current instead of long-term debt.

At March 31, 2024, the future debt maturities are as follows:

For Year Ended December 31,
2024	-
2025	938
2026	78,703
Total	79,641
Less: Estimated interest paid-in-kind	(2,527)
Total debt	77,114
Less: Unamortized debt issuance costs	(55,277)
Total carrying amount	21,837
Less: Current portion of debt	(21,837)
Total long-term debt	$-

Note 7 - ASSET PURCHASE AGREEMENT

Thomason Jones Company, LLC

In April 2022, the Company entered into an Asset Purchase Agreement with William Thomason, Richard Jones, and Thomason Jones Company, LLC whereby the Company acquired inventory and intellectual property assets for a price not to exceed $700 cash plus contingent payments of $1,000 each to William Thomason and Richard Jones (the “Earn Out”). The transaction was determined to be a business combination under the guidance in FASB ASC 805: Business Combinations. The Company followed the guidance under ASC 805-10-55 and determined the contingent consideration to be separate from the business combination and the earn out to be recognized as contingent compensation to Mr. Thomason and Mr. Jones as the contingency became probable of being met. The Company concluded the purchase price to be $444 and was allocated in its entirety to inventory.

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

The Company has determined that this arrangement constitutes compensation for post-acquisition services. Consequently, the Company has recognized this contingent consideration as a compensation expense, measured at its fair value at the acquisition date. The fair value was determined using a probability weighted expected outcome approach, considering the likelihood of reaching the gross sales target.

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 8 - RELATED PARTY

On October 25, 2022, the Company entered into a separation and release of claims agreement with its Chief Operating Officer (“COO”). As consideration for the COO’s execution of the agreement, the Company agreed to pay the employee a lump sum payment of $100 which is included in general and administrative expenses in the statements of operations, payments equivalent to $1,000 divided into 24 monthly payments commencing on December 1, 2022, and all outstanding equity-based compensation awards to become fully vested and exercisable. The COO shall have 12 months from the termination date to exercise outstanding options. The twelve (12) month period ended on November 7, 2023 in which the COO exercised 100,000 options and 76,316 options expired.

In February 2023, the Company entered into an agreement with its former COO in which the COO waived their rights to a transaction bonus resulting from the merger transaction in lieu of a Company van. The Company accounted for the cost of the van as an employee bonus, resulting in $116 of general and administrative expense for the prior year.

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

Note 9 - WARRANTS

Common Stock Warrants classified as Equity

Public Warrants

The Company’s Public Warrants are classified as equity as of March 31, 2024 and March 31, 2023 there were 9,487,500 Public Warrants issued and outstanding.

During the three months ended March 31, 2024, no public warrants were exercised.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (Continued)

Common Stock Warrants classified as Liability

Private Placement Warrants

On October 7, 2022, in connection with the merger, the Company assumed the outstanding private placement warrants of CNTQ. There were no Private Placement Warrants outstanding prior to the merger. The Private Placement Warrants (the “Private Warrants”) may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holders’ option and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement). The Private Warrants may not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of, the Private Warrants (or any securities underlying the Private Warrants) for a period of one hundred eighty (180) days following the effective date of the Registration Statement to anyone other than any member participating in the Public Offering and the officers or partners thereof, if all securities so transferred remain subject to the lock-up restriction for the remainder of the time period. During the year ended December 31, 2023, private placement warrant holders exercised 3,126,472 warrants on a cashless basis, with the Company agreeing to issue 1,100,000 shares of Common Stock in connection with such exercise. There were 1,501,386 private warrants outstanding as of March 31, 2024 and December 31, 2023, respectively. The Company accounts for the Private Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private warrants do not meet the criteria for equity treatment thereunder, each private warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date.

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Penny Warrants:

	As of March 31, 2024	As of December 31, 2023
Common stock price	$0.54	$0.54
Exercise price	0.01	0.01
Dividend yield	0%	0%
Term	8.52 -9.75	10
Volatility	96.00%	96.00%
Risk-free rate	4.20%	3.90%
Fair value	$0.54	$0.54

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Investor Warrants issued in the June 2023 Offering:

	As of March 31, 2024	As of December 31, 2023
Common stock price	$0.54	$0.54
Exercise price	$2.00	$2.00
Dividend yield	0%	0%
Term	4.23	4.48
Volatility	104.00%	106.00%
Risk-free rate	4.30%	3.90%
Fair value	$0.29	$0.31

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (continued)

Term Loan Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2024	1,884,510
Exercise of warrants	-
Warrants issued	-
Warrants Outstanding, March 31, 2024	1,884,510

Investor Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2023	11,131,900
Issuance of warrants	-
Exercise of warrants	-
Warrants outstanding, March 31, 2024	11,131,900

Note 10 - COMMON STOCK

No dividends on common stock had been declared by the Company.

For the three months ended March 31, 2024 and 2023, the Company had reserved shares of common stock for issuance as follows:

	March 31, 2024	March 31, 2023
Options issued and outstanding	2,315,299	3,731,392
Common stock outstanding	60,260,282	45,795,502
Warrants outstanding	24,510,575	12,266,971
Earnout shares	40,000,000	40,000,000
Shares available for future issuance	10,986,525	4,319,309
Total	138,072,681	106,113,174

ChEF Equity Facility

The Company and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (the “Purchase Agreement”) and a Registration Rights Agreement in connection with the merger. Pursuant to the Purchase Agreement, the Company has the right to sell to CCM LLC an amount of shares of Common Stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the Purchase Agreement. In addition, the Company appointed LifeSci Capital, LLC as “qualified independent underwriter” with respect to the transactions contemplated by the Purchase Agreement. Under the terms of the Purchase Agreement, the Company issued 73,500 shares pursuant to the Purchase Agreement with CCM LLC for aggregate net proceeds to the Company of $597 from the period January 1, 2023 through March 31, 2023. No issuances have occurred for the period of January 1, 2024 through March 31, 2024.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - STOCK-BASED COMPENSATION

Share-based compensation expense for options and RSUs totaling $266 and $4,487 was recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively. Of the $266 of share-based compensation incurred during the three months ended March 31, 2024, $32 is allocated to cost of goods sold, $65 to research and development, $60 to selling and marketing, and $109 to general and administrative expenses. Of the $4,487 of share-based compensation incurred during the three months ended March 31, 2023, $36 is allocated to cost of goods sold, $29 to research and development, $856 to selling and marketing, and $3,566 to general and administrative expenses.

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

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value

Balances, January 1, 2024	2,364,787	$2.69	$1.57	7.60	$60
Options granted	-	-	-		-
Options forfeited	(49,488)	3.11	1.77		-
Options exercised	-	-	-		-
Balances, March 31, 2024	2,315,299	$2.68	$1.56	6.42	$60

At March 31, 2024
Vested and Exercisable	1,651,913	$2.46		6.34	$60
Vested and expected to vest	2,315,299	$2.68		6.42	$60

Restricted Stock Units

On February 10, 2023, the Company granted 461,998 restricted stock units under the 2022 plan which vest immediately. The fair value of the restricted stock units on the date of grant was $3,464 and was recorded as compensation expense during the three months ended March 31, 2023. On February 5, 2024, the Company granted 220,000 restricted stock units of which 100,000 vested immediately. The fair value of the 220,000 restricted stock units was $95 and an expense of $45 was recorded as compensation expense during the three months ended March 31, 2024.

The following table presents the restricted stock units activity for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Fair Market Value

Unvested shares, January 1, 2024	47,000	$2.69
Granted and unvested	220,000	0.43
Vested	(104,875)	2.34
Unvested shares, March 31, 2024	162,125	$0.97

As of March 31, 2024, there were 10,986,525 shares of unissued authorized and available for future awards under the 2022 Equity Incentive Plan and Employee Stock Purchase Plan.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - SUPPLIER AGREEMENT

On May 9, 2023, Ioneer Rhyolite Ridge LLC, or the seller, an emerging lithium-boron producer, and the Company announced a commercial offtake agreement partnership whereby the seller is developing the Rhyolite Ridge Project which, once completed, is expected to produce 20 ktpa of lithium carbonate, and 174 ktpa of boic acid (the “project”). Beginning on the Supply Start Date which is the date the seller notifies the Company that the project is fully completed and commissioned in accordance with the engineering, procurement and construction contract, and for the duration of the supply period, the Company shall purchase and receive product from seller, on the terms and conditions of the agreement. The agreement calls for a minimum annual purchase requirement. The agreement becomes effective when the seller has informed the Company that the seller has made a positive financial investment decision in respect of the project.

Note 13 - (LOSS) INCOME PER SHARE

(Loss) Income per Common Share

The following table sets forth the information needed to compute basic and diluted net (loss) income per share for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Basic Net (Loss) Income per common share:
Net (Loss) Income	$(10,367)	$4,775
Weighted average number of common shares-basic	60,260,282	45,104,515
Net (Loss) Income per share, basic	$(0.17)	$0.11

Diluted Net (Loss) Income per common share:
Net (Loss) Income available to common stockholders	$(10,367)	$4,775
Weighted average number of common shares-basic	60,260,282	45,104,515
Dilutive effect related to stock options and warrants	-	3,351,481
Weighted average diluted shares outstanding	60,260,282	48,455,996
Net (Loss) Income per share, diluted	$(0.17)	$0.10

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	March 31, 2024	March 31, 2023
Warrants	24,510,575	10,923,915
Restricted stock units	162,125	111,015
Options	2,315,299	-
Weighted average number of common shares-basic	26,987,999	11,034,930

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has revised the previously issued financial statements for the quarter ended March 31, 2023 for the underpayment of tariffs to U.S. Customs and Border Protection (“CBP”) related to the improper classification and valuation of certain of the products used in its batteries. The Company has reported the underpayment to CBP. The underpayment of tariffs was primarily the result of utilizing an improper tariff rate. The additional amount of the tariffs was allocated between inventory and cost of goods sold based on the status of imported items (i.e. included in the inventories held vs included in the inventories already sold to customers).

In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to any prior annual or interim financial statements. Notwithstanding this conclusion, management has revised the accompanying condensed consolidated financial statements for the quarter ended March 31, 2023 and related notes included herein to correct this error for the financial statements for the quarter ended March 31, 2023 presented.

The following tables present the effect of correcting this error on the Company’s previously issued financial statements.

	For the Period Ended March 31, 2023
Consolidated Statements of Operations	As previously reported	Adjustment	As revised
Cost of Goods Sold	14,048	76	14,124
Gross Profit	4,743	(76)	4,667
Loss From Operations	(9,816)	(76)	(9,892)
Interest Expense	(3,815)	(41)	(3,856)
Income Before Taxes	4,892	(117)	4,775
Net Income	4,892	(117)	4,775
Net Income per share - Basic	(0.11)	(0.0)	(0.11)
Net Income per share – Diluted	(0.10)	(0.0)	(0.10)

	For the Period Ended March 31, 2023
Consolidated Statements of Cash Flows	As previously reported	Adjustment	As revised
Net Income	4,892	(117)	4,775
Change in Accrued Tariffs	-	117	117

	For the Period Ended March 31, 2023
Consolidated Statements of Stockholders’ Equity	As previously reported	Adjustment	As revised
Accumulated Deficit - January 1, 2023	(27,133)	(589)	(27,722)
Net Income	4,892	(117)	4,775
Accumulated Deficit - March 31, 2023	(22,241)	(706)	(22,947)

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 15 - SUBSEQUENT EVENTS

On April 17, 2024, the Company issued 3,428 shares in exchange for 4,875 vested RSU’s less shares deducted to cover taxes. On April 24, 2024, the Company issued 244,774 shares in connection with its Employee Stock Purchase Plan for a total consideration of approximately $112. On April 30, 2024, the Company issued 992 shares as a result of exercised stock options upon the receipt of proceeds of approximately $1.

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

On April 12, 2024, the Company issued a total of 836,295 RSUs to the following employees: (i) 567,407 RSUs to the Chief Executive Officer; (ii) 181,481 RSUs to the Chief Revenue Officer; and (iii) 87,407 RSUs to the Chief Marketing Officer. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. In addition to the RSU awards, the Board also approved the following cash awards to the above referenced employees: (i) $511 to the Chief Executive Officer; (ii) $163 to the Chief Revenue Officer; and (iii) $79 to the Chief Marketing Officer. Each of the approved cash awards will not be paid out to the employees until the Company has achieved a minimum cash balance of $30,000, and are subject to each employee’s continued employment on the date of payment.

On April 12, 2024, the board of directors authorized the issuance of 222,222 RSUs to each director in connection with their service as directors for the year ended December 31, 2023. The RSUs will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary date of their issuance, subject to the directors continued service on with the Company on each vesting date.

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

On April 29, 2024, the Company obtained a waiver from the Term Loan administrative agent and lenders in regard to the Company’s compliance with the liquidity requirement under the Term Loan as of the last day of the fiscal month ended April 30, 2024.

On May 13, 2024, the Company received a waiver from its Administrative Agent and Term Loan Lenders (the “May 2024 Waiver”) in regards to its compliance with the  to satisfy the Senior Leverage Ratio and Fixed Charge Coverage Ratio tests (the “Tests”) as of the last day of the quarter ended March 31, 2024 from the Term Loan Lenders in regards to its compliance with the Tests as of the last day of the quarter ended March 31, 2024. The May 2024 Waiver provided for a one-time issuance of penny warrants (the “May 2024 Penny Warrants”) to purchase up to 2,550,000 shares of the Company’s common stock, par value $0.0001 per share (the “May 2024 Penny Warrant Shares”), at an exercise price of $0.01 per share, in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended March 31, 2024. The May 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024, as amended April 29, 2024 (the “Annual Report”), particularly those under “Risk Factors.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. Please see “Part I-Item 1A-Risk Factors” of our Annual Report, for additional risks which could adversely impact our business and financial performance.

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

Overview

Our Business

We are a manufacturer of non-toxic deep cycle lithium-ion batteries that are designed to displace lead acid batteries in a number of different storage applications and end markets including recreational vehicle (“RV”), marine vessel, and solar, oil and gas and off-grid industries, with disruptive solid-state cell technology currently under development.

Since 2020, we have sold over 300,000 batteries. For the quarters ended March 31, 2024, and March 31, 2023, we sold 11,098 and 20,331 batteries, respectively, and had $12.5 million and $18.8 million in net sales, respectively. We currently offer a line of batteries across our “Battle Born” and “Dragonfly” brands, each differentiated by size, power and capacity, consisting of seven different models, four of which come with a heated option. We primarily sell “Battle Born” branded batteries directly to consumers (“DTC”) and “Dragonfly” branded batteries to original equipment manufacturers (“OEMs”).

Our decrease in sales is a reflection of weaker demand from both OEM and DTC customers in our core RV and marine markets due to rising interest rates and inflation. Our RV OEM customers currently include Keystone, THOR, Airstream, and REV, and we are in ongoing discussions with a number of additional RV OEMs to further increase adoption of our products. Related efforts include seeking to have RV OEMs “design in” our batteries as original equipment and entering into arrangements with members of the various OEM dealer networks to stock.

We currently source the lithium iron phosphate (“LFP”) cells incorporated into our batteries from a limited number of carefully selected suppliers that can meet our demanding quality standards and with whom we have developed long-term relationships.

In May 2024, we announced that we achieved full certification for our energy storage products to be deployed for use in oil & gas operations in North America. As a result of this certification, we are working Connexa Energy Company (“Connexa”) to deliver a power product to Alegacy Equipment, a market leading natural gas compressor package company, and their affiliate Agnes Systems. The power system, which Connexa expects to integrate, are expected to be used in natural gas compression equipment to reduce methane emissions across the oilfield. We expect the first of these systems to be deployed in the third quarter of 2024 and this business line to begin contributing to net sales by the fourth quarter of 2024.

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

In addition, we have successfully developed innovative manufacturing processes for dry-electrode manufacturing of lithium-ion cells, and continue development efforts relating to next-generation solid-state technology. Since our inception, we have built a comprehensive patent portfolio around our proprietary dry-electrode battery manufacturing process, which eliminates the use of harmful solvents and energy-intensive drying ovens compared to traditional methods. This translates to significant environmental and cost benefits, including reduced energy consumption, smaller space requirements, and a lower carbon footprint.

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

As of March 31, 2024, we had cash totaling $8.5 million. Our net loss for the quarter ended March 31, 2024 was $10.4 million and our net income for the quarter ended March 31, 2023 was $4.8 million. As a result of becoming a publicly traded company, we continue to need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to continue to incur additional expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees. As discussed under “Liquidity and Capital Resources” below, we expect that we will need to raise additional funds, including through the use of our $150 million equity facility (the “ChEF Equity Facility”) with Chardan Capital Markets LLC (“CCM LLC”) and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects.

ChEF Equity Facility

We intend to opportunistically use the ChEF Equity Facility to help maintain minimum cash balances required by the lenders as we continue to execute on growing the business through product releases, customer/market expansion, and R&D milestones. We expect to use the ChEF Equity Facility as a regular source of funds over the next twelve months and our available share balance increases, allowing for more consistent purchases under the ChEF Equity Facility. Use of the ChEF Equity Facility may adversely affect us, including the market price of our common stock and future issuances may be dilutive to existing stockholders.

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

As part of the June 2023 Offering, the Underwriters partially exercised their over-allotment option in the amount of 1,405,000 shares of common stock and Investor Warrants to purchase 1,405,000 shares of common stock. The June 2023 Offering closed on June 22, 2023. The aggregate net proceeds from this offering, including the partial over-allotment option, was approximately $20.7 million.

December 2023 Private Placement

On December 29, 2023, we received a waiver (the “December 2023 Waiver”) from the Term Loan Lenders (as defined below) in regards to our compliance with the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements (the “Tests”) under the Term Loan (as defined below) as of the last day of the quarter ended December 31, 2023. The December 2023 Waiver provided for a one-time issuance of penny warrants (the “December 2023 Penny Warrants”) to purchase up to 1,286,671 shares of our common stock, at an exercise price of $0.01 per share, in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended December 31, 2023. The December 2023 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

May 2024 Private Placement

On May 13, 2024, we received a waiver (the “May 2024 Waiver”) from the Term Loan Lenders in regards to our compliance with the Tests as of the last day of the quarter ended March 31, 2024. The May 2024 Waiver provided for a one-time issuance of penny warrants (the “May 2024 Penny Warrants”) to purchase up to 2,550,000 shares of our common stock (the “May 2024 Penny Warrant Shares”), at an exercise price of $0.01 per share, in connection with the Term Loan Lender’s agreement to waive the Tests under the Term Loan for the quarter ended March 31, 2024. The May 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

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

Demand from end market consumers is impacted by a number of factors, including fuel costs and energy demands (including an increasing trend towards the use of green energy), as well as overall macro-economic conditions, such as interest rates and inflation. Sales of our batteries have benefited from the increased adoption of the RV lifestyle, the demand for and inclusion of additional appliances and electronics in RVs, and the accelerating trend of solar power adoption among RV customers. However, rising fuel costs and other macro-economic conditions have caused a downward shift in decisions taken by end market consumers around spending in the RV market and in July 2023, we were notified by our largest RV OEM customer that, due to weaker demand for its products and their subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers. While this customer is not moving to a different solution or competitor, as a result in this change in strategy there was a material limiting effect on our revenue in 2023. Based on our discussions with customers and current forecast projections, we expect our revenue in the RV market to increase in the second half of 2024.

While a significant portion of our sales come from the RV market, we also offer targeted solutions using the same products for the marine market. These solutions cater to OEMs and consumers alike, addressing the power needs of various vessels like sailboats, powerboats, and fishing boats (center console and bass). We have worked closely to follow ABYC (American Boat & Yacht Council) Standards to develop systems that adhere to the recent ABYC E-13 Guidelines (Standards for Lithium Batteries).

Our strategy includes plans to expand into new end markets that we have identified as opportunities for our LFP batteries, including medium and heavy duty trucking, specialty and work vehicles, solar integration, oil and gas, industrial, rail, material handling, and emergency and standby power in the medium term, and data centers, telecom and distributed on-grid storage in the longer term. We believe that our current LFP batteries and, eventually, our solid-state batteries, will be well-suited to supplant traditional lead-acid batteries as a reliable power source for the variety of low power density uses required in these markets (such as powering the increasing number of on-board tools needed in emergency vehicles). The success of this strategy requires (1) continued growth of these addressable markets in line with our expectations and (2) our ability to successfully enter these markets. We expect to incur significant marketing costs understanding these new markets, and researching and targeting customers in these end markets, which may not result in sales. If we fail to execute on this growth strategy in accordance with our expectations, our sales growth would be limited to the growth of existing products and existing end markets.

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

In addition, we entered into a lease on February 8, 2022 for an additional 390,240 square foot warehouse in Reno, Nevada, which is expected to be completed in the second half of 2024. The commencement date for the lease for this facility was March 25, 2024, based on the construction project being identified as “substantially complete”. This facility will enable us to consolidate various operations in Reno, NV and will allow for expected expansion for new markets.

On April 12, 2024, we entered into a lease agreement (the “Fernley Lease Agreement”) pursuant to which we agreed to lease an approximately 64,000 square foot facility (the “Premises”) in Fernley, Nevada, to be used for general, warehousing, assembly/light manufacturing, painting of products, storage fulfillment, distribution of our products, and other uses as permitted under in the Fernley Lease Agreement.

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

Results of Operations

Comparisons for the Three months ended March 31, 2024, and March 31, 2023

The following table sets forth our results of operations for the three months ended March 31, 2024 and March 31, 2023. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three months ended March 31,
	2024	% Net Sales	2023	% Net Sales
	(in thousands)
Net Sales	$12,505	100.0	$18,791	100.0
Cost of Goods Sold	9,454	75.6	14,124	75.2
Gross profit	3,051	24.4	4,667	24.8
Operating expenses
Research and development	1,333	10.7	880	4.7
General and administrative	4,813	38.5	9,495	50.5
Sales and marketing	2,744	21.9	4,184	22.3
Total Operating expenses	8,890	71.1	14,559	77.5
Loss From Operations	(5,839)	(46.7)	(9,892)	(52.6)
Other Income (Expense)
Interest expense, net	(4,760)	(38.1)	(3,856)	(20.5)
Other expense	(4)	0.0	-	-
Change in fair market value of warrant liability	236	1.9	18,523	98.6
Total Other Income (Expense)	(4,528)	(36.2)	14,667	78.1
Loss Before Taxes	(10,367)	(82.9)	4,775	25.4
Income Tax Benefit	-	-		-
Net (Loss) Income	$(10,367)	(82.9)	$4,775	25.4

	Three months ended March 31,
	2024	2023
	(in thousands)
DTC	5,203	10,038
% Net Sales	41.6	53.4
OEM	7,302	8,753
% Net Sales	58.4	46.6
Net Sales	$12,505	18,791

Net Sales

Net sales decreased by $6.3 million, or 33.5%, to $12.5 million for the quarter ended March 31, 2024, as compared to $18.8 million for the quarter ended March 31, 2023. This decrease was primarily due to lower DTC and OEM battery and accessory sales offset by a higher average sales price. For the quarter ended March 31, 2024, DTC revenue decreased by $4.8 million due to decreased customer demand for our products related to rising interest rates and inflation. OEM revenue decreased by $1.5 million primarily due to our largest Recreation Vehicle (RV) customers changing our product from a standard offering to an option. Excluding this customer our RV OEM sales were up 69% year over year. We expect our sales to increase as the cyclical recovery of the RV market gains momentum in the second half of 2024. We expect our deployment of products for use in oil and gas operations in North America to begin contributing to net sales by the fourth quarter of 2024.

Cost of Goods Sold

Cost of revenue decreased by $4.7 million, or 33.1%, to $9.5 million for the quarter ended March 31, 2024, as compared to $14.1 million for the quarter ended March 31, 2023. This decrease was primarily due to lower unit volume and lower material costs associated with consuming lower-priced inventory resulting in a $4.6 million decrease of product cost and $0.1 million decrease in overhead expense associated with lower labor costs due to reduced headcount. We expect our Cost of Goods Sold to increase in conjunction with the anticipated increase in revenue over the next 12 months.

Gross Profit

Gross profit decreased by $1.6 million, or 34.6%, to $3.1 million for the quarter ended March 31, 2024, as compared to $4.7 million for the quarter ended March 31, 2023. The decrease in gross profit was primarily due to a lower unit volume of sales.

Research and Development Expenses

Research and development expenses increased by $0.4 million, or 51.5%, to $1.3 million for the quarter ended March 31, 2024, as compared to $0.9 million for the quarter ended March 31, 2023. The increase was primarily due to higher wage expense in the amount of $0.3 million and $0.1 million for increased patent and material expenses. While we expect to continue to grow the Research and Development headcount, we expect to do so at a slower rate than in prior years.

General and Administrative Expenses

General and administrative expenses decreased by $4.7 million, or 49.3%, to $4.8 million for the quarter ended March 31, 2024, as compared to $9.5 million for the quarter ended March 31, 2023. This decrease was primarily due to the issuance of stock-based compensation in the prior year in the amount of $3.5 million along with lower employee related costs in the amount of $0.5 million due to decreased headcount. In addition, legal and compliance costs decreased by $0.6 million due to reduced support required for Exchange Act reporting and compliance, including the preparation of our Annual Report. Travel expenses in General and Administrative decreased by $0.2 million due to allocation to the other functional areas in 2024. We expect General and Administrative Expenses, as a percentage of revenue, to decline over the next 12 months.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $1.4 million, or 34.4%, to $2.7 million for the quarter ended March 31, 2024, as compared to $4.2 million for the quarter ended March 31, 2023. This decrease was primarily due to lower employee-related costs in the amount of $1.3 million of which $0.8 million is due to the prior year stock- based compensation. Lower shipping costs in the amount of $0.4 million is related to a reduction in units sold is offset by $0.3 million other marketing expense which includes travel expenses allocated from general and administrative to selling and marketing in 2024. We expect our Selling and Marketing Expenses to be relatively stable over the next 12 months.

Total Other (Expense) Income

Other expense totaled $4.5 million for the quarter ended March 31, 2024 as compared to total other income of $14.7 million for the quarter ended March 31, 2023. Other expense of $4.5 million in quarter ended March 31, 2024 was comprised primarily of interest expense of $4.8 million related to our debt securities offset by a change in fair market value of warrant liability in the amount of $0.2 million. The $14.8 million of other income in quarter ended March 31, 2023 is comprised of the change in fair market value of warrant liability of $18.5 million offset by interest expense of $3.9 million related to our debt securities.

Income Tax (Benefit) Expense

There was no tax expense recorded for the three months ended March 31, 2024 or March 31, 2023. Based on available evidence as of March 31, 2024 and March 31, 2023, management believes it is more likely than not that some or all the deferred tax assets will not be realized. Accordingly, we established a 100% valuation allowance. As a result of the full valuation allowance, we did not record a tax benefit during the quarter ended March 31, 2023 or 2024.

Net (Loss) Income

We experienced a net loss of $10.4 million for the quarter ended March 31, 2024, as compared to net income of $4.8 million for the quarter ended March 31, 2023. As described above, this result was driven by lower sales partially offset by lower cost of goods sold, and lower operating expenses, and a decrease in other income (due to the change in fair market value of our warrants).

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

Warrants

We apply relevant accounting guidance for warrants to purchase our stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, we follow guidance issued within ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”), to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require liability classifications are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classifications are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. See “Note 9-Warrants” in our accompanying condensed consolidated financial statements for information on the warrants.

Equity-Based Compensation

We use the Black-Scholes option-pricing model to determine the fair value of option grants. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of our future share price, risk-free rates, future dividend yields and estimated forfeitures at the initial grant date. RSU awards are valued based on the closing trading price of our common stock on the date of grant. Changes in assumptions used to estimate fair value could result in materially different results.

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

Leases

Acquired right-of-use assets and assumed lease liabilities are measured based on the remaining lease payments over the remaining portion of the lease term. As our leases do not provide an implicit rate, our incremental borrowing rate is used as a discount rate in determining the present value of lease payments. Our incremental borrowing rate was determined by comparing current low- and high-end mortgage loan rates and calculating an average. For our new Damonte lease, to be conservative in our estimate, we chose to use the high-end average as our incremental borrowing rate.

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

The table below presents our adjusted EBITDA, reconciled to net loss for the three months ended March 31, 2024, and March 31, 2023.

	Three months ended March 31,
	2024	2023
	(in thousands)
Net income (loss)	$(10,367)	$4,775
Interest Expense	4,760	3,856
Depreciation and Amortization	332	297
EBITDA	(5,275)	8,928
Adjusted for:
Stock-Based Compensation(1)	266	4,487
Change in fair market value of warrant liability (2)	(236)	(18,523)
Adjusted EBITDA	$(5,245)	$(5,108)

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and board members.

(2)	Change in fair market value of warrant liabilities represents the change in fair value for the three months ended March 31, 2024 and March 31, 2023.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of March 31, 2024, we had cash totaling $8.5 million.

We expect our capital expenditures and working capital requirements to increase materially in the near future, as we continue our research and development efforts (particularly those related to solid-state lithium-ion battery development), expand our production lines, scale up production operations and look to enter into adjacent markets for our batteries (with operating expenses expected to increase across all major expense categories). We expect to deploy a significant amount of capital to continue our optimization and commercialization efforts dedicated to our solid-state technology development, as well as continued investment to automate and increase the production capacity of our existing assembly operation, expansion of our facilities and new strategic investments. To date, our focus has been on seeking to prove the fundamental soundness of our manufacturing techniques and our solid-state chemistry. Moving forward, our solid-state related investments will focus on chemistry optimization and establishing a pilot line for pouch cell production. Over the next two to three years, we expect to spend in excess of $50 million on solid-state development and cell manufacturing technologies. In connection with the contraction of our business and uncertainty around the timing of future needs, we reduced our purchase activities in 2023. As a result, our inventory balance at March 31, 2024 decreased by $5.2 million to $33.6 million, compared to $38.8 million at December 31, 2023.

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

The Term Loan proceeds were used to: (i) support the Business Combination, (ii) prepay the fixed rate senior notes at closing of the Business Combination, (iii) pay fees and expenses in connection with the foregoing, (iv) to provide additional growth capital and (v) for other general/corporate purposes. The Term Loan will mature on October 7, 2026, or the Maturity Date, and will be subject to quarterly amortization of 5% per annum beginning 24 months after issuance. The definitive documents for the Term Loan incorporate certain mandatory prepayment events and certain affirmative and negative covenants and exceptions hereto. The financial covenants for the Term Loan include a maximum senior leverage ratio covenant, a minimum liquidity covenant, a springing fixed charge coverage ratio covenant, and a maximum capital expenditures covenant. On March 29, 2023, September 29, 2023, December 29, 2023 and May 13, 2024, we obtained waivers from Alter Domus (US) LLC, as the administrative agent for the lenders (the “Administrative Agent”) and EICF Agent LLC and certain third-party financing source of our failure to satisfy the Tests under the Term Loan during the quarters ended March 31, 2023, September 30, 2023, December 31, 2023 and March 31, 2024. On March 31, 2024 and April 29, 2024, we received additional waivers from the Administrative Agent and the Term Loan Lenders in regard to our compliance with the liquidity requirement under the Term Loan as of the last day of the fiscal quarter ended March 31, 2024 and as of the last fiscal day for the month ended April 30, 2024. However, it is probable that we will fail to meet these covenants within the next twelve months. In accordance with U.S. GAAP, we reclassified our notes payable from a long-term liability to a current liability. The Term Loan accrues interest (i) until April 1, 2023 at a per annum rate equal to adjusted secured overnight financing rate (“SOFR”) is a margin equal to 13.5%, of which 7% will be payable in cash and 6.5% will be paid in-kind, (ii) thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company. In each of the foregoing case, adjusted SOFR will be no less than 1%.

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

Pursuant to the Purchase Agreement, on the terms of and subject to the satisfaction of the conditions in the Purchase Agreement, including the filing and effectiveness of a registration statement registering the resale by CCM LLC of the shares of common stock issued to it under the Purchase Agreement, we will have the right from time to time at our option to direct CCM LLC to purchase up to a specified maximum amount of shares of common stock, up to a maximum aggregate purchase price of $150 million over the term of the ChEF Equity Facility. In connection with the ChEF Equity Facility, we filed a registration statement registering the resale of up to 21,512,027 shares that may be resold into the public markets by CCM LLC, which represented approximately 36% of the shares of our common stock outstanding as of December 31, 2023. During the year ended December 31, 2022, we did not sell any shares of our common stock under the ChEF Equity Facility. During the year ended December 31, 2023, we issued and sold approximately 588,500 shares of our common stock under this facility, resulting in net cash proceeds of $1,278,566. From January 1, 2024 through May 14, 2024, we did not issue any shares of common stock under this facility. Any sales of such shares into the public market could have a significant negative impact on the trading price of our common stock. This impact may be heightened by the fact that sales to CCM LLC will generally be at prices below the current trading price of our common stock. If the trading price of our common stock does not recover or experiences a further decline, sales of shares of common stock to CCM LLC pursuant to the Purchase Agreement may be a less attractive source of capital and/or may not allow us to raise capital at rates that would be possible if the trading price of our common stock were higher.

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

Going Concern

For the quarter ended March 31, 2024, we generated a net loss of $10.4 million and had a negative cash flow from operations. As of March 31, 2024, we had approximately $8.5 million in cash and cash equivalents and working capital of $4.2 million.

Under the Term Loan Agreement, we are obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures. On March 29, 2023, September 29, 2023, December 29, 2023 and May 13, 2024, we obtained waivers from our Administrative Agent and Term Loan Lenders of our failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan for the quarters ended, March 31, 2023, September 30, 2023, December 31, 2024 and March 31, 2024. On March 31, 2024 and April 29, 2024, we received additional waivers from our Administrative Agent and Term Loan Lenders in regard to our compliance with our liquidity requirement under the Term Loan as of the last day of the fiscal quarter ended March 31, 2024 and as of the last day of the fiscal month ended April 30, 2024. It is probable that we will fail to meet these covenants within the next twelve months. If we are unable to comply with the financial covenants in our loan agreement, the Term Loan Lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows for the Three months ended March 31, 2024, and March 31, 2023

	Three months ended March 31,
	2024	2023
	(in thousands)
Net Cash (used in)/provided by:
Operating Activities	$(3,395)	$(3,838)
Investing activities	$(817)	$(589)
Financing activities	$-	$2,437

Operating Activities

Net cash used in operating activities was $3.4 million for the three months ended March 31, 2024, primarily due to a net loss of $10.4 million partially offset by $1.3 million of payment in-kind interest accrued on the term loan and $5.2 million decrease in inventory as a result of management’s decision to lower overall stocking levels to adjust for more modest demand.

Net cash used in operating activities was $3.8 million for the three months ended March 31, 2023. Net income of $4.8 million was offset by $12.1 million in operating adjustments, primarily due to a $18.5 million change in the fair market value of warrant liability and an increase in working capital of $3.5 million as a result of an increase accounts payable offset by an increase in inventory and accounts receivable.

Investing Activities

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2024, as compared to net cash used in investing activities of $0.6 million for the three months ended March 31, 2023. The increase in cash used in investing activities was primarily due to an increase in capital equipment expenses to support our core battery business and ongoing efforts to develop solid-state battery technology and manufacturing process.

Financing Activities

There was zero net cash provided in financing activities, proceeds of $2.7 million note payable was subsequently repaid for the three months ended March 31, 2024, as compared to net cash provided by financing activities of $2.4 million for the three months ended March 31, 2023 which consisted of $1.0 million note payable and proceeds related to public warrants.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating lease liabilities. As of March 31, 2024, we had $1.7 million in short-term operating lease liabilities and $22.8 million in long-term operating lease liabilities.

As disclosed above, we have a Term Loan and as of March 31, 2024, the principal amount outstanding under the Term Loan was $69.7 million.

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

In connection with the preparation of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As described in our Annual Report, our management identified a material weakness in our internal control over financial reporting as a result of our failure to capture, and record, and pay tariffs correctly related to the imported merchandise on previously filed 2022 and 2021 financial statements. Based upon the evaluation described above, our Chief Executive Officer and Interim Chief Financial Officer concluded that, due to the material weakness previously reported in our Annual Report that has not yet been remediated, our disclosure controls and procedures were not effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

Management described a plan to remediate the material weakness within our Annual Report. Management, with the assistance of a third-party service provider, continues to design and implement additional internal controls. Additionally, management continued its risk assessment to identify risks and objectives. There were no other changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management will continue to evaluate and enhance our processes as noted in the remediation plan described within our Annual Report. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these will ultimately have the intended effects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	On May 13, 2024, we received the May 2024 Waiver in regards to our compliance with the Tests as of the last day of the quarter ended March 31, 2024 from the Term Loan Lenders. The May 2024 Waiver provided for a one-time issuance of 2,550,000 May 2024 Penny Warrants to purchase the May 2024 Penny Warrant Shares at an exercise price of $0.01 per share, in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended March 31, 2024. The May 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance. The May 2024 Penny Warrant and the May 2024 Penny Warrant Shares have not been registered under the Securities Act and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act.

(b)	None.

(c)	During the fiscal quarter ended March 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dragonfly Energy Holdings Corp.	8-K	3.1	03/31/2023
3.2	Bylaws of Dragonfly Energy Holdings Corp.	8-K	3.2	03/31/2023
4.1	Form of January Note.	8-K	4.1	04/04/2024
4.2	Form of February Note.	8-K	4.1	04/04/2024
4.3*	Form of May 2024 Penny Warrant.
10.1*	Limited Waiver, dated as of May 13, 2024, to the Term Loan, Guarantee and Security Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included as Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dragonfly Energy Holdings Corp.

Date: May 14, 2024	By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

