Form 10-Q
period 2024-06-30
Dragonfly Energy Holdings Corp.
filed 2024-08-14
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DFLI	The Nasdaq Capital Market
Redeemable Warrants, exercisable for common stock at an exercise price of $11.50 per share, subject to adjustment	DFLIW	The Nasdaq Capital Market

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

As of August 13, 2024, there were 62,591,171 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Current Assets	Unaudited
Cash and cash equivalents	$4,699	$12,713
Accounts receivable, net of allowance for credit losses	2,866	1,639
Inventory	28,653	38,778
Prepaid expenses	776	772
Prepaid inventory	1,976	1,381
Prepaid income tax	345	519
Other current assets	750	118
Total Current Assets	40,065	55,920
Property and Equipment
Machinery and equipment	17,951	16,714
Office furniture and equipment	319	319
Leasehold improvements	8,681	1,727
Vehicle	33	33
Total	26,984	18,793
Less accumulated depreciation and amortization	(3,488)	(2,824)
Property and Equipment, Net	23,496	15,969
Operating lease right of use asset, net	20,949	3,315
Other assets	445	-
Total Assets	$84,955	$75,204
Current Liabilities

Accounts payable	$10,339	$10,258
Accrued payroll and other liabilities	7,359	7,107
Accrued tariffs	1,863	1,713
Customer deposits	250	201
Uncertain tax position liability	91	91
Notes payable, current portion, net of debt issuance costs	21,903	19,683
Operating lease liability, current portion	2,807	1,288
Financing lease liability, current portion	37	36
Total Current Liabilities	44,649	40,377
Long-Term Liabilities
Warrant liabilities	11,004	4,463
Accrued expenses-long term	-	152
Operating lease liability, net of current portion	23,990	2,234
Financing lease liability, net of current portion	46	66
Total Long-Term Liabilities	35,040	6,915
Total Liabilities	79,689	47,292
Commitments and Contingencies (See Note 5)
Stockholders’ Equity
Preferred stock, 5,000,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, 250,000,000 shares at $0.0001 par value, authorized, 61,367,633 and 60,260,282 shares issued and outstanding as of June 30, 2024 December 31, 2023, respectively	6	6
Additional paid in capital	70,793	69,445
Accumulated deficit	(65,533)	(41,539)
Total Stockholders’ Equity	5,266	27,912
Total Liabilities and Stockholders’ Equity	$84,955	$75,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations

For the Three AND SIX Months Ended June 30, 2024 and 2023

(in thousands, except share and per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023

Net Sales	$13,208	$19,274	$25,713	$38,065

Cost of Goods Sold	10,041	15,350	19,495	29,474

Gross Profit	3,167	3,924	6,218	8,591

Operating Expenses
Research and development	1,531	1,067	2,864	1,947
General and administrative	5,704	7,614	10,517	17,109
Selling and marketing	2,681	3,808	5,425	7,992

Total Operating Expenses	9,916	12,489	18,806	27,048

Loss From Operations	(6,749)	(8,565)	(12,588)	(18,457)

Other (Expense) Income
Interest expense, net	(4,878)	(4,138)	(9,638)	(7,994)
Other expense	(19)	-	(23)	-
Change in fair market value of warrant liability	(1,981)	804	(1,745)	19,327
Total Other (Expense) Income	(6,878)	(3,334)	(11,406)	11,333

Net Loss Before Taxes	(13,627)	(11,899)	(23,994)	(7,124)

Income Tax (Benefit) Expense	-	-	-	-

Net Loss	$(13,627)	$(11,899)	$(23,994)	$(7,124)

Loss Per Share- Basic & Diluted	$(0.22)	$(0.25)	$(0.40)	$(0.15)

Weighted Average Number of Shares – Basic & Diluted	60,673,835	47,418,269	60,467,639	46,263,591

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of STockholders’ Equity

For the Three AND SIX Months Ended June 30, 2024 and 2023

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance -January 1, 2023	43,272,728	$4	$38,461	$(27,722)	$10,743

Net income	-	-	-	4,775	4,775
Common stock issued in public offering (ATM), net of costs	73,500	-	597	-	597
Exercise of stock options	36,009	-	93	-	93
Exercise of public warrants	64,971	-	747	-	747
Cashless exercise of liability classified warrants	2,348,294	1	10,166	-	10,167
Stock compensation expense	-	-	4,487	-	4,487

Balance - March 31, 2023	45,795,502	5	54,551	(22,947)	31,609
Net loss	-	-	-	(11,899)	(11,899)
Common stock issued in public offering, net of costs	11,405,000	1	7,877	-	7,878
Common stock issued in public offering (ATM), net of costs	25,000	-	74	-	74
Exercise of stock options	69,012	-	230	-	230
Cashless exercise of liability classified warrants	748,029	-	2,462	-	2,462
Shares issued for vested restricted stock units	461,998	-	-	-	-
Stock compensation expense	-	-	954	-	954

Balance - June 30, 2023	58,504,541	$6	$66,148	$(34,846)	$31,308

Balance - January 1, 2024	60,260,282	$6	$69,445	$(41,539)	$27,912

Net loss	-	-	-	(10,367)	(10,367)
Stock compensation expense	-	-	266	-	266

Balance - March 31, 2024	60,260,282	6	69,711	(51,906)	17,811
Net loss	-	-	-	(13,627)	(13,627)
Common stock issued in public offering (ATM), net of costs	850,463	-	730	-	730
Share issuance under ESPP	244,774	-	112	-	112
Share cancellation	(441)	-	-	-	-
Exercise of stock options	8,752	-	3	-	3
Shares issued for vested restricted stock units	3,803	-	-	-	-
Stock compensation expense	-	-	237	-	237

Balance - June 30, 2024	61,367,633	$6	$70,793	$(65,533)	$5,266

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For the SIX Months Ended June 30, 2024 and 2023

(in thousands)

	2024	2023
Cash flows from Operating Activities
Net Loss	$(23,994)	$(7,124)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Stock based compensation	503	5,441
Amortization of debt discount	2,428	620
Change in fair market value of warrant liability	1,745	(19,327)
Non-cash interest expense (paid-in kind)	4,582	2,510
Provision for credit losses	18	93
Depreciation and amortization	663	593
Amortization of right of use of assets	1,019	601
Loss on disposal of property and equipment	-	116
Changes in Assets and Liabilities
Accounts receivable	(1,246)	(821)
Inventories	10,125	5,648
Prepaid expenses	(4)	425
Prepaid inventory	(595)	(940)
Other current assets	(632)	28
Other assets	(445)	-
Income taxes payable	174	(4)
Accounts payable and accrued expenses	(1,970)	6,272
Accrued tariffs	150	316
Customer deposits	49	(86)
Total Adjustments	16,564	1,485
Net Cash Used in Operating Activities	(7,430)	(5,639)

Cash Flows From Investing Activities
Purchase of property and equipment	(1,324)	(2,571)
Net Cash Used in Investing Activities	(1,324)	(2,571)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows (continued)

For the SIX Months Ended June 30, 2024 and 2023

(in thousands)

(continued from previous page)	2024	2023
Cash Flows From Financing Activities
Proceeds from public offering	788	23,527
Payments from public offering costs	(51)	(1,216)
Proceeds from note payable, related party	2,700	1,000
Repayment of note payable, related party	(2,700)	(1,000)
Proceeds from exercise of public warrants	-	747
Proceeds from exercise of options	3	323

Net Cash Provided by Financing Activities	740	23,381

Net (Decrease) Increase in cash and cash equivalents	(8,014)	15,171
Beginning Cash and cash equivalents - beginning of year	12,713	17,781
Ending Cash and cash equivalents - end of year	$4,699	$32,952

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$237
Cash paid for interest	$4,780	$4,361
Supplemental Non-Cash Items
Purchases of property and equipment, not yet paid	$2,278	$3,583
Recognition of right of use asset obtained in exchange for operating lease liability	$18,653	$-
Recognition of leasehold improvements obtained in exchange for operating lease liability	$4,683	$-
Recognition of warrant liability	$4,796	$-
Settlement of accrued liability for employee stock purchase plan	$112	$-
Cashless exercise of liability classified warrants	$-	$12,628

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed consolidated financial statements should be read along with the 10-K filed with the SEC on April 16, 2024 (as amended April 29, 2024, the “Annual Report”) of the Company for the annual period ended December 31, 2023. The consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of and for the year then ended.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the six months ended June 30, 2024 and 2023, the Company incurred losses from operations and had negative cash flow from operations. As of June 30, 2024, the Company had $4,699 in cash and cash equivalents and a working capital deficit of $4,584. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements.

In connection with the Company’s senior secured term loan facility in an aggregate principal amount of $75,000 (as amended, the “Term Loan”), the Company is obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures (See Note 6). On March 31, 2024, April 29, 2024 and June 28, 2024, the Company obtained waivers from the Term Loan administrative agent and lenders of its failures to satisfy the liquidity requirement under the Term Loan for the quarters ended March 31, 2024 and June 30, 2024 and the fiscal month ended April 30, 2024, as applicable. If the Company is unable to obtain a waiver or if the Company is unable to comply with such covenants, the lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company held no Cash Equivalents.

From time to time the Company has amounts on deposit with financial institutions that exceed federally insured limits. The Company has not experienced any significant losses in such accounts.

Accounts Receivable

The Company’s trade receivables are recorded when billed and represent claims against third parties that will be settled in cash. Generally, payment is due from customers within 30- 90 days of the invoice date and the contracts do not have significant financing components. Trade accounts receivables are recorded gross and are net of any applicable allowance. The allowance for credit losses as of June 30, 2024 and December 31, 2023 were not material.

Inventory

Inventories (Note 4), which consist of raw materials and finished goods, are stated at the lower of cost (first in, first out) or net realizable value, net of reserves for obsolete inventory. The Company continually analyzes its slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. The inventory reserve as of June 30, 2024 and December 31, 2023 was not material.

Use of Estimates

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company utilizes the use of estimates in its calculations for the reserve for obsolete or slow-moving inventory, right of use asset, warrant liability, equity-based compensation, and income taxes.

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

The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. Payment terms for distributors and OEMs are typically due within 30-90 days after shipment. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of June 30, 2024 and December 31, 2023, the contract liability related to the Company’s customer deposits were approximately $250 and $201, respectively.

The Company recognized $153 of the contract liability as of December 31, 2023 during the six months ended June 30, 2024. The Company recognized $211 of the contract liability as of December 31, 2022 during the six months ended June 30, 2023.

Disaggregation of Revenue

The following table present our disaggregated revenues by distribution channel:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
Sales	2024	2023	2024	2023
Direct to Customer	6,534	9,972	11,737	20,009
Original equipment manufacture	6,674	9,302	13,976	18,056
Total	$13,208	$19,274	$25,713	$38,065

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

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. The Company estimates, based upon a review of historical warranty claim experience, the costs that may be incurred under its warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation at June 30, 2024 and December 31, 2023 to be $467 and $307, respectively.

	June 30, 2024	December 31, 2023
Beginning warranty obligation	307	328
Provision of warranty expense	319	397
Settlement of warranty claims	(159)	(418)
Ending warrant obligation	$467	$307

Concentrations

As of June 30, 2024, receivables from Customer A and Customer B comprised approximately 21% and 17%, respectively, of accounts receivable. As of December 31, 2023, receivables from Customer A and C comprised approximately 28% and 10%, respectively, of accounts receivable.

For the six months ended June 30, 2024, sales from Customer A comprised approximately 14% of the Company’s total revenue. For the six months ended June 30, 2023, sales from Customer B accounted for approximately 26% of the Company’s total revenue. For the three months ended June 30, 2024, sales from Customer A comprised approximately 12% of the Company’s total revenue. For the three months ended June 30, 2023, sales from Customer B accounted for approximately 27% of the Company’s total revenue.

As of June 30, 2024, payables to Vendor A and Vendor B comprised approximately 39% and 13%, respectively, of accounts payables. As of December 31, 2023, payables to Vendor A comprised approximately 65% of accounts payables.

For the six months ended June 30, 2024, there were no purchase concentrations present. For the six months ended June 30, 2023, Vendor A accounted for approximately 22% of the Company’s total purchases. For the three months ended June 30, 2024, Vendor B accounted for approximately 15% of the Company’s total purchases. For the three months ended June 30, 2023, Vendor C accounted for approximately 10% of the Company’s total purchases.

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

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company had a liability of $91 as of June 30, 2024, and December 31, 2023, of uncertain tax positions.

The Company’s accounting policy is to include penalties and interest related to income taxes if any, in selling, general and administrative expenses. The Company regularly assesses the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock.

The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and warrants.

Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss, diluted net loss per share is generally the same as basic net loss per share since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	June 30, 2024	June 30, 2023
Warrants	29,168,251	23,492,221
Restricted stock units	106,000	208,000
Options	1,908,821	3,443,099
Weighted average number of common shares-basic	31,183,072	27,143,320

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

The following table presents assets and liabilities that were measured at fair value in the Condensed Consolidated Balance Sheets on a recurring basis as of June 30, 2024:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of June 30, 2024
Liabilities
Warrant liability- Term Loan	$5,502	$5,502	$-	$-	$5,502
Warrant liability- June Public Offering	5,491	5,491	-	-	5,491
Warrant liability- Private Placement Warrants	11	11	-	11	-
Total liabilities	$11,004	$11,004	$-	$11	$10,993

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

The carrying amounts of accounts receivable and accounts payable are considered level 1 and approximate fair value as of June 30, 2024 and December 31, 2023 because of the relatively short maturity of these instruments.

The carrying value of the term loan as of June 30, 2024 and December 31, 2023 approximates fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt and is considered level 2.

Level 3 Roll forward

Fair value measurements categorized within Level 3 are sensitive to changes in assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.

The changes for Level 3 items measured at fair value on recurring basis using significant unobservable inputs are as follows:

	Warrant Liability – Term Loan	Warrant Liability – June Public Offering
Fair value as of January 1, 2024	$1,014	$3,434

Change in fair value, gain included in net loss(1)	(4)	(220)
Fair value as of March 31, 2024	1,010	3,214
Warrants Issued	4,796	-

Change in fair value, (gain) loss included in net loss(1)	(304)	2,277
Fair value as of June 30, 2024	$5,502	$5,491

	Warrant Liability - Term Loan	Warrant liability- June Public Offering
Fair value as of January 1, 2023	$30,841	$-

Warrant exercises	(8,822)	-
Change in fair value, gain included in net loss(1)	(17,998)	-
Fair value as of March 31, 2023	4,021	-
Warrants Issued	-	13,762
Warrant exercises	(2,462)	-
Change in fair value, gain included in net loss(1)	(684)	(150)
Fair value as of June 30, 2023	$875	$13,612

(1)	Changes in fair value of warrant liabilities are disclosed separately in the Condensed Consolidated Statements of Operations

Note 4 - INVENTORY

Inventory consists of the following:

	June 30, 2024	December 31, 2023
Raw material	$23,192	$31,604
Finished goods	5,461	7,174
Total inventory	$28,653	$38,778

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

Operating Leases

The Company has leases related to the main office, warehouse space, research and development lab, engineering office, and sales office, all located in Reno, Nevada. The leases require annual escalating monthly payments ranging from $111 to $309. On February 2, 2022, the Company entered into a 124-month lease agreement in Reno, Nevada. The lease calls for monthly base rent of $230, $23 of fixed operating expense costs, and estimated monthly property taxes of $21. The monthly base rent and fixed operating expense costs are subject to escalation of 3% and 2.4%, respectively, on an annual basis. A certificate of substantial completion has been issued and the lease commencement date was March 25, 2024. The Company began paying monthly rent under the lease on July 24, 2024.

On April 12, 2024 the Company entered into a lease agreement, pursuant to which the Company agreed to lease an approximately 64,000 square foot facility (the “Premises”) located in Fernley, Nevada, to be used for general, warehousing, assembly/light manufacturing, painting of products, storage fulfillment, distribution of the Company’s products, and other uses as permitted under the Fernley Lease Agreement (the “Fernley Lease Agreement”). The effective date of the lease is April 1, 2024 (the “Lease Commencement Date”). However, the initial term of the Fernley Lease Agreement (the “Term”) is for a period of sixty (60) months, effective June 1, 2024 (the “Rent Commencement Date”). The base rent for the Premises, payable monthly, is $45 for the first ten months, starting June 1, 2024, and is subject to a three percent (3.0%) increase on the anniversary of the Lease Commencement Date each year. The Company also will be responsible for twenty-five percent (25%) of any operating expenses, taxes and insurance expenses incurred by the Landlord in connection with the building in which the Premises are located (the “Expenses”) as well as utility expenses. The Expenses are subject to recalculation and increase upon the completion of the Initial Improvements (as defined in the Fernley Lease Agreement). The Landlord is responsible for completing the Initial Improvements. The Fernley Lease Agreement also contains customary default provisions allowing the Landlord to terminate the Fernley Lease Agreement if the Company fails to cure certain breaches of its obligations under the Fernley Lease Agreement within a specified period of time upon written notice to the Company. Concurrent with the execution of the Fernley Lease Agreement, the Company paid the Landlord a security deposit of $50.

The following table presents the breakout of the operating leases as of:

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$20,949	$3,315
Short-term operating lease liabilities	2,807	1,288
Long-term operating lease liabilities	23,990	2,234
Total operating lease liabilities	$26,797	$3,522
Weighted average remaining lease term	8.78 years	2.6 years
Weighted average discount rate	7.82%	5.2%

Assumptions used in determining the Company’s incremental borrowing rate include its implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At June 30, 2024, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2024(1)	$2,371
December 31, 2025	4,817
December 31, 2026	4,376
December 31, 2027	3,588
December 31, 2028	3,695
Thereafter	19,221
Total lease payments	38,068
Less imputed interest	11,271
Total operating lease liabilities	$26,797

(1)	Represents scheduled payments for the remaining six-month period ending December 31, 2024.

		For The Three Months Ended June 30,		For The Six Months Ended June 30,
Lease cost	Classification	2024	2023	2024	2023
Operating lease cost	Cost of goods sold	$341	$348	$691	$695
Operating lease cost	Research and development	130	23	153	45
Operating lease cost	General and administration	762	12	1,032	24
Operating lease cost	Selling and marketing	11	12	23	24
Total lease cost		$1,244	$395	$1,899	$788

All lease costs included in the schedule above are fixed.

Financing Leases

The Company entered into finance lease agreements for equipment to support the Company’s operations. Payments under the finance lease agreements are fixed for a term of 3-5 years. The leased assets are recognized in property plant & equipment.

The following table presents the breakout of the financing leases as of:

	June 30, 2024	December 31, 2023
Finance lease right-of-use assets	$94	$106
Short-term finance lease liabilities	37	36
Long-term finance lease liabilities	46	66
Total finance lease liabilities	$83	$102
Weighted average remaining lease term	2.3 years	2.7 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At June 30, 2024, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2024(1)	$20
December 31, 2025	41
December 31, 2026	24
December 31, 2027	4
Total lease payments	89
Less imputed interest	6
Total operating lease liabilities	$83

(1)	Represents scheduled payments for the remaining six-month period ending December 31, 2024.

Other Contingencies

See Note 7 for further discussion regarding contingent consideration arising from the April 2022 Asset Purchase agreement with Thomason Jones Company, LLC.

Note 6 - LONG TERM DEBT

Term Loan Agreement

On October 7, 2022 (the “Closing Date”), in connection with the merger, CNTQ, Legacy Dragonfly and CCM Investments 5 LLC, an affiliate of CCM LLC (“CCM 5”, and in connection with the Term Loan, the “Chardan Lender”), and EICF Agent LLC (“EIP”) entered into the Term Loan, Guarantee and Security Agreement (the “Original Term Loan Agreement”) setting forth the terms of the Term Loan. The Chardan Lender backstopped its commitment under the Debt Commitment Letter by entering into a backstop commitment letter, dated as of May 20, 2022 (the “Backstop Commitment Letter”), with a certain third party financing source (the “Backstop Lender” and collectively with EIP, the “Term Loan Lenders”), pursuant to which the Backstop Lender committed to purchase from the Chardan Lender the aggregate amount of the Term Loan held by the Chardan Lender (the “Backstopped Loans”) immediately following the issuance of the Term Loan on the Closing Date. Pursuant to an assignment agreement, the Backstopped Loans were assigned by CCM 5 to the Backstop Lender on the Closing Date.

Pursuant to the terms of the Term Loan Agreement, the Term Loan was advanced in one tranche on the Closing Date. The proceeds of the Term Loan were used (i) to refinance on the Closing Date prior indebtedness (including the obligations underlying the Trust Indenture), (ii) to support the merger and related transactions under the merger agreement, (iii) for working capital purposes and other corporate purposes, and (iv) to pay any fees associated with transactions contemplated under the Term Loan Agreement and the other loan documents entered into in connection therewith, including the transactions described in the foregoing clauses (i) and (ii) and fees and expenses related to the merger. The Term Loan amortizes in the amount of 5% per annum (or $937.5 on the first day of each calendar quarter) beginning 24 months after the Closing Date and matures on the fourth anniversary of the Closing Date (“Maturity Date”). The Term Loan accrues interest as follows: (i) until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company, which will be paid in kind; (ii) at all times thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5% payable in cash, depending on the senior leverage ratio of the consolidated company. In each of the foregoing cases, adjusted SOFR will be no less than 1%; (iii) effective April 1, 2024 and thereafter, interest payable to certain lenders subject to regulations of the U.S. Small Business Administration (“SBA”) with outstanding principal on that date of $30,846 will be limited to 14.0% per annum (except for default interest permitted under SBA regulations, as applicable); and (iv) the other outstanding principal will accrue interest from April 1, 2024 thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the Company’s senior leverage ratio, and at all times thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5%, depending on the senior leverage ratio of the Company.

Payments of interest based on the Term Loan Agreement, as amended, are as follows:

(i) Interest payable on April 1, 2024, was paid in cash.

(ii) Interest payable on July 1, 2024, became payable-in-kind.

(iii) Interest payable on October 1, 2024, will be payable partly in cash and partly in-kind, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5% paid-in-kind, depending on the senior leverage ratio of the consolidated company (subject to the 14.0% limit for lenders subject to SBA regulations).

(iv) For each payment date occurring on or after January 1, 2025, interest will be payable in cash.

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

During the six months ended June 30, 2024 and 2023, a total of $7,022 and $7,147, respectively, of interest expense was incurred under the debt. During the three months ended June 30, 2024 and 2023, a total of $3,321 and $3,651, respectively, of interest expense was incurred under the debt. Amortization of the debt issuance costs amounted to $2,428 and $620, respectively, during the six months ended June 30, 2024 and 2023. Amortization of the debt issuance costs amounted to $1,534 and $401, respectively, during the three months ended June 30, 2024 and 2023.

The carrying balance of $21,903 on June 30, 2024, consisted of $69,725 in principal, plus $10,711 PIK interest, less $58,533 in unamortized debt discount related to the debt issuance costs. The carrying balance of $19,683 on December 31, 2023, consisted of $69,725 in principal, plus $6,130 PIK interest, less $56,172 in unamortized debt discount related to the debt issuance costs.

On May 13, 2024, the Company received a waiver from its Administrative Agent and Term Loan Lenders (the “May 2024 Waiver”) in regards to its compliance with the Senior Leverage Ratio and Fixed Charge Coverage Ratio tests (the “Tests”) as of the last day of the quarter ended March 31, 2024. The May 2024 Waiver provided for a one-time issuance of penny warrants (the “May 2024 Penny Warrants”) to purchase up to 2,550,000 shares of the Company’s common stock, par value $0.0001 per share (the “May 2024 Penny Warrant Shares”). The May 2024 Penny Warrants have an exercise price of $0.01 per share, were valued at $3,022, and recorded as a debt discount. The May 2024 Penny Warrants were issued in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended March 31, 2024. The May 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

On June 28, 2024, the Company entered into a Limited Waiver and First Amendment (the “Term Loan Amendment” and, together with the Term Loan Agreement, the “Term Loan Agreement”) to the Term Loan with the lenders in regards to its compliance with the Tests as of the last day of the quarter ended June 30, 2024 and certain amendments to the Term Loan. The Term Loan Amendment provided for a one-time issuance of Penny Warrants to purchase up to 2,100,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share (the “June 2024 Penny Warrants”), valued at $1,767 and recorded as a debt discount. The June 2024 Penny Warrants were issued in connection with the lenders’ agreement to waive the Tests under the Term Loan for the quarter ended June 30, 2024 and to amend the Term Loan. The June 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

In addition, the Term Loan Amendment (i) reduced the liquidity requirement under the Term Loan to be $3.5 million as of the last day of the month ended June 30, 2024, and $10.0 million as of the last day of each fiscal month thereafter commencing with the fiscal month ended July 31, 2024 and (ii) provided for the interest to be paid on the Payment Date (as defined in the Term Loan) occurred on July 1, 2024 to be solely payable-in-kind.

In connection with the License Agreement (See Note 14- Subsequent Events), on July 29, 2024, the Company, DFE and Battle Born LLC entered into a Limited Waiver, Consent and Second Amendment to Term Loan, Guarantee and Security Agreement with the lenders under the Company’s Term Loan, Guarantee and Security Agreement, dated as of October 7, 2022, and Alter Domus (US) LLC, as the agent to the Lenders.

Pursuant to the Amendment, the Lenders (i) consented to the transactions contemplated by the License Agreement and the Trademark Transfer Agreement and (ii) agreed to waive the mandatory prepayment under the Loan Agreement that would have been due to the Lenders under the Loan Agreement upon Battle Born LLC’s receipt of the Initial Licensing Fee.

In connection with the Amendment, Battle Born LLC entered into a Joinder Agreement with the Lenders whereby Battle Born LLC became a guarantor and credit party to the Loan Agreement.

Financial Covenants

The Company is subject to restrictive financial covenants pertaining to Maximum Senior Leverage Ratio, Liquidity, Fixed Charge Coverage Ratio, and Capital Expenditures as defined in the Term Loan Agreement. As of June 30, 2024, the Company was not in compliance with its financial covenants pertaining to the fixed charge coverage ratio, liquidity, and the maximum senior leverage ratio. On March 31, 2024 and June 28, 2024, the Company received a waiver from its Administrative Agent and Term Loan Lenders in regards to its compliance with the liquidity requirement under the Term Loan as of the last day of the quarter ended March 31, 2024 and June 30, 2024. If the Company is unable to obtain a waiver or if the Company is unable to comply with such covenants, the lenders have the right to accelerate the maturity of the Term Loan. Because of this, the entire debt is classified as current instead of long-term debt.

At June 30, 2024, the future debt maturities are as follows:

For Year Ended December 31,
2024	-
2025	938
2026	80,419
Total	81,357
Less: Estimated interest paid-in-kind	(921)
Total debt	80,436
Less: Unamortized debt issuance costs	(58,533)
Total carrying amount	21,903
Less: Current portion of debt	(21,903)
Total long-term debt	$-

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

As of December 31, 2023, the Company has recognized $2,000 of compensation expense in connection with this arrangement. During the period January 1, 2024 through the quarter ended June 30, 2024, no compensation expense has been recognized. This expense is reflected in the statement of operations under Sales and marketing expense. The total amount was recognized as compensation expense as of December 31, 2023, since it was deemed earned and no further service performance was required.

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

On January 26, 2024, the Company entered into a convertible promissory note (the “January Note”) with a board member in the amount of $1,000, or the January Principal Amount. Upon execution of the January Note and funding of the original principal sum, a payment of $50 (the “January Loan Fee”) was fully earned as of the date of the January Note and was due and payable in full in cash on February 2, 2024. The Company paid the January Principal Amount and the January Loan Fee on February 1, 2024.

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

Note 9 - WARRANTS

Common Stock Warrants classified as Equity

Public Warrants

The Company’s Public Warrants are classified as equity as of June 30, 2024 and June 30, 2023 there were 9,422,529 Public Warrants issued and outstanding.

During the six months ended June 30, 2024, no public warrants were exercised.

Common Stock Warrants classified as Liability

Private Placement Warrants

On October 7, 2022, in connection with the merger, the Company assumed the outstanding private placement warrants of CNTQ. There were no Private Placement Warrants outstanding prior to the merger. The Private Placement Warrants (the “Private Warrants”) may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holders’ option and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement). The Private Warrants may not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of, the Private Warrants (or any securities underlying the Private Warrants) for a period of one hundred eighty (180) days following the effective date of the Registration Statement to anyone other than any member participating in the Public Offering and the officers or partners thereof, if all securities so transferred remain subject to the lock-up restriction for the remainder of the time period. During the year ended December 31, 2023, private placement warrant holders exercised 3,126,472 warrants on a cashless basis, with the Company agreeing to issue 1,100,000 shares of Common Stock in connection with such exercise. There were 1,501,386 private warrants outstanding as of June 30, 2024 and December 31, 2023, respectively. The Company accounts for the Private Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private warrants do not meet the criteria for equity treatment thereunder, each private warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date.

The private placement warrants are classified as Level 2 as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially similar terms as the Public Warrants (with the exception of a different remaining life). The Company determined, through use of a Binomial Lattice model, that the fair value of each Private Placement Warrant less a discount for the difference in remaining life is equivalent to that of each Public Warrant.

Term Loan Warrants

In connection with the entry into the Term Loan Agreement on October 7, 2022, and as a required term and condition thereof, the Company issued (i) the penny warrants to the Term Loan Lenders exercisable to purchase an aggregate of 2,593,056 shares of Common Stock (the “Original Penny Warrants”) and (ii) the $10 warrants to issue warrants to the Term Loan Lenders exercisable to purchase an aggregate of 1,600,000 shares of Common Stock at $10 per share (the “$10 Warrants” and, together with the Original Penny Warrants, the “Term Loan Warrants”). The $10 Warrants were exercised on a cashless basis on October 10, 2022, with the Company issuing 457,142 shares of Common Stock in connection with such exercise. During the year ended December 31, 2023, Original Penny Warrant holders exercised 2,000,000 warrants on a cashless basis, with the Company agreeing to issue 1,996,323 shares of Common Stock in connection with such exercise. During the year ended December 31, 2023 the Company issued additional Original Penny Warrants to purchase 4,783 shares of Common Stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the penny warrants with respect to certain sales made by the Company under the ChEF Equity Facility. In addition, pursuant to the Company’s limited waiver agreement on December 29, 2023 between the Company and the lenders and lending agent, the Company agreed to issue to the lenders additional penny warrants exercisable to purchase an aggregate 1,286,671 shares of its Common Stock.

On May 13, 2024, the Company received a waiver from its Administrative Agent and Term Loan Lenders (the “May 2024 Waiver”) in regards to its compliance with the to satisfy the Senior Leverage Ratio and Fixed Charge Coverage Ratio tests (the “Tests”) as of the last day of the quarter ended June 30, 2024 from the Term Loan Lenders in regards to its compliance with the Tests as of the last day of the quarter ended June 30, 2024. The May 2024 Waiver provided for a one-time issuance of penny warrants (the “May 2024 Penny Warrants”) to purchase up to 2,550,000 shares of the Company’s common stock, par value $0.0001 per share (the “May 2024 Penny Warrant Shares”), at an exercise price of $0.01 per share, in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended June 30, 2024. The May 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

On June 28, 2024, the Company entered into a limited waiver and first amendment (the “Amendment”) to the Term Loan with the lenders in regards to its compliance with the for the quarter ended June 30, 2024 and certain amendments to the Term Loan. The Amendment provided for a one-time issuance of penny warrants (the “June 2024 Penny Warrants”, collectively with the Original Penny Warrants, the May 2024 Penny Warrants and the June 2024 Penny Warrants, the “Penny Warrants”) to purchase up to 2,100,000 shares of the Company’s common stock, par value $0.0001 per share (the “June 2024 Penny Warrant Shares”), at an exercise price of $0.01 per share, in connection with the lenders’ agreement to waive the Tests under the Term Loan for the quarter ended June 30, 2024 and to amend the Term Loan. The June 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance. The May 2024 Penny Warrants and the June 2024 Penny Warrants were valued utilizing a Black-Scholes model with the following assumptions:

	May 2024 Penny Warrants	June 2024 Penny Warrants
Stock price	$1.19	$0.85
Strike price	$0.01	$0.01
Term	10 years	10 years
Volatility	88%	91%
Risk-free rate	4.5%	4.4%

The Company concluded the Penny Warrants are not considered indexed to the Company’s Common Stock and to be accounted for as liabilities under ASC 815. As such, the estimated fair value is recognized as a liability each reporting period, with changes in the fair value recognized within income each period. There were no Term Loan Warrants outstanding prior to the merger.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Penny Warrants:

	As of June 30, 2024	As of December 31, 2023
Common stock price	$0.85	$0.54
Exercise price	0.01	0.01
Dividend yield	0%	0%
Term	8.27	10
Volatility	91.00%	96.00%
Risk-free rate	4.30%	3.90%
Fair value	$0.84	$0.54

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Investor Warrants issued in the June 2023 Offering:

	As of June 30, 2024	As of December 31, 2023
Common stock price	$0.85	$0.54
Exercise price	$2.00	$2.00
Dividend yield	0%	0%
Term	3.98	4.48
Volatility	103.00%	106.00%
Risk-free rate	4.40%	3.90%
Fair value	$0.49	$0.31

The following table presents a roll-forward of the Company’s warrants from January 1, 2024 to June 30, 2024:

Term Loan Warrants (including Penny Warrants):

Common Stock Warrants
Warrants Outstanding, January 1, 2024	1,884,510
Exercise of warrants	-
Warrants issued	4,657,675
Warrants Outstanding, June 30, 2024	6,542,185

Investor Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2024	11,131,900
Issuance of warrants	-
Exercise of warrants	-
Warrants outstanding, June 30, 2024	11,131,900

Note 10 - COMMON STOCK

No dividends on common stock had been declared by the Company.

For the six months ended June 30, 2024 and 2023, the Company had reserved shares of common stock for issuance as follows:

	June 30, 2024	June 30, 2023
Options issued and outstanding	1,908,821	3,443,099
Common stock outstanding	61,367,633	58,504,541
Warrants outstanding	29,168,251	23,492,221
Earnout shares	25,000,000	40,000,000
Shares available for future issuance	8,957,130	4,434,916
Total	126,401,835	129,874,777

ChEF Equity Facility

On October 7, 2022, the Company and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (the “Original Purchase Agreement”) and a Registration Rights Agreement in connection with the merger. Pursuant to the Original Purchase Agreement, the Company has the right to sell to CCM LLC an amount of shares of Common Stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the Purchase Agreement (the “ChEF Equity Facility”). In addition, the Company appointed LifeSci Capital, LLC as “qualified independent underwriter” with respect to the transactions contemplated by the Purchase Agreement. On May 20, 2024, the Company entered into an amendment to the Original Purchase Agreement (the “A&R Purchase Agreement”, together with the Original Purchase Agreement, the “Purchase Agreement”) with CCM LLC to update the volume weighted average price purchase mechanics of the equity facility to permit Intraday VWAP Purchases (as defined in the A&R Purchase Agreement). Under the terms of the Purchase Agreement, the Company issued 98,500 shares pursuant to the Purchase Agreement with CCM LLC for aggregate net proceeds to the Company of $671 from the period January 1, 2023 through June 30, 2023. The Company issued 850,463 shares pursuant to the Purchase Agreement with CCM LLC for aggregate proceeds to the Company of $737 from the period January 1, 2024 through June 30, 2024.

Note 11 - STOCK-BASED COMPENSATION

Share-based compensation expense for options and RSUs totaling $503 and $5,441 was recognized in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023, respectively. Share-based compensation expense for options and RSUs totaling $237 and $954 was recognized in the Company’s consolidated statements of operations for the three months ended June 30, 2024 and 2023, respectively.

Of the $503 of share-based compensation incurred during the six months ended June 30, 2024, $60 is allocated to cost of goods sold, $101 to research and development, $127 to selling and marketing, and $215 to general and administrative expenses. Of the $5,441 of share-based compensation incurred during the six months ended June 30, 2023, $75 is allocated to cost of goods sold, $49 to research and development, $971 to selling and marketing, and $4,346 to general and administrative expenses.

Of the $237 of share-based compensation incurred during the three months ended June 30, 2024, $28 is allocated to cost of goods sold, $36 to research and development, $67 to selling and marketing, and $106 to general and administrative expenses. Of the $954 of share-based compensation incurred during the three months ended June 30, 2023, $39 is allocated to cost of goods sold, $20 to research and development, $115 to selling and marketing, and $780 to general and administrative expenses.

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which is designed to allow eligible employees and the eligible employees of the Company’s participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions. A total of 2,464,400 shares of the Company’s common stock were initially available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year by an amount equal to lesser of (1) 1% of the total number of outstanding shares of the Company’s common stock on December 31 in the prior year, (2) 1,500,000 shares, or (3) such number as determined by the Company’s board of directors.

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value

Balances, January 1, 2024	2,364,787	$2.69	$1.57	7.60	$60
Options granted	-	-	-	-	-
Options forfeited	(218,488)	2.94	1.62	-	-
Options expired	(228,726)	2.88	1.68	-	1
Options exercised	(8,752)	0.35	0.52	-	3
Balances, June 30, 2024	1,908,821	2.64	1.55	6.63	182

At June 30, 2024
Vested and Exercisable		$1,536,895	2.45	6.38	$179
Vested and expected to vest		$1,908,821	2.64	6.63	$182

During the six months ended June 30, 2024, the Company issued 8,752 shares as a result of exercised stock options upon the receipt of proceeds of approximately $3.

Restricted Stock Units

On February 10, 2023, the Company granted 461,998 restricted stock units under the 2022 plan which vest immediately. The fair value of the restricted stock units on the date of grant was $3,464 and was recorded as compensation expense during the six months ended June 30, 2023.

On February 5, 2024, the Company granted 220,000 restricted stock units of which 100,000 vested immediately. The fair value of the 220,000 restricted stock units was $95 and an expense of $48 was recorded as compensation expense during the six months ended June 30, 2024.

On April 17, 2024, the Company issued 3,428 shares in exchange for 4,875 vested RSU’s less shares deducted to cover taxes. On May 22, 2024, the Company issued 375 shares in exchange for 375 vested RSU’s.

On April 12, 2024, the Company issued a total of 836,295 RSUs to the following employees: (i) 567,407 RSUs to the Chief Executive Officer; (ii) 181,481 RSUs to the Chief Revenue Officer; and (iii) 87,407 RSUs to the Chief Marketing Officer. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. On June 24, 2024, the Company granted 21,750 restricted stock units. The fair value of the 2,191,377 restricted stock units was $995 and an expense of $71 was recorded as compensation expense during the six months ended June 30, 2024.

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

The following table presents the restricted stock units activity for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Fair Market Value

Unvested shares, January 1, 2024	47,000	$2.69
Granted and unvested	2,411,377	0.45
Forfeited	(10,000)	2.87
Vested	(106,000)	0.65
Unvested shares, June 30, 2024	2,342,377	$0.48

As of June 30, 2024, there were 8,957,130 shares of unissued authorized and available for future awards under the 2022 Equity Incentive Plan and Employee Stock Purchase Plan.

Employee Stock Purchase Plan

The Company maintains the Dragonfly Energy Corporation, Inc. Employee Stock Purchase Plan which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by the Company’s Board of Directors on May 13, 2022. On April 24, 2024, the Company issued 244,774 common shares in connection with its Employee Stock Purchase Plan for a total consideration of approximately $112. The ESPP allows employees to purchase shares at a 15% discount to the lesser of the stock price at the beginning or the end of the offering period, which was October 1, 2023, and April 1, 2024, respectively. The discount resulted in an exercise price of $0.46 per share. During the three and six months ended June 30, 2024, the Company did not recognize any compensation expense.

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

Note 13 - REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has revised the previously issued financial statements for the quarter ended June 30, 2023 for the underpayment of tariffs to U.S. Customs and Border Protection (“CBP”) related to the improper classification and valuation of certain of the products used in its batteries. The Company has reported the underpayment to CBP. The underpayment of tariffs was primarily the result of utilizing an improper tariff rate. The additional amount of the tariffs was allocated between inventory and cost of goods sold based on the status of imported items (i.e. included in the inventories held vs included in the inventories already sold to customers).

In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to any prior annual or interim financial statements. Notwithstanding this conclusion, management has revised the accompanying condensed consolidated financial statements for the quarter ended June 30, 2023 and related notes included herein to correct this error for the financial statements for the quarter ended June 30, 2023 presented.

The following tables present the effect of correcting this error on the Company’s previously issued financial statements.

	For the three months ended June 30, 2023
Consolidated Statements of Operations	As previously reported	Adjustment	As revised
Cost of Goods Sold	15,176	174	15,350
Gross Profit	4,098	(174)	3,924
Loss From Operations	(8,391)	(174)	(8,565)
Interest Expense	(4,113)	(25)	(4,138)
Loss Before Taxes	(11,700)	(199)	(11,899)
Net Loss	(11,700)	(199)	(11,899)
Net Loss per share – Basic & Diluted	(0.25)	(0.0)	(0.25)

	For the six months ended June 30, 2023
Consolidated Statements of Operations	As previously reported	Adjustment	As revised
Cost of Goods Sold	29,224	250	29,474
Gross Profit	8,841	(250)	8,591
Loss From Operations	(18,207)	(250)	(18,457)
Interest Expense	(7,928)	(66)	(7,994)
Income Before Taxes	(6,808)	(316)	(7,124)
Net Loss	(6,808)	(316)	(7,124)
Net Loss per share – Basic & Diluted	(0.15)	(0.0)	(0.15)

	For the Period Ended June 30, 2023
Consolidated Statements of Cash Flows	As previously reported	Adjustment	As revised
Net Income	(6,808)	(316)	(7,124)
Change in Accrued Tariffs	-	316	316

	For the Period Ended June 30, 2023
Consolidated Statements of Shareholder’s Equity	As previously reported	Adjustment	As revised
Accumulated Deficit - January 1, 2023	(27,133)	(589)	(27,722)
Net Income	4,892	(117)	4,775
Accumulated Deficit - March 31, 2023	(22,241)	(706)	(22,947)
Net Loss	(11,700)	(199)	(11,899)
Accumulated Deficit - June 30, 2023	(33,941)	(905)	(34,846)

Note 14 - SUBSEQUENT EVENTS

On July 29, 2024, Battle Born Battery Products, LLC, a Delaware limited liability company (“Battle Born LLC”), was formed as a wholly-owned subsidiary of Legacy Dragonfly.

On July 29, 2024, the Company and Battle Born LLC entered into a License Agreement with Stryten Energy LLC. Pursuant to the License Agreement, Battle Born LLC granted Stryten an exclusive, worldwide license to use certain trademarks relating to the Company’s lithium-ion battery brand, Battle Born Batteries® (the “Licensed Trademarks”) for business-to-business sales of batteries to customers within certain markets as set forth in the License Agreement. In exchange for the licensing rights, Stryten agreed to pay Battle Born LLC an initial licensing fee of $5.0 million dollars (the “Initial Licensing Fee”). The License Agreement provides for mid-single digit royalty payments based on net sales using the Licensed Trademarks, with a tiered structure reaching up to $25.0 million dollars, at which point Stryten will be required to pay a nominal annual license fee.

The License Agreement is perpetual in term, unless terminated by the parties as set forth in the License Agreement.

Prior to and in connection with the License Agreement, on July 29, 2024, pursuant to a trademark transfer and license back agreement, DFE transferred all of its intellectual property rights in the Licensed Trademarks to Battle Born LLC and DFE licensed back from Battle Born LLC all rights in and to the Licensed Trademarks worldwide outside of the Stryten Market.

In connection with the License Agreement, on July 29, 2024, the Company, Legacy Dragonfly and Battle Born LLC entered into a Limited Waiver, Consent and Second Amendment to Term Loan Agreement (the “Second Amendment”) with the Term Loan Lenders, and Alter Domus (US) LLC, as the agent to the Term Loan Lenders, in which the Term Loan Lenders (i) consented to the transactions contemplated by the License Agreement and the Trademark Transfer Agreement and (ii) agreed to waive the mandatory prepayment under the Loan Agreement that would have been due to the Term Loan Lenders under the Loan Agreement upon Battle Born LLC’s receipt of the Initial Licensing Fee.

In connection with the Second Amendment, Battle Born LLC entered into a Joinder Agreement with the Term Loan Lenders (the “Joinder”) whereby Battle Born LLC became a guarantor and credit party to the Loan Agreement.

On July 31, 2024, the Company received a waiver from its Administrative Agent and Term Loan Lenders (the “July 2024 Waiver”) in regards to its compliance with the Liquidity test as of the last day of the fiscal month ended July 31, 2024 from the Term Loan Lenders in regards to its compliance with the Liquidity test as of the last day of the fiscal month ended July 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Dragonfly Energy Holdings Corp., a Nevada corporation. References to “Legacy Dragonfly” refer to Dragonfly Energy Corp., a Nevada corporation, one of our wholly-owned subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to successfully increase market penetration into target markets;

●	the addressable markets that we intend to target do not grow as expected;

●	the potential for events or circumstances that result in our failure to timely achieve the anticipated benefits of our customer arrangements with THOR Industries and its affiliate brands (including Keystone RV Company (“Keystone”)), including Keystone’s decision in July 2023, that, due to weaker demand for its products and their subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers;

●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;

●	the loss of any members of our senior management team or other key personnel;

●	the loss of any relationships with key suppliers, including suppliers in China;

●	the loss of any relationships with key customers;

●	our ability to protect our patents and other intellectual property;

●	the failure to successfully optimize solid-state cells or to produce commercially viable solid-state cells in a timely manner or at all, or to scale to mass production;

●	the failure to timely achieve the anticipated benefits of our recent licensing arrangement with Stryten Energy LLC;

●	the failure to produce lithium battery cells in the United States in a timely manner or at all, or to scale to mass production;

●	changes in applicable laws or regulations, including changes in the rates of tariffs or any adjustments to the amounts payable by us to customs as a result of improperly identifying the applicable tariff rate payable on our products;

●	our ability to maintain the listing of our common stock and our public warrants on the Nasdaq Capital Market;

●	the possibility that we may be adversely affected by other economic, business and/or competitive factors (including an economic slowdown or inflationary pressures);

●	our ability to sell the desired amounts of shares of common stock at desired prices under our equity facility;

●	our ability to raise additional capital to fund our operations;

●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;

●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;

●	developments relating to our competitors and our industry;

●	our ability to engage target customers and successfully retain these customers for future orders;

●	the reliance on two suppliers for our lithium iron phosphate cells and a single supplier for the manufacture of our battery management system;

●	the potential impact of geopolitical events, including the Russia-Ukraine conflict and Hamas’ attack on Israel, and their effects on our operations; and

●	our current dependence on a single manufacturing facility.

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

Since 2020, we have sold over 310,000 batteries. For the quarters ended June 30, 2024, and June 30, 2023, we sold 11,526 and 20,966 batteries, respectively, and had $13.2 million and $19.3 million in net sales, respectively. For the six months ended June 30, 2024 and June 30, 2023, we sold 22,624 and 41,297 batteries, respectively, and had $25.7 million and $38.1 million in net sales, respectively. We currently offer a line of batteries across our “Battle Born” and “Dragonfly” brands, each differentiated by size, power and capacity, consisting of seven different models, four of which come with a heated option. We primarily sell “Battle Born” branded batteries directly to consumers (“DTC”) and “Dragonfly” branded batteries to original equipment manufacturers (“OEMs”).

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

Moreover, our solid-state technology in development removes the need for a liquid electrolyte, thereby addressing safety concerns related to flammability. Our unique competitive edge lies in the combination of solid-state technology with its scalable dry-electrode manufacturing process. This enables the rapid production of cells having an intercalation anode (like graphite or silicon), unlike many competitors reliant on less stable lithium metal anodes. We believe this design offers superior cyclability and safety, serving as a key differentiator in the energy storage market. Furthermore, internal production of both conventional and solid-state cells streamlines our supply chain and enables vertical integration, ultimately driving down production costs. In October 2023, we announced the successful dry deposition of anode and cathode electrodes at scale using our patented battery manufacturing process. We are currently producing sample cells for prospective customers across a variety of chemistries and end-markets and expect to begin scaling production during 2025.

As of June 30, 2024, we had cash totaling $4.7 million. Our net loss for the quarter ended June 30, 2024 was $13.6 million and our net loss for the quarter ended June 30, 2023 was $11.9 million. As a result of becoming a publicly traded company, we continue to need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to continue to incur additional expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees. As discussed under “Liquidity and Capital Resources” below, we expect that we will need to raise additional funds, including through the use of our $150 million equity facility (the “ChEF Equity Facility”) with Chardan Capital Markets LLC (“CCM LLC”) and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects.

ChEF Equity Facility

On October 7, 2022, we entered into a purchase agreement with CCM LLC in connection with the ChEF Equity Facility, which was subsequently amended on May 20, 2024 (as amended, the “Purchase Agreement”). We intend to opportunistically use the ChEF Equity Facility to help maintain minimum cash balances required by the lenders as we continue to execute on growing the business through product releases, customer/market expansion, and R&D milestones. We expect to use the ChEF Equity Facility as a regular source of funds over the next twelve months and our available share balance increases, allowing for more consistent purchases under the ChEF Equity Facility. Use of the ChEF Equity Facility may adversely affect us, including the market price of our common stock and future issuances may be dilutive to existing stockholders.

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

June 2024 Private Placement

On June 28, 2024, we received a limited waiver and first amendment (the “Amendment”) from the Term Loan Lenders in regards to our compliance with the Tests as of the last day of the quarter ended June 30, 2024. The Amendment provided for a one-time issuance of penny warrants (the “June 2024 Penny Warrants”) to purchase up to 2,100,000 shares of our common stock (the “June 2024 Penny Warrant Shares”), at an exercise price of $0.01 per share, in connection with the Term Loan Lender’s agreement to waive the Tests under the Term Loan for the quarter ended June 30, 2024. The June 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

In addition, the Amendment (i) reduced the liquidity requirement under the Term Loan to be $3.5 million as of the last day of the month ended June 30, 2024, and $10.0 million as of the last day of each fiscal month thereafter commencing with the fiscal month ending July 31, 2024 and (ii) provided for the interest to be paid on the Payment Date (as defined in the Term Loan) occurred on July 1, 2024 to be solely payable-in-kind.

Recent Developments

Licensing Agreement with Stryten

On July 29, 2024, us, Legacy Dragonfly and Battle Born Battery Products, LLC (“Battle Born LLC”), a newly formed wholly-owned subsidiary of Legacy Dragonfly, entered into a License Agreement (the “License Agreement”) with Stryten Energy LLC (“Stryten”). Pursuant to the License Agreement, Battle Born LLC granted Stryten an exclusive, worldwide license to use certain trademarks relating to Legacy Dragonfly’s lithium-ion battery brand, Battle Born Batteries® (the “Licensed Trademarks”) for business-to-business sales of batteries to customers within the following markets: (i) automative, (ii) marine, (iii) powersports, (iv) lawn and garden, (v) golf cart, and (vi) military and defense (such industries, the “Stryten Market”). In exchange for the licensing rights, Stryten agreed to pay Battle Born LLC an initial licensing fee of five million dollars ($5,000,000) (the “Initial Licensing Fee”). The License Agreement provides for mid-single digit royalty payments based on net sales using the Licensed Trademarks, with a tiered structure reaching up to twenty-five million dollars ($25,000,000), at which point Stryten will be required to pay a nominal annual license fee. Additional fees will apply for battery design and contract manufacturing services outside of the License Agreement.

The License Agreement is perpetual in term, unless terminated by: (i) Battle Born LLC if Stryten fails to pay the royalty payments required by the License Agreement and such royalty payments remain unpaid thirty (30) days after notice of such overdue payments (provided that Battle Born LLC uses reasonable efforts to discuss such overdue payments with Stryten), or (ii) either party (x) if the other party materially breaches the License Agreement and fails to cure such material breach within thirty (30) days of notice of such breach, (y) upon the occurrence of certain bankruptcy-related events, or (z) under certain circumstances, if the aggregate royalty payments received by Battle Born LLC under the License Agreement are less than fifteen million dollars ($15,000,000) after five (5) years.

Second Amendment to our Term Loan

In connection with the License Agreement, on July 29, 2024, us, Legacy Dragonfly and Battle Born LLC entered into a Limited Waiver, Consent and Second Amendment to the Term Loan, Guarantee and Security Agreement (the “Second Amendment”) with the Term Loan Lenders (defined below) under our Original Term Loan (defined below).

Pursuant to the Second Amendment, the Term Loan Lenders (i) consented to the transactions contemplated by the License Agreement and the Trademark Transfer Agreement and (ii) agreed to waive the mandatory prepayment under the Loan Agreement that would have been due to the Term Loan Lenders under the Loan Agreement upon Battle Born LLC’s receipt of the Initial Licensing Fee.

In connection with the Amendment, Battle Born LLC entered into a Joinder Agreement with the Term Loan Lenders (the “Joinder”) whereby Battle Born LLC became a guarantor and credit party to the Loan Agreement.

July 2024 Waiver

On July 31, 2024, we received a waiver (the “July 2024 Waiver”) from the Term Loan Lenders in regards to our compliance with the liquidity tests as of the last day of the fiscal month ended July 31, 2024.

Trucking Market Milestones

We have made significant progress in developing our distribution channels. Our batteries have now received approval for installation at Daimler Truck CTS, Rush Enterprises CVS, and Fontaine Modification, all of which are PDI or modification and upfit centers. This development ensures the ready availability of batteries for shipment on new trucks and allows for their inclusion in the tractor’s purchase price.

On August 12, 2024, we announced that we would be partnering with Highway Transport, a leader in North American liquid chemical transportation, to transition Highway Transport’s entire fleet of over 500 trucks to our Battle Born all-electric APUs. As part of the partnership, Highway Transport is expected to install the Battle Born all-electric APUs on new tractors in addition to retrofitting current models in Highway Transport’s fleet. This partnership with Highway Transport marks a major step forward for our reach in the commercial trucking sector. We believe the planned integration of the Battle Born all-electric APU into Highway Transport’s fleet paves the way for wider adoption of our clean energy solutions, accelerating the transition towards a more sustainable transportation landscape.

On July 1, 2024, we announced that we are now a provider of lithium based liftgate power solutions for Refreshment Services Pepsi, a privately-held independent bottler and distributor for Pepsi-Cola® products. With distribution centers across the U.S., Refreshment Services Pepsi will begin integrating our Battle Born Batteries products into their fleet to power liftgate operations. The expansion of our lithium-based power solutions to liftgate applications broadens sales opportunities within the trucking market.

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

Our strategy includes plans to expand into new end markets that we have identified as opportunities for our LFP batteries, including medium and heavy-duty trucking, specialty and work vehicles, solar integration, oil and gas, industrial, rail, material handling, and emergency and standby power in the medium term, and data centers, telecom and distributed on-grid storage in the longer term. We believe that our current LFP batteries and, eventually, our solid-state batteries, will be well-suited to supplant traditional lead-acid batteries as a reliable power source for the variety of low power density uses required in these markets (such as powering the increasing number of on-board tools needed in emergency vehicles). The success of this strategy requires (1) continued growth of these addressable markets in line with our expectations and (2) our ability to successfully enter these markets. We expect to incur significant marketing costs understanding these new markets, and researching and targeting customers in these end markets, which may not result in sales. If we fail to execute on this growth strategy in accordance with our expectations, our sales growth would be limited to the growth of existing products and existing end markets.

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

Research and Development

Our research and development is primarily focused on the advanced manufacturing of Lithium ion batteries using a dry-electrode process. We are focused on scaling the process to allow for the low-cost domestic manufacturing of cells. We are also applying the dry-electrode process to the production of solid-state lithium-ion batteries having an LFP catholyte, a solid electrolyte and an intercalation-based anolyte (intercalation being the reversible inclusion of a molecule or ion into layered solids). The next stage in our technical development is to construct the battery to optimize performance and longevity to meet and exceed industry standards for our target storage markets. Ongoing testing and optimizing of more complicated batteries incorporating layered pouch cells will assist us in determining the optimal cell chemistry to enhance conductivity and increase the number of cycles (charge and discharge) in the cell lifecycle. This is expected to require significant additional expense, and we may need to raise additional funds to continue these research and development efforts.

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

Results of Operations

Comparisons for the Three months ended June 30, 2024, and June 30, 2023

The following table sets forth our results of operations for the three months ended June 30, 2024 and June 30, 2023. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three months ended June 30,
	2024	% Net Sales	2023	% Net Sales
	(in thousands)
Net Sales	$13,208	100.0	$19,274	100.0
Cost of Goods Sold	10,041	76.0	15,350	79.6
Gross profit	3,167	24.0	3,924	20.4
Operating expenses
Research and development	1,531	11.6	1,067	5.5
General and administrative	5,704	43.2	7,614	39.5
Sales and marketing	2,681	20.3	3,808	19.8
Total Operating expenses	9,916	75.1	12,489	64.8
Loss From Operations	(6,749)	(51.1)	(8,565)	(44.4)
Other Income (Expense)
Interest expense, net	(4,878)	(37.0)	(4,138)	(21.5)
Other expense	(19)	(0.1)	-	0.0
Change in fair market value of warrant liability	(1,981)	(15.0)	804	4.2
Total Other Expense	(6,878)	(52.1)	(3,334)	(17.3)
Loss Before Taxes	(13,627)	(103.2)	(11,899)	(61.7)
Income Tax Benefit	-	-	-	-
Net Loss	$(13,627)	(103.2)	$(11,899)	(61.7)

	Three months ended June 30,
	2024	2023
	(in thousands)
DTC	6,534	9,972
% Net Sales	49.5	51.7
OEM	6,674	9,302
% Net Sales	50.5	48.3
Net Sales	$13,208	19,274

Net Sales

Net sales decreased by $6.1 million, or 31.5%, to $13.2 million for the three months ended June 30, 2024, as compared to $19.3 million for the three months ended June 30, 2023. This decrease was primarily due to lower DTC and OEM battery and accessory sales offset by a higher average sales price. For the three months ended June 30, 2024, DTC revenue decreased by $3.5 million to $6.5 million, compared to $10.0 million in the second quarter of 2023 due to decreased customer demand for our products, rising interest rates, and inflation. OEM revenue decreased by $2.6 million to $6.7 million, compared to $9.3 million in the second quarter of 2023 primarily due to our largest RV customer changing our product from a standard offering to an option, in addition to lower order volumes by key customers, primarily due to a weather event at our largest customer’s production facility, combined with persisting weakness in the motorized RV market. Excluding this customer our RV OEM sales were up 36% year over year for the three months ended June 30, 2024.

We expect our deployment of products for use in oil and gas operations in North America to begin contributing to net sales by the fourth quarter of 2024.

Cost of Goods Sold

Cost of revenue decreased by $5.3 million, or 34.6%, to $10.0 million for the three months ended June 30, 2024, as compared to $15.4 million for the three months ended June 30, 2023. This decrease was primarily due to lower unit volume and lower material costs associated with consuming lower-priced inventory resulting in a $5.2 million decrease of product cost and $0.1 million decrease in overhead expense associated with lower labor costs due to reduced headcount. We expect our Cost of Goods Sold to increase in conjunction with the anticipated increase in revenue over the next 12 months.

Gross Profit

Gross profit decreased by $0.7 million, or 19.3%, to $3.2 million for the three months ended June 30, 2024, as compared to $3.9 million for the three months ended June 30, 2023. The decrease in gross profit was primarily due to a lower unit volume of sales offset by higher average selling price and lower material cost.

Research and Development Expenses

Research and development expenses increased by $0.4 million, or 43.5%, to $1.5 million for the three months ended June 30, 2024, as compared to $1.1 million for the three months ended June 30, 2023. The increase was primarily due to higher wage expense in the amount of $0.3 million and $0.1 million for increased lease expense for new lease. While we expect to continue to grow the Research and Development headcount, we expect to do so at a slower rate than in prior years.

General and Administrative Expenses

General and administrative expenses decreased by $1.9 million, or 25.1%, to $5.7 million for the three months ended June 30, 2024, as compared to $7.6 million for the three months ended June 30, 2023. This decrease was primarily due to employee-related costs in the amount of $2.0 million. Impacting this is a severance package in the amount of $0.7 million and higher stock-based compensation in the amount of $0.7 million both in the prior year along with lower employee related costs in the amount of $0.6 million due to decreased headcount. Professional services, legal, insurance expenses and travel are lower by $0.6 million. Offsetting these lower costs is an increase in rent expense in the amount of $0.7 million for our new facility which is fully allocated to general and administrative expenses since we have not occupied the building as of June 30, 2024. We expect General and Administrative Expenses, as a percentage of revenue, to decline over the next 12 months.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $1.1 million, or 29.6%, to $2.7 million for the three months ended June 30, 2024, as compared to $3.8 million for the three months ended June 30, 2023. This decrease was primarily due to lower employee-related costs in the amount of $0.9 million of which $0.8 million is due to the prior period expense of the Wakespeed earnout accrual. Lower shipping costs in the amount of $0.3 million was related to a reduction in units sold. We expect our Selling and Marketing Expenses to be relatively stable over the next 12 months.

Total Other (Expense) Income

Other expense totaled $6.9 million for the three months ended June 30, 2024 as compared to total other expense of $3.3 million for the three months ended June 30, 2023. Other expense of $6.9 million in three months ended June 30, 2024 was comprised primarily of interest expense of $4.9 million related to our debt securities and a change in fair market value of warrant liability in the amount of negative $2.0 million. The $3.3 million of other expense in three months ended June 30, 2023 was comprised $4.1 million in interest expense related to our debt securities partial offset by the positive change in fair market value of warrant liability of $0.8 million.

Income Tax (Benefit) Expense

There was no tax expense recorded for the three months ended June 30, 2024 or the three months ended June 30, 2023. Based on available evidence as of June 30, 2024 and June 30, 2023, management believes it is more likely than not that some or all the deferred tax assets will not be realized. Accordingly, we established a 100% valuation allowance. As a result of the full valuation allowance, we did not record a tax benefit during the three months ended June 30, 2023 or the three months ended June 30, 2024.

Net Loss

We experienced a net loss of $13.6 million for the three months ended June 30, 2024, as compared to net loss of $11.9 million for the three months ended June 30, 2023. As described above, this result was driven by lower sales partially offset by lower cost of goods sold, and lower operating expenses, and an increase in other income (due to the change in fair market value of our warrants).

Comparisons for the Six months ended June 30, 2024 and June 30, 2023

The following table sets forth our results of operations for the six months ended June 30, 2024, and the six months ended June 30, 2023. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Six months ended June 30,
	2024	% Net Sales	2023	% Net Sales
	(in thousands)
Net Sales	$25,713	100.0	$38,065	100.0
Cost of Goods Sold	19,495	75.8	29,474	77.4
Gross profit	6,218	24.2	8,591	22.6
Operating expenses
Research and development	2,864	11.1	1,947	5.1
General and administrative	10,517	40.9	17,109	45.0
Sales and marketing	5,425	21.1	7,992	21.0
Total Operating expenses	18,806	73.1	27,048	71.1
(Loss) From Operations	(12,588)	(48.9)	(18,457)	(48.5)
Other Income (Expense)

Interest expense, net	(9,638)	(37.5)	(7,994)	(21.0)
Other expense	(23)	(0.1)	-	0.0
Change in fair market value of warrant liability	(1,745)	(6.8)	19,327	50.8
Total Other (Expense) Income	(11,406)	(44.4)	11,333	29.8
Loss Before Taxes	(23,994)	(93.3)	(7,124)	(18.7)
Income Tax Benefit	-	-	-	-
Net Loss	$(23,994)	(93.3)	$(7,124)	(18.7)

	Six months ended June 30,
	2024	2023
	(in thousands)
DTC	11,737	20,009
% Net Sales	45.6	52.6
OEM	13,976	18,056
% Net Sales	54.4	47.4
Net Sales	$25,713	38,065

Net Sales

Net sales decreased by $12.4 million, or 32.4%, to $25.7 million for the six months ended June 30, 2024, as compared to $38.1 million for the six months ended June 30, 2023. This decrease was primarily due to lower DTC and OEM battery and accessory sales offset by a higher average sales price. For the six months ended June 30, 2024, DTC revenue decreased by $8.3 million to $11.7 million due to decreased customer demand for our products related to rising interest rates and inflation. OEM revenue decreased by $4.1 million to $14.0 million primarily due to our largest RV customer changing our product from a standard offering to an option, in addition to lower order volumes by key customers, primarily due to a weather event at our largest customer’s production facility, combined with persisting weakness in the motorized RV market. Excluding this customer our RV OEM sales were up 38% year over year for the six months ended June 30, 2024. We expect our deployment of products for use in oil and gas operations in North America to begin contributing to net sales by the fourth quarter of 2024.

Cost of Goods Sold

Cost of revenue decreased by $10.0 million, or 33.9%, to $19.5 million for the six months ended June 30, 2024, as compared to $29.5 million for the six months ended June 30, 2023. This decrease was primarily due to lower unit volume and lower material costs associated with consuming lower-priced inventory resulting in a $9.8 million decrease of product cost and $0.2 million decrease in overhead expense associated with lower labor costs due to reduced headcount. We expect our Cost of Goods Sold to increase in conjunction with the anticipated increase in revenue over the next 12 months.

Gross Profit

Gross profit decreased by $2.4 million, or 27.6%, to $6.2 million for the six months ended June 30, 2024, as compared to $8.6 million for the six months ended June 30, 2023. The decrease in gross profit was primarily due to a lower unit volume of sales offset by higher average sales price and consumption of lower-priced inventory.

Research and Development Expenses

Research and development expenses increased by $1.0 million or 47.0%, to $2.9 million for the six months ended June 30, 2024, as compared to $1.9 million for the six months ended June 30, 2023. The increase was primarily due to higher wage expense in the amount of $0.5 million and $0.1 million for increased lease expense for new building in Fernley. Other costs including product development, supplies, the allocation of travel from general and administrative expenses and depreciation related to increase in assets were higher by $0.3 million. While we expect to continue to grow the Research and Development headcount, we expect to do so at a slower rate than in prior years.

General and Administrative Expenses

General and administrative expenses decreased by $6.6 million, or 38.5%, to $10.5 million for the six months ended June 30, 2024, as compared to $17.1 million for the six months ended June 30, 2023. This decrease was primarily due to lower employee related costs in the amount of $6.0 million. Impacting this is a prior year severance package in the amount of $0.7 million and lower stock-based compensation in the amount of $4.1 million along with lower employee related costs in the amount of $1.2 million due to decreased headcount. Professional services, legal and insurance expenses are lower by $1.2 million as a result of prior year public offering expenses and lower insurance premiums. Travel expenses in General and Administrative decreased by $0.4 million due to allocation to the other functional areas in 2024. Offsetting these lower expenses is an increase in rent expense in the amount of $1.0 million for our new facility which fully allocated to general and administrative expenses since we have not occupied the building as of June 30, 2024. We expect General and Administrative Expenses, as a percentage of revenue, to decline over the next 12 months.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $2.6 million, or 32.1%, to $5.4 million for the six months ended June 30, 2024, as compared to $8.0 million for the six months ended June 30, 2023. This decrease was primarily due to a $2.2 million decrease in wage-related expenses of which $1.1 million is related to the prior year expense for the Wakespeed earnout and $0.8 million is due to lower Stock Compensation expense. Lower shipping costs in the amount of $0.7 million was related to a reduction in units sold. Offsetting these lower expenses is an increase of $0.3 million other marketing expense includes travel expenses allocated from general and administrative to selling and marketing in 2024.

Total Other Income (Expense)

Other expense totaled $11.4 million for the six months ended June 30, 2024 as compared to total other income of $11.3 million for the six months ended June 30, 2023. Other expense for the six months ended June 30, 2024 is comprised of a negative change in fair market value of our warrants in the amount of $1.7 million and $9.6 million in interest expense related to our debt securities. Other income for the six months ended June 30, 2023 was comprised of a positive change in fair market value of our warrants in the amount of $19.3 million partially offset by $8.0 million in interest expense related to our debt securities.

Income Tax (Benefit) Expense

There was no tax expense recorded for the six months ended June 30, 2024 or the six months ended June 30, 2023. Based on available evidence as of June 30, 2024 and June 30, 2023, management believes it is more likely than not that some or all the deferred tax assets will not be realized. Accordingly, we established a 100% valuation allowance. As a result of the full valuation allowance, we did not record a tax benefit during the six months ended June 30, 2024 or the six months ended June 30, 2023.

Net Loss

We generated a net loss of $24.0 million for the six months ended June 30, 2024, as compared to net loss of $7.1 million for the six months ended June 30, 2023. This was a result of an increase in other expense (primarily as a result of a change in fair market value of our warrants) and lower sales offset by decreased cost of goods sold and lower operating expenses.

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

We believe that the following accounting estimates are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

The table below presents our adjusted EBITDA, reconciled to net (loss) income for the three and six months ended June 30, 2024, and June 30, 2023.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net loss	$(13,627)	$(11,899)	$(23,994)	$(7,124)
Interest Expense	4,878	4,138	9,638	7,994
Depreciation and Amortization	331	296	663	593
EBITDA	(8,418)	(7,465)	(13,693)	1,463
Adjusted for:
Stock-Based Compensation (1)	237	954	503	5,441
Separation Agreement (2)	-	720	-	720
June Offering Costs (3)	-	904	-	904
Change in fair market value of warrant liability (4)	1,981	(804)	1,745	(19,327)
Adjusted EBITDA	$(6,200)	$(5,691)	$(11,445)	$(10,799)

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and board members.

(2)	Separation Agreement is comprised of $720 in cash severance associated with separation agreement dated April 26, 2023 between us and our former Chief Legal Officer.

(3)	June Offering Costs is comprised of fees and expenses, including legal, accounting, and other expenses associated with our secondary offering.

(4)	Change in fair market value of warrant liabilities represents the change in fair value from January 1, 2023 through June 30, 2023 and January 1, 2024 through June 30, 2024, respectively.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of June 30, 2024, we had cash totaling $4.7 million.

On July 29, 2024, us, Legacy Dragonfly and Battle Born LLC entered into a License Agreement (the “License Agreement”) with Stryten Energy LLC (“Stryten”). In exchange for the licensing rights, Stryten agreed to pay Battle Born LLC an initial licensing fee of five million dollars ($5,000,000). Per the License Agreement, payment for the initial licensing fee is due within 30 days of the effective date of the license agreement. The Company anticipates receiving the $5.0 million dollars for the initial licensing fee by the end of August 2024.

We expect our capital expenditures and working capital requirements to increase materially in the near future, as we continue our research and development efforts (particularly those related to lithium-ion cell manufacturing and battery development), expand our production lines, scale up production operations and look to enter into adjacent markets for our batteries. We expect to deploy a significant amount of capital to continue our development and optimization of our solid-state battery technology, as well as continued investment to automate and increase the production capacity of our existing assembly operation, expansion of our facilities and new strategic investments, including deployment and scaling of our dry-electrode cell manufacturing processes. To date, our focus has been on seeking to prove the fundamental soundness of our manufacturing techniques and our solid-state chemistry. Moving forward, our solid-state related investments will focus on chemistry optimization and establishing a pilot line for pouch cell production. Over the next two to three years, we expect to spend in excess of $50 million on solid-state development and cell manufacturing technologies. In connection with the contraction of our business and uncertainty around the timing of future needs, we reduced our purchase activities in 2024. As a result, our inventory balance at June 30, 2024 decreased by $10.1 million to $28.7 million, compared to $38.8 million at December 31, 2023.

We expect that we will need to raise additional funds, including through the use of the ChEF Equity Facility and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments, and strategic initiatives. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects. Further, any future debt or equity financings may be dilutive to our current stockholders.

Financing Obligations and Requirements

On November 24, 2021, we issued $45 million of fixed rate senior notes, secured by among other things, a security interest in our intellectual property. As part of the Business Combination, we entered into a senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan”) pursuant to the Term Loan, Guarantee and Security Agreement (the “Original Term Loan”) by and among, us, Legacy Dragonfly, Alter Domus (US) LLC, as the Agent to the lenders time-to-time party thereto (such lenders, the “Term Loan Lenders”), the proceeds of which were used to repay the $45 million fixed rate senior notes, and ChEF Equity Facility. On June 28, 2024, we entered into a Limited Waiver and First Amendment to the Term Loan (the “First Term Loan Amendment”) with the lenders in regards to our compliance with the Tests as of the last day of the quarter ended June 30, 2024 and certain amendments to the Original Term Loan. The First Term Loan Amendment provided for a one-time issuance of June 2024 Penny Warrants to purchase up to 2,100,000 shares, in connection with the lenders’ agreement to waive the Tests under the Term Loan for the quarter ended June 30, 2024 and to amend the Term Loan. The June 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

In connection with the License Agreement, on July 29, 2024, us, Legacy Dragonfly and Battle Born LLC entered into the Second Amendment (together with the Original Term Loan and the First Term Loan Amendment, the “Term Loan Agreement”).

Pursuant to the Second Amendment, the Term Loan Lenders (i) consented to the transactions contemplated by the License Agreement and the Trademark Transfer Agreement and (ii) agreed to waive the mandatory prepayment under the Loan Agreement that would have been due to the Lenders under the Loan Agreement upon Battle Born LLC’s receipt of the Initial Licensing Fee.

In connection with the Second Amendment, Battle Born LLC entered into the Joinder.

The Term Loan proceeds were used to: (i) support the Business Combination, (ii) prepay the fixed rate senior notes at closing of the Business Combination, (iii) pay fees and expenses in connection with the foregoing, (iv) to provide additional growth capital and (v) for other general/corporate purposes. The Term Loan will mature on October 7, 2026, or the Maturity Date, and will be subject to quarterly amortization of 5% per annum beginning 24 months after issuance. The definitive documents for the Term Loan incorporate certain mandatory prepayment events and certain affirmative and negative covenants and exceptions hereto. The financial covenants for the Term Loan include a maximum senior leverage ratio covenant, a minimum liquidity covenant, a springing fixed charge coverage ratio covenant, and a maximum capital expenditures covenant. On March 29, 2023, September 29, 2023, December 29, 2023, May 13, 2024 and June 28, 2024, we obtained waivers from Alter Domus (US) LLC, as the administrative agent for the lenders (the “Administrative Agent”) and EICF Agent LLC and certain third-party financing source of our failure to satisfy the Tests under the Term Loan during the quarters ended March 31, 2023, September 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024. On March 31, 2024, April 29, 2024, and June 28, 2024, we received additional waivers from the Administrative Agent and the Term Loan Lenders in regard to our compliance with the liquidity requirement under the Term Loan as of the last day of the fiscal quarters ended March 31, 2024 and June 30, 2024, and as of the last fiscal day for the months ended April 30, 2024 and June 30, 2024. However, it is probable that we will fail to meet these covenants within the next twelve months. In accordance with U.S. GAAP, we reclassified our notes payable from a long-term liability to a current liability. The Term Loan accrues interest as follows: (i) until April 1, 2024, at a per annum rate equal to adjusted secured overnight financing rate (“SOFR”) plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on our senior leverage ratio; (ii) effective April 1, 2024 and thereafter, interest payable to certain lenders subject to regulations of the U.S. Small Business Administration (“SBA”) with outstanding principal on that date of $30,846 will be limited to 14.0% per annum (except for default interest permitted under SBA regulations, as applicable); and (iii) the other outstanding principal will accrue interest from April 1, 2024 thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company, and at all times thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5%, depending on our senior leverage ratio.

Payments of interest based on the Term Loan, are as follows:

(i) Interest payable on April 1, 2024, was paid in cash.

(ii) Interest payable on July 1, 2024, became payable-in-kind.

(iii) Interest payable on October 1, 2024, will be payable partly in cash and partly in-kind, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5% paid-in-kind, depending on the senior leverage ratio of the consolidated company (subject to the 14.0% limit for lenders subject to SBA regulations).

(iv) For each payment date occurring on or after January 1, 2025, interest will be payable in cash.

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

Pursuant to the Purchase Agreement, on the terms of and subject to the satisfaction of the conditions in the Purchase Agreement, including the filing and effectiveness of a registration statement registering the resale by CCM LLC of the shares of common stock issued to it under the Purchase Agreement, we will have the right from time to time at our option to direct CCM LLC to purchase up to a specified maximum amount of shares of common stock, up to a maximum aggregate purchase price of $150 million over the term of the ChEF Equity Facility. The purchase price of the shares of common stock that we elect to sell to CCM pursuant to the Purchase Agreement will be determined by reference to the VWAP of the common stock during the applicable VWAP Purchase Date (as defined in the Purchase Agreement) on which we have timely delivered written notice to CCM directing it to purchase shares of common stock under the Purchase Agreement, less a fixed 3.5% discount to such VWAP. As consideration for its commitment to purchase shares of our common stock under the Purchase Agreement, we have agreed to pay a commitment fee of $1 million to CCM (the “Commitment Fee”), payable by way of an additional 3.0% discount to such VWAP until the Commitment Fee has been paid in full. In connection with the ChEF Equity Facility, we filed a registration statement registering the resale of up to 21,512,027 shares that may be resold into the public markets by CCM LLC, which represented approximately 36% of the shares of our common stock outstanding as of December 31, 2023. During the year ended December 31, 2022, we did not sell any shares of our common stock under the ChEF Equity Facility. During the year ended December 31, 2023, we issued and sold approximately 588,500 shares of our common stock under this facility, resulting in net cash proceeds of $1,278,566. During the six months ended June 30, 2024, we issued and sold approximately 850,000 shares of our common stock under the ChEF Equity Facility, resulting in net cash proceeds of $737,481. From July 1, 2024 through the August 13, 2024, we issued and sold approximately 1,092,578 shares of our common stock under the ChEF Equity Facility, resulting in additional net cash proceeds of $774,740.62. Any sales of such shares into the public market could have a significant negative impact on the trading price of our common stock. This impact may be heightened by the fact that sales to CCM LLC will generally be at prices below the current trading price of our common stock. If the trading price of our common stock does not recover or experiences a further decline, sales of shares of common stock to CCM LLC pursuant to the Purchase Agreement may be a less attractive source of capital and/or may not allow us to raise capital at rates that would be possible if the trading price of our common stock were higher.

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

In 2024, we identified an underpayment of tariffs to CBP in the amount of approximately $1.67 million in the aggregate, related to the improper classification and valuation of certain of the products used in our batteries. We have reported the underpayment to CBP.

Going Concern

For the quarter ended June 30, 2024, we generated a net loss of $13.6 million and had a negative cash flow from operations. As of June 30, 2024, we had approximately $4.7 million in cash and cash equivalents and working capital deficit of $4.6 million.

Under the Term Loan Agreement, we are obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures. On March 29, 2023, September 29, 2023, December 29, 2023, May 13, 2024 and June 28, 2024, we obtained waivers from our Administrative Agent and Term Loan Lenders of our failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan for the quarters ended, March 31, 2023, September 30, 2023, December 31, 2024, March 31, 2024 and June 30, 2024. On March 31, 2024, April 29, 2024 and June 28, 2024, we received additional waivers from our Administrative Agent and Term Loan Lenders in regard to our compliance with our liquidity requirement under the Term Loan as of the last day of the fiscal quarters ended March 31, 2024 and June 30, 2024 and as of the last day of the fiscal months ended April 30, 2024 and June 30, 2024. In connection with the License Agreement, on July 29, 2024, us, Legacy Dragonfly and Battle Born LLC entered into the Second Amendment (together with the Original Term Loan and the First Term Loan Amendment, the “Term Loan Agreement”). Pursuant to the Second Amendment, the Term Loan Lenders (i) consented to the transactions contemplated by the License Agreement and the Trademark Transfer Agreement and (ii) agreed to waive the mandatory prepayment under the Loan Agreement that would have been due to the Lenders under the Loan Agreement upon Battle Born LLC’s receipt of the Initial Licensing Fee. In connection with the Second Amendment, Battle Born LLC entered into the Joinder. It is probable that we will fail to meet these covenants within the next twelve months. If we are unable to comply with the financial covenants in our loan agreement, the Term Loan Lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows for the Six months ended June 30, 2024, and June 30, 2023

	Six months ended June 30,
	2024	2023
	(in thousands)
Net Cash (used in)/provided by:
Operating Activities	$(7,430)	$(5,639)
Investing activities	$(1,324)	$(2,571)
Financing activities	$740	$23,381

Operating Activities

Net cash used in operating activities was $7.4 million for the six months ended June 30, 2024, primarily due to a net loss of $24.0 million partially offset by $4.6 million of payment in-kind interest accrued on the term loan and $10.1 million decrease in inventory as a result of management’s decision to lower overall stocking levels to adjust for more modest demand.

Net cash used in operating activities was $5.6 million for six months ended June 30, 2023, primarily due to a net loss of $7.1 million and negative change of $19.3 million in the fair market value of our warrant liability during the period offset by lower inventory levels an increase in accounts payable and accrued expenses as a result of extended payments for the large influx of cells received late in 2022 and early 2023.

Investing Activities

Net cash used in investing activities was $1.3 million for the six months ended June 30, 2024, as compared to net cash used in investing activities of $2.6 million for the six months ended June 30, 2023. The decrease in cash used in investing activities was primarily due to a decrease in capital equipment expenses.

Financing Activities

There was $0.7 million net cash provided in financing activities, primarily from proceeds of issuing and selling shares under ChEF Equity Facility for the six months ended June 30, 2024, as compared to net cash provided by financing activities of $23.4 million for the six months ended June 30, 2023 was primarily due to net proceeds of $21.1 million from the June 2023 Offering.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating lease liabilities. As of June 30, 2024, we had $2.8 million in short-term operating lease liabilities and $24.0 million in long-term operating lease liabilities.

As disclosed above, we have a Term Loan and as of June 30, 2024, the principal amount outstanding under the Term Loan was $69.7 million.

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

In connection with the preparation of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As described in our Annual Report, our management identified a material weakness in our internal control over financial reporting as a result of our failure to capture, and record, and pay tariffs correctly related to the imported merchandise on previously filed 2022 and 2021 financial statements. Based upon the evaluation described above, our Chief Executive Officer and Interim Chief Financial Officer concluded that, due to the material weakness previously reported in our Annual Report that has not yet been remediated, our disclosure controls and procedures were not effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

Management described a plan to remediate the material weakness within our Annual Report. Management, with the assistance of a third-party service provider, continues to design and implement additional internal controls. Additionally, management continued its risk assessment to identify risks and objectives. There were no other changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management will continue to evaluate and enhance our processes as noted in the remediation plan described within our Annual Report. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these will ultimately have the intended effects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2024, we issued certain additional Penny Warrants to purchase 7,675 shares of Common Stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the penny warrants with respect to certain sales we made under the ChEF Equity Facility. In addition, from the period of July 1, 2024 to August 13, 2024 we issued certain Penny Warrants to purchase 10,021 shares of Common Stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the penny warrants with respect to certain sales we made under the ChEF Equity Facility. The Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance. The Penny Warrants and the shares of Common Stock underlying the Penny Warrants have not been registered under the Securities Act and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the fiscal quarter ended June 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dragonfly Energy Holdings Corp.	8-K	3.1	03/31/2023
3.2	Bylaws of Dragonfly Energy Holdings Corp.	8-K	3.2	03/31/2023
4.1	Form of May 2024 Penny Warrant.	10-Q	4.3	05/14/2024
4.2	Form of June 2024 Penny Warrant.	8-K	4.1	06/28/2024
10.1	Limited Waiver and First Amendment to Term Loan, Guarantee and Security Agreement, dated as of June 28, 2024, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	07/01/2024
10.2	Amended and Restated ChEF Purchase Agreement, by and between Chardan Capital Markets LLC and Dragonfly Energy Holdings Corp., dated May 20, 2024.	8-K	10.1	05/20/2024
10.3#+	Trademark License Agreement, by and among Dragonfly Energy Corp., Battle Born Battery Products, LLC, and Stryten Energy LLC, dated as of July 29, 2024.	8-K/A	10.1	08/01/2024
10.4#	Trademark Transfer and License-Back Agreement, by and between Dragonfly Energy Corp. and Battle Born Battery Products, LLC, dated as of July 29, 2024.	8-K/A	10.2	08/01/2024
10.5#	Limited Waiver, Consent and Second Amendment to Term Loan, Guarantee and Security Agreement, dated as of July 29, 2024, by and among Dragonfly Energy Corp., Dragonfly Energy Holdings Corp., Battle Born Battery Products, LLC, the lenders from time-to-time party thereto and Alter Domus (US) LLC.	8-K/A	10.3	08/01/2024
10.6	Joinder Agreement, by Battle Born Battery Products, LLC and acknowledged by Dragonfly Energy Corp., and Dragonfly Energy Holdings Corp., dated as of July 29, 2024.	8-K/A	10/4	08/01/2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included as Exhibit 101)

*	Filed herewith.
**	Furnished.
#	Portions of these exhibits have been omitted pursuant to Regulation S-K Item 601(a)(5) promulgated under the Exchange Act. The Registrant agrees to furnish supplementally a copy of any omitted schedules and or exhibits to the SEC upon request.
+	Portions of this exhibit, pursuant to Regulation S-K Item 601(b)(10)(iv) promulgated under the Exchange Act, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) the Registrant customarily and actually treats such information as private or confidential. The Registrant agrees to furnish supplementally a copy of any omitted information to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dragonfly Energy Holdings Corp.

Date: August 14, 2024	By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

