Form 10-Q
period 2024-09-30
Dragonfly Energy Holdings Corp.
filed 2024-11-14
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of November 12, 2024, there were 63,128,135 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

DRAGONFLY ENERGY HOLDINGS CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Current Assets	Unaudited
Cash and cash equivalents	$8,019	$12,713
Accounts receivable, net of allowance for credit losses	3,727	1,639
Inventory	24,013	38,778
Prepaid expenses	734	772
Prepaid inventory	1,746	1,381
Prepaid income tax	345	519
Other current assets	753	118
Total Current Assets	39,337	55,920
Property and Equipment
Machinery and equipment	18,128	16,714
Office furniture and equipment	338	319
Leasehold improvements	9,032	1,727
Vehicle	33	33
Total	27,531	18,793
Less accumulated depreciation and amortization	(3,815)	(2,824)
Property and Equipment, Net	23,716	15,969
Operating lease right of use assets, net	20,383	3,315
Other assets	445	-
Total Assets	$83,881	$75,204
Current Liabilities
Accounts payable	$10,128	$10,258
Accrued payroll and other liabilities	8,672	7,107
Accrued tariffs	1,881	1,713
Customer deposits	189	201
Deferred revenue, current portion	1,000	-
Uncertain tax position liability	91	91
Notes payable, current portion, net of debt issuance costs	24,398	19,683
Operating lease liability, current portion	2,867	1,288
Financing lease liability, current portion	38	36
Total Current Liabilities	49,264	40,377
Long-Term Liabilities
Deferred revenue, net of current portion	3,833	-
Warrant liabilities	7,714	4,463
Accrued expenses-long term	-	152
Operating lease liability, net of current portion	23,330	2,234
Financing lease liability, net of current portion	37	66
Total Long-Term Liabilities	34,914	6,915
Total Liabilities	84,178	47,292
Commitments and Contingencies (See Note 5)
Stockholders’ (Deficit) Equity
Preferred stock, 5,000,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of September 30, 2024 December 31, 2023, respectively	-	-
Common stock, 250,000,000 shares at $0.0001 par value, authorized, 62,767,982 and 60,260,282 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	6	6
Additional paid in capital	72,009	69,445
Accumulated deficit	(72,312)	(41,539)
Total Stockholders’ (Deficit) Equity	(297)	27,912
Total Liabilities and Stockholders’ (Deficit) Equity	$83,881	$75,204

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2024 and 2023

(in thousands, except share and per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023

Net Sales	$12,720	$15,889	$38,433	$53,954

Cost of Goods Sold	9,850	11,291	29,345	40,765

Gross Profit	2,870	4,598	9,088	13,189

Operating Expenses
Research and development	1,631	1,385	4,495	3,332
General and administrative	4,361	6,005	14,878	23,114
Selling and marketing	2,904	3,083	8,329	11,075

Total Operating Expenses	8,896	10,473	27,702	37,521

Loss From Operations	(6,026)	(5,875)	(18,614)	(24,332)

Other (Expense) Income
Interest expense, net	(5,615)	(3,987)	(15,253)	(11,981)
Other expense	(13)	-	(36)	-
Change in fair market value of warrant liability	4,875	(145)	3,130	19,182
Total Other (Expense) Income	(753)	(4,132)	(12,159)	7,201

Net Loss Before Taxes	(6,779)	(10,007)	(30,773)	(17,131)

Income Tax (Benefit) Expense	-	-	-	-

Net Loss	$(6,779)	$(10,007)	$(30,773)	$(17,131)

Loss Per Share- Basic & Diluted	$(0.11)	$(0.17)	$(0.50)	$(0.34)

Weighted Average Number of Shares - Basic & Diluted	62,328,555	58,736,013	61,092,021	50,166,320

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CoRP.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2024 and 2023

(in thousands, except share data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2024	60,260,282	$6	$69,445	$(41,539)	$27,912

Net loss	-	-	-	(10,367)	(10,367)
Stock compensation expense	-	-	266	-	266

Balance - March 31, 2024	60,260,282	6	69,711	(51,906)	17,811
Net loss	-	-	-	(13,627)	(13,627)
Common stock issued in public offering (ATM), net of costs	850,463	-	730	-	730
Share issuance under ESPP	244,774	-	112	-	112
Share cancellation	(441)	-	-	-	-
Exercise of stock options	8,752	-	3	-	3
Shares issued for vested restricted stock units	3,803	-	-	-	-
Stock compensation expense	-	-	237	-	237

Balance - June 30, 2024	61,367,633	6	70,793	(65,533)	5,266
Net loss	-	-	-	(6,779)	(6,779)
Common stock issued in public offering (ATM), net of costs	1,394,928	-	959	-	959
Exercise of stock options	2,339	-	1	-	1
Shares issued for vested restricted stock units	3,082	-	-	-	-
Stock compensation expense	-	-	256	-	256

Balance - September 30, 2024	62,767,982	$6	$72,009	$(72,312)	$(297)

The accompanying notes are an integral part of the consolidated financial statements.

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2023	43,272,728	$4	$38,461	$(27,722)	$10,743

Net income	-	-	-	4,775	4,775
Common stock issued in public offering (ATM), net of costs	73,500	-	597	-	597
Exercise of stock options	36,009	-	93	-	93
Exercise of public warrants	64,971	-	747	-	747
Cashless exercise of liability classified warrants	2,348,294	1	10,166	-	10,167
Stock compensation expense	-	-	4,487	-	4,487

Balance - March 31, 2023	45,795,502	5	54,551	(22,947)	31,609
Net loss	-	-	-	(11,899)	(11,899)
Common stock issued in public offering, net of costs	11,405,000	1	7,877	-	7,878
Common stock issued in public offering (ATM), net of costs	25,000	-	74	-	74
Exercise of stock options	69,012	-	230	-	230
Cashless exercise of liability classified warrants	748,029	-	2,462	-	2,462
Shares issued for vested restricted stock units	461,998	-	-	-	-
Stock compensation expense	-	-	954	-	954

Balance - June 30, 2023	58,504,541	6	66,148	(34,846)	31,308
Net loss	-	-	-	(10,007)	(10,007)
Exercise of stock options	103,071	-	36	-	36
Cash exercise of liability classified warrants	273,100	-	1,163	-	1,163
Stock compensation expense	-	-	946	-	946

Balance - September 30, 2023	58,880,712	$6	$68,293	$(44,853)	$23,446

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2024 and 2023

(in thousands)

	2024	2023
Cash flows from Operating Activities
Net (Loss)	$(30,773)	$(17,131)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Stock based compensation	759	6,387
Amortization of debt discount	4,490	995
Change in fair market value of warrant liability	(3,130)	(19,182)
Non-cash interest expense (paid-in kind)	6,590	3,738
Provision for credit losses	40	147
Depreciation and amortization	991	909
Amortization of right of use of assets	1,585	898
Loss on disposal of property and equipment	-	116
Changes in Assets and Liabilities
Accounts receivable	(2,128)	(3,039)
Inventories	14,765	7,939
Prepaid expenses	38	801
Prepaid inventory	(365)	(72)
Other current assets	(635)	149
Other assets	(445)	-
Income taxes payable	174	(4)
Accounts payable and accrued expenses	(1,657)	343
Accrued tariffs	168	300
Deferred revenue	4,833	-
Customer deposits	(12)	(21)
Total Adjustments	26,061	404
Net Cash Used in Operating Activities	(4,712)	(16,727)

Cash Flows From Investing Activities
Purchase of property and equipment	(1,691)	(6,507)
Net Cash Used in Investing Activities	(1,691)	(6,507)

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Cash Flows (continued)

Nine Months Ended September 30, 2024 and 2023

(in thousands)

(continued from previous page)	2024	2023
Cash Flows From Financing Activities
Proceeds from public offering	-	21,640
Proceeds from public offering (ATM), net	1,705	671
Proceeds from note payable, related party	2,700	1,000
Repayment of note payable, related party	(2,700)	(1,000)
Repayment of note payable	-	(5,275)
Proceeds from exercise of public warrants	-	747
Proceeds from exercise of options	4	359
Proceeds from exercise of investor warrants	-	546
Net Cash Provided by Financing Activities	1,709	18,688

Net Decrease in cash and cash equivalents	(4,694)	(4,546)
Beginning Cash and cash equivalents - beginning of period	12,713	17,781
Ending Cash and cash equivalents - end of period	$8,019	$13,235

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$237
Cash paid for interest	$4,782	$6,740
Supplemental Non-Cash Items
Purchases of property and equipment, not yet paid	$2,460	$53
Recognition of right of use asset obtained in exchange for operating lease liability	$18,653	$-
Recognition of leasehold improvements obtained in exchange for operating lease liability	$4,683	$-
Recognition of warrant liability	$6,381	$13,762
Settlement of accrued liability for employee stock purchase plan	$112	$-
Non-cash impact of cash exercise of liability classified warrants	$-	$617
Cashless exercise of liability classified warrants	$-	$12,629

The accompanying notes are an integral part of the consolidated financial statements.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and present the consolidated financial statements of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

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

During the nine months ended September 30, 2024 and 2023, the Company incurred losses from operations and had negative cash flow from operations. As of September 30, 2024, the Company had $8,019 in cash and cash equivalents and a working capital deficit of $9,927. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements.

In connection with the Company’s senior secured term loan facility in an aggregate principal amount of $75,000 (as amended, the “Term Loan”), the Company is obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures (Note 6). On March 31, 2024, April 29, 2024, June 28, 2024, July 31, 2024, August 30, 2024, September 30, 2024 and October 31, 2024 the Company obtained waivers from the Term Loan administrative agent and lenders of its failures to satisfy the liquidity requirement under the Term Loan for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024 and the fiscal month ended April 30, 2024, July 31, 2024, August 31, 2024, 2024, September 30, 2024, and October 31, 2024 as applicable. If the Company is unable to obtain a waiver or if the Company is unable to comply with such covenants, the lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies and Going Concern (continued)

Going Concern (Continued)

In addition, the Company will need to raise additional debt and/or equity financings to fund its operations, strategic plans, and meet its financial covenants. The Company has historically been able to raise additional capital through issuance of equity and/or debt financings and the Company intends to use its equity facility and raise additional capital as needed. However, the Company cannot guarantee that it will be able to raise additional equity, contain expenses, or increase revenue, and comply with the financial covenants under the Term Loan.

Recently issued accounting pronouncements:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which will require companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). The pronouncement is effective for annual filings for the year ended December 31, 2024. The adoption of ASU 2023-07 will necessitate substantial changes to the notes to the financial statements, specifically in the area of segment disclosures. For a company that operates as a single-segment entity and previously did not need to comply with ASC 280 Segment Reporting (“ASC 280”), the changes include:

●	Single reportable segment entities are required to provide the new disclosures and all disclosures currently required under ASC 280

●	Disclosure of the title and position of the CODM

●	Disclosure of significant segment expenses and “other segment items” for reach reportable segment

●	Disclosure of reportable segment profit or loss and assets in annual and interim periods

●	Disclosure of segment profitability measures used by the CODM provided such measures comply with the use of non-GAAP financial measures

The Company is still in the process of assessing the full impact of adopting this standard on the enhanced disclosure requirements in the notes to the Company’s financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company held no Cash Equivalents.

From time to time the Company has amounts on deposit with financial institutions that exceed federally insured limits. The Company has not experienced any significant losses in such accounts.

Accounts Receivable

The Company’s trade receivables are recorded when billed and represent claims against third parties that will be settled in cash. Generally, payment is due from customers within 30-90 days of the invoice date and the contracts do not have significant financing components. Trade accounts receivables are recorded gross and are net of any applicable allowance. The allowance for credit losses as of September 30, 2024 and December 31, 2023 were not material.

Inventory

Inventories (Note 4), which consist of raw materials and finished goods, are stated at the lower of cost (first in, first out) or net realizable value, net of reserves for obsolete inventory. The Company continually analyzes its slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. The inventory reserve as of September 30, 2024 and December 31, 2023 was not material.

Note 2 – Summary of Significant Accounting Policies (continued)

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

The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. Payment terms for distributors and OEMs are typically due within 30-90 days after shipment. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of September 30, 2024 and December 31, 2023, the contract liability related to the Company’s customer deposits were approximately $189 and $201, respectively.

The Company recognized $201 of the contract liability as of December 31, 2023 during the nine months ended September 30, 2024. The Company recognized $230 of the contract liability as of December 31, 2022 during the nine months ended September 30, 2023.

On July 29, 2024, Dragonfly Energy Corp. (“Legacy Dragonfly”), a wholly-owned subsidiary of the Company, and Battle Born Battery Products, LLC (“Battle Born LLC”), a wholly-owned subsidiary of Legacy Dragonfly, entered into a License Agreement (the “License Agreement”) with Stryten Energy LLC (“Stryten”) (Note 8). The $5,000 initial licensing fee is being recognized as revenue on a straight-line basis over five years. For the three and nine months ended September 30, 2024, the Company has recorded $167 in revenue related to the License Agreement. As of September 30, 2024 and December 31, 2023, the contract liability related to the Company’s deferred revenue were approximately $4,833 and $0, respectively. As of September 30, 2024, the Company had $1,000 in short term deferred revenue and $3,833 in long-term deferred revenue related to the License Agreement.

Note 2 – Summary of Significant Accounting Policies (continued)

Disaggregation of Revenue

The following table present our disaggregated revenues by distribution channel:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
Sales	2024	2023	2024	2023
Direct to customer	5,153	10,305	16,890	30,314
Original equipment manufacture	7,400	5,584	21,376	23,640
License fee revenue	167	-	167	-
Total	$12,720	$15,889	$38,433	$53,954

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

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. The Company estimates, based upon a review of historical warranty claim experience, the costs that may be incurred under its warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation at September 30, 2024 and December 31, 2023 to be $482 and $307, respectively.

	September 30, 2024	December 31, 2023
Beginning warranty obligation	307	328
Provision of warranty expense	433	397
Settlement of warranty claims	(258)	(418)
Ending warrant obligation	$482	$307

Concentrations

As of September 30, 2024, receivables from Customer A, Customer B, and Customer C comprised approximately 19%, 12% and 10%, respectively, of accounts receivable. As of December 31, 2023, receivables from Customer D and E comprised approximately 28% and 10%, respectively, of accounts receivable.

For the nine months ended September 30, 2024, sales from Customer A comprised approximately 15% of the Company’s total revenue. For the nine months ended September 30, 2023, sales from Customer B accounted for approximately 19% of the Company’s total revenue. For the three months ended September 30, 2024, sales from Customer A comprised approximately 16% of the Company’s total revenue. For the three months ended September 30, 2023, sales from Customer C accounted for approximately 11% of the Company’s total revenue.

Note 2 – Summary of Significant Accounting Policies (continued)

Concentrations (Continued)

As of September 30, 2024, payables to Vendor A and Vendor B comprised approximately 36% and 18%, respectively, of accounts payables. As of December 31, 2023, payables to Vendor A comprised approximately 65% of accounts payables.

For the nine months ended September 30, 2024, Vendor A accounted for approximately 11% of the Company’s total purchases. For the nine months ended September 30, 2023, Vendor B accounted for approximately 16% of the Company’s total purchases. For the three months ended September 30, 2024, Vendor A and Vendor C accounted for approximately 16% and 13%, respectively, of the Company’s total purchases. For the three months ended September 30, 2023, Vendor C, D and E accounted for approximately 14%, 11%, and 10%, respectively, of the Company’s total purchases.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employee consultants using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options (Note 12). The fair value method requires the Company to estimate the fair value of stock-based payment awards to employees and non-employees on the date of grant using an option pricing model. Stock based compensation costs are based on the fair value of the underlying option calculated using the Black Scholes option pricing model and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Restricted stock unit awards (“RSUs”) are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. The Company measures equity-based compensation awards granted to non-employees at fair value as the awards vest and recognizes the resulting value as compensation expense at each financial reporting period.

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

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company had a liability of $91 as of September 30, 2024 and December 31, 2023, of uncertain tax positions.

The Company’s accounting policy is to include penalties and interest related to income taxes if any, in selling, general and administrative expenses. The Company regularly assesses the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 2 – Summary of Significant Accounting Policies (continued)

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	September 30, 2024	September 30, 2023
Warrants	32,181,100	23,219,622
Restricted stock units	109,375	217,000
Options	1,748,687	3,274,940
Weighted average number of common shares-basic	34,039,162	26,711,562

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

Note 3 - Fair Value Measurements (continued)

The following table presents assets and liabilities that were measured at fair value in the Condensed Consolidated Balance Sheets on a recurring basis as of September 30, 2024:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of September 30, 2024
Liabilities
Warrant liability- Term Loan	$5,017	$5,017	$-	$-	$5,017
Warrant liability- June Public Offering	2,686	2,686	-	-	2,686
Warrant liability- Private Placement Warrants	11	11	-	11	-
Total liabilities	$7,714	$7,714	$-	$11	$7,703

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

The carrying amounts of accounts receivable and accounts payable are considered level 1 and approximate fair value as of September 30, 2024 and December 31, 2023 because of the relatively short maturity of these instruments.

The carrying value of the Term Loan as of September 30, 2024 and December 31, 2023 approximates fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt and is considered level 2.

Note 3 - Fair Value Measurements (continued)

Level 3 Roll forward

Fair value measurements categorized within Level 3 are sensitive to changes in assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.

The changes for Level 3 items measured at fair value on recurring basis using significant unobservable inputs are as follows:

	Warrant Liability – Term Loan	Warrant liability- June Public Offering
Fair value as of January 1, 2024	$1,014	$3,434
Change in fair value, gain included in net loss(1)	(4)	(220)
Fair value as of March 31, 2024	1,010	3,214
Warrants Issued	4,796	-
Change in fair value, (gain) loss included in net loss(1)	(304)	2,277
Fair value as of June 30, 2024	5,502	5,491
Warrants Issued	1,585	-
Change in fair value, (gain) loss included in net loss(1)	(2,070)	(2,805)
Fair value as of September 30, 2024	$5,017	$2,686

	Warrant Liability – Term Loan	Warrant liability- June Public Offering
Fair value as of January 1, 2023	$30,841	$-
Warrant exercises	(8,822)	-
Change in fair value, gain included in net loss(1)	(17,998)	-
Fair value as of March 31, 2023	4,021	-
Warrants Issued	-	13,762
Warrant exercises	(2,462)	-
Change in fair value, gain included in net loss(1)	(684)	(150)
Fair value as of June 30, 2023	875	13,612
Change in fair value, loss included in net loss(1)	36	154
Warrant exercises	-	(617)
Fair value as of September 30, 2023	$911	$13,149

(1)	Changes in fair value of warrant liabilities are disclosed separately in the Condensed Consolidated Statements of Operations

Note 4 - Inventory

Inventory consists of the following:

	September 30, 2024	December 31, 2023
Raw material	$20,692	$31,604
Finished goods	3,321	7,174
Total inventory	$24,013	$38,778

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

Note 5 - Commitments and Contingencies (continued)

The following table presents the breakout of the operating leases as of:

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$20,383	$3,315
Short-term operating lease liabilities	2,867	1,288
Long-term operating lease liabilities	23,330	2,234
Total operating lease liabilities	$26,197	$3,522
Weighted average remaining lease term	8.62 years	2.6 years
Weighted average discount rate	7.84%	5.2%

Assumptions used in determining the Company’s incremental borrowing rate include its implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At September 30, 2024, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2024(1)	$1,187
December 31, 2025	4,817
December 31, 2026	4,376
December 31, 2027	3,588
December 31, 2028	3,695
Thereafter	19,325
Total lease payments	36,988
Less imputed interest	10,791
Total operating lease liabilities	$26,197

(1)	Represents scheduled payments for the remaining three-month period ending December 31, 2024.

		For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Lease cost	Classification	2024	2023	2024	2023
Operating lease cost	Cost of goods sold	$310	$345	$1,001	$1,040
Operating lease cost	Research and development	204	22	357	67
Operating lease cost	General and administration	676	11	1,708	35
Operating lease cost	Selling and marketing	11	11	34	35
Total lease cost		$1,201	$389	$3,100	$1,177

All lease costs included in the schedule above are fixed.

Note 5 - Commitments and Contingencies (continued)

Financing Leases

The Company entered into finance lease agreements for equipment to support the Company’s operations. Payments under the finance lease agreements are fixed for a term of 3-5 years. The leased assets are recognized in property plant & equipment.

The following table presents the breakout of the financing leases as of:

	September 30, 2024	December 31, 2023
Finance lease right-of-use assets	$82	$106
Short-term finance lease liabilities	38	36
Long-term finance lease liabilities	37	66
Total finance lease liabilities	$75	$102
Weighted average remaining lease term	2.0 years	2.7 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At September 30, 2024, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2024(1)	$10
December 31, 2025	41
December 31, 2026	24
December 31, 2027	4
Total lease payments	79
Less imputed interest	4
Total operating lease liabilities	$75

(1)	Represents scheduled payments for the remaining three-month period ending December 31, 2024.

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

Pursuant to the terms of the Term Loan Agreement, the Term Loan was advanced in one tranche on the Closing Date. The proceeds of the Term Loan were used (i) to refinance on the Closing Date prior indebtedness (including the obligations underlying the Trust Indenture), (ii) to support the merger and related transactions under the merger agreement, (iii) for working capital purposes and other corporate purposes, and (iv) to pay any fees associated with transactions contemplated under the Term Loan Agreement and the other loan documents entered into in connection therewith, including the transactions described in the foregoing clauses (i) and (ii) and fees and expenses related to the merger. The Term Loan amortizes in the amount of 5.0% per annum (or $937.5 on the first day of each calendar quarter) beginning twenty-four (24) months after the Closing Date and matures on the fourth anniversary of the Closing Date (“Maturity Date”). The Term Loan accrues interest as follows: (i) until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7.0% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company, which will be paid in kind; (ii) at all times thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5% payable in cash, depending on the senior leverage ratio of the consolidated company. In each of the foregoing cases, adjusted SOFR will be no less than 1%; (iii) effective April 1, 2024 and thereafter, interest payable to certain lenders subject to regulations of the U.S. Small Business Administration (“SBA”) with outstanding principal on that date of $30,846 will be limited to 14.0% per annum (except for default interest permitted under SBA regulations, as applicable); and (iv) the other outstanding principal will accrue interest from April 1, 2024 thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7.0% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the Company’s senior leverage ratio, and at all times thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5%, depending on the senior leverage ratio of the Company.

Payments of interest based on the Term Loan Agreement, as amended, are as follows:

(i)	Interest payable on April 1, 2024, was paid in cash.
(ii)	Interest payable on July 1, 2024, became payable in kind.
(iii)	Interest payable on October 1, 2024, became payable partly in cash and partly in-kind, at a per annum rate equal to adjusted SOFR plus 7.0% payable in cash plus an amount ranging from 4.5% to 6.5% paid-in-kind, depending on the senior leverage ratio of the consolidated company (subject to the 14.0% limit for lenders subject to SBA regulations).
(iv)	For each payment date occurring on or after January 1, 2025, interest will be payable in cash.

In each of the foregoing cases, adjusted SOFR will be no less than 1%.

Note 6 - Long Term Debt (continued)

In addition to optional prepayments by the Company upon written notice, the Term Loan Agreement provides for mandatory prepayments upon receipt of proceeds from certain transactions or casualty events. The Company is required to prepay the Term Loan based on excess cash flow, as defined in the agreement, beginning with the financial statements for the year ended December 31, 2023.

During the year ended December 31, 2023 the Company prepaid the first four installments of the Term Loan which amounted to $5,275 and pushed back the first principal payment to October 2025.

In connection with the entry into the Term Loan Agreement, and as a required term and condition thereof, the Company issued (i) the penny warrants to the Term Loan Lenders exercisable to purchase an aggregate of 2,593,056 and (ii) the $10 warrants to issue warrants to the Term Loan Lenders exercisable to purchase an aggregate of 1,600,000 shares of common stock at $10 per share. Refer to Note 10 for further information.

Unless the obligations under the Term Loan are accelerated under the terms of the agreement, the maturity date will be October 7, 2026.

The Term Loan Lenders have been granted a first priority lien, and security interest in, the mortgaged properties underlying the Company’s mortgages.

During the nine months ended September 30, 2024 and 2023, a total of $10,531 and $10,736, respectively, of interest expense was incurred under the debt. During the three months ended September 30, 2024 and 2023, a total of $3,509 and $3,589, respectively, of interest expense was incurred under the debt. Amortization of the debt issuance costs amounted to $4,490 and $995, respectively, during the nine months ended September 30, 2024 and 2023. Amortization of the debt issuance costs amounted to $2,062 and $375, respectively, during the three months ended September 30, 2024 and 2023.

The carrying balance of $24,398 on September 30, 2024, consisted of $69,725 in principal, plus $12,719 PIK interest, less $58,046 in unamortized debt discount related to the debt issuance costs. The carrying balance of $19,683 on December 31, 2023, consisted of $69,725 in principal, plus $6,130 PIK interest, less $56,172 in unamortized debt discount related to the debt issuance costs.

On May 13, 2024, the Company received a waiver from its Administrative Agent and Term Loan Lenders (the “May 2024 Waiver”) in regards to its compliance with the Senior Leverage Ratio and Fixed Charge Coverage Ratio tests (the “Tests”) as of the last day of the quarter ended March 31, 2024. The May 2024 Waiver provided for a one-time issuance of penny warrants (the “May 2024 Penny Warrants”) to purchase up to 2,550,000 shares of the Company’s common stock (the “May 2024 Penny Warrant Shares”). The May 2024 Penny Warrants have an exercise price of $0.01 per share, were valued at $3,022, and recorded as a debt discount. The May 2024 Penny Warrants were issued in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended March 31, 2024. The May 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

On June 28, 2024, the Company entered into a Limited Waiver and First Amendment to the Term Loan with the Term Loan Lenders in regards to its compliance with the Tests as of the last day of the quarter ended June 30, 2024 and certain amendments to the Term Loan. The First Amendment provided for a one-time issuance of Penny Warrants to purchase up to 2,100,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share (the “June 2024 Penny Warrants”), valued at $1,767 and recorded as a debt discount. The June 2024 Penny Warrants were issued in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended June 30, 2024 and to amend the Term Loan. The June 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

Note 6 - Long Term Debt (continued)

In addition, the First Amendment (i) reduced the liquidity requirement under the Term Loan to be $3.5 million as of the last day of the month ended June 30, 2024, and $10.0 million as of the last day of each fiscal month thereafter commencing with the fiscal month ended July 31, 2024 and (ii) provided for the interest to be paid on the Payment Date (as defined in the Term Loan Agreement) occurred on July 1, 2024 to be solely payable-in-kind.

In connection with the License Agreement, on July 29, 2024, the Company, Legacy Dragonfly and Battle Born LLC entered into a Limited Waiver, Consent and Second Amendment (the “Second Amendment”) to the Term Loan.

Pursuant to the Second Amendment, the Term Loan Lenders (i) consented to the transactions contemplated by the License Agreement and the Trademark Transfer Agreement and (ii) agreed to waive the mandatory prepayment under the Term Loan that would have been due to the Lenders under the Loan Agreement upon Battle Born LLC’s receipt of the Initial Licensing Fee.

In connection with the Second Amendment, Battle Born LLC entered into a Joinder Agreement with the Term Loan Lenders whereby Battle Born LLC became a guarantor and credit party to the Term Loan.

On July 31, 2024, August 30, 2024, September 30, 2024, and October 31, 2024 the Company received waivers from its Administrative Agent and the Term Loan Lenders in regards to its compliance with the Liquidity test as of the last day of the fiscal months ended July 31, 2024, August 31, 2024, September 30, 2024, and October 31, 2024.

On September 30, 2024, the Company entered into a Limited Waiver and Third Amendment (the “Third Amendment”, together with the Original Term Loan Agreement, the First Amendment and the Second Amendment, the “Term Loan Agreement”) to the Term Loan Agreement with the Term Loan Lenders in regards to its compliance with the Tests as of the last day of the quarter ended September 30, 2024 and certain amendments to the Term Loan Agreement. The Third Amendment provided for a one-time issuance of penny warrants (the “September 2024 Penny Warrants”, collectively with the Original Penny Warrants, the May 2024 Penny Warrants and the June 2024 Penny Warrants, the “Penny Warrants”) to purchase up to 3,000,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share (the “September 2024 Penny Warrant Shares”, collectively with the Original Penny Warrants, and the May 2024 Penny Warrants, the “Penny Warrant Shares”), valued at $1,576 and recorded as a debt discount. The September 2024 Penny Warrants were issued in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended September 30, 2024 and to amend the Term Loan Agreement. The September 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

In addition, the Third Amendment (i) reduced the liquidity requirement under the Term Loan to be $7.0 million as of the last day of the month ended September 30, 2024, and $10.0 million as of the last day of each fiscal month thereafter commencing with the fiscal month ended July 31, 2024 and (ii) On October 1, 2024, interest is payable (a) $1,500,000 in cash for the pro rata benefit of the Lenders and (b) the remaining interest in-kind, to be capitalized and added to the principal. For Payment Dates occurring on or after January 1, 2025 (including interest accruing from October 1, 2024, through December 31, 2024), all interest shall be paid in cash at a rate equal to Adjusted Term SOFR plus the Applicable Margin.

Note 6 - Long Term Debt (continued)

Financial Covenants

The Company is subject to restrictive financial covenants pertaining to Maximum Senior Leverage Ratio, Liquidity, Fixed Charge Coverage Ratio, and Capital Expenditures as defined in the Term Loan Agreement. As of September 30, 2024, the Company was not in compliance with its financial covenants pertaining to the fixed charge coverage ratio, liquidity, and the maximum senior leverage ratio. On March 31, 2024, April 29, 2024, June 28, 2024, July 31, 2024, August 30, 2024, September 30, 2024, and October 31, 2024, the Company obtained waivers from the Term Loan Lenders and administrative agent in regards to its failure to satisfy the liquidity requirement under the Term Loan for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024, and the fiscal month ended April 30, 2024, July 31, 2024, August 31, 2024, September 30, 2024, and October 31, 2024 as applicable. If the Company is unable to obtain a waiver or if the Company is unable to comply with such covenants, the Term Loan Lenders have the right to accelerate the maturity of the Term Loan Agreement. Because of this, the entire debt is classified as current instead of long-term debt.

At September 30, 2024 the future debt maturities are as follows:

For Year Ended December 31,
2024	-
2025	938
2026	81,506
Total debt	82,444
Less: Estimated interest paid-in-kind	-
Total debt	82,444
Less: Unamortized debt issuance costs	(58,046)
Total carrying amount	24,398
Less: Current portion of debt	(24,398)
Total long-term debt	$-

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

Pursuant to the terms of the agreement dated April 2022, Dragonfly Energy Corp. agreed to a contingent compensation arrangement with Mr. Thomason and Mr. Jones. According to this agreement, if Dragonfly Energy Corp. realizes $3,000 in gross sales from products sold under the Wakespeed brand or which incorporate any portion of the Purchased Intellectual Property within twenty-four months of the acquisition, the Company is obligated to pay each of Thomason and Jones $1,000. The Company may satisfy this obligation in cash or by issuing common stock at its discretion.

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

As of December 31, 2023, the Company has recognized $2,000 of compensation expense in connection with this arrangement. During the period January 1, 2024 through the quarter ended September 30, 2024, no compensation expense has been recognized. This expense is reflected in the statement of operations under Sales and marketing expense. The total amount was recognized as compensation expense as of December 31, 2023, since it was deemed earned and no further service performance was required.

Note 8 - License Agreement

On July 29, 2024, Legacy Dragonfly and Battle Born LLC, a wholly-owned subsidiary of Legacy Dragonfly, entered into the License Agreement with Stryten. Under the terms of the License Agreement, Battle Born LLC granted Stryten an exclusive, worldwide license to use certain trademarks associated with the Company’s lithium-ion battery brand, Battle Born Batteries®, for business-to-business battery sales in specified markets. In exchange, Stryten paid an initial licensing fee of $5,000 and will make additional mid-single digit royalty payments to be paid based on net sales to be paid quarterly utilizing the licensed trademarks, with total royalties capped at $25,000. Once the cap is reached, Stryten will be required to pay a nominal annual license fee. The License Agreement is perpetual unless terminated in accordance with its terms. Concurrently, the Company transferred all intellectual property rights related to the licensed trademarks to Battle Born LLC and retained a worldwide license outside of Stryten’s designated markets. The $5,000 initial licensing fee is being recognized as revenue on a straight-line basis over five years. For the three and nine months ended September 30, 2024, the Company has recorded $167 in revenue related to the amortization of the License Agreement and no royalty payments have been received or earned. As of September 30, 2024, the Company has recorded $1,000 in short term deferred revenue and $3,833 in long-term deferred revenue related to the license agreement.

Note 9 - Related Party

On October 25, 2022, the Company entered into a separation and release of claims agreement with its Chief Operating Officer (the “COO”). As consideration for the COO’s execution of the agreement, the Company agreed to pay the employee a lump sum payment of $100 which is included in general and administrative expenses in the statements of operations, payments equivalent to $1,000 divided into twenty-four (24) monthly payments commencing on December 1, 2022, and all outstanding equity-based compensation awards to become fully vested and exercisable. The COO shall have 12 months from the termination date to exercise outstanding options. The twelve (12) month period ended on November 7, 2023 in which the COO exercised 100,000 options and 76,316 options expired

In February 2023, the Company entered into an agreement with its former COO in which the COO waived their rights to a transaction bonus resulting from the merger transaction in lieu of a Company van. The Company accounted for the cost of the van as an employee bonus, resulting in $116 of general and administrative expense for the prior year.

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

On April 26, 2023, the Company entered into a separation and release of claims agreement with its former Chief Legal Officer (the “CLO”). As consideration for the CLO’s execution of the agreement, the Company agreed to pay the employee payments equivalent to $720 divided into twenty-four (24) monthly payments commencing on June 1, 2023, and all outstanding equity-based compensation awards to become fully vested and exercisable at an expense of $76. The CLO shall have three (3) months from the termination date to exercise outstanding options. The three (3) month period ended on July 26, 2023 in which the options were not exercised and the options were forfeited as a result.

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

Note 9 - Related Party (Continued)

On February 27, 2024, the Company entered into a convertible promissory note (the “February Note”) with a board member in the amount of $1,700, or the February Principal Amount. Upon execution of the February Note and funding of the original principal sum, a payment of $85 (the “February Loan Fee”) was fully earned as of the date of the February Note and was due and payable in full in cash on March 1, 2024. The Company paid the February Principal Amount and the February Loan Fee on March 1, 2024.

Effective April 12, 2024, the Company entered into amendments to the employment agreements with its Chief Executive Officer, its Chief Revenue Officer and its Chief Marketing Officer to amend the terms of their annual equity compensation (the “Amended Employee Agreements”). The Amended Employee Agreements allow the Company to issue a combination of cash and equity awards on an annual basis up to a specified amount ($1,532 for the Chief Executive Officer, $490 for the Chief Revenue Officer, and $236 for the Chief Marketing Officer), subject to approval and such other terms and conditions imposed by the compensation committee of the board of directors.

Note 10 - Warrants

Common Stock Warrants classified as Equity

Public Warrants

The Company’s Public Warrants are classified as equity and as of September 30, 2024 and September 30, 2023, there were 9,422,529 Public Warrants issued and outstanding.

During the nine months ended September 30, 2024, no public warrants were exercised.

Common Stock Warrants classified as Liability

Private Placement Warrants

On October 7, 2022, in connection with the merger, the Company assumed the outstanding private placement warrants of CNTQ. There were no Private Placement Warrants outstanding prior to the merger. The Private Placement Warrants (the “Private Warrants”) may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holders’ option and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement). The Private Warrants may not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of, the Private Warrants (or any securities underlying the Private Warrants) for a period of one hundred eighty (180) days following the effective date of the Registration Statement to anyone other than any member participating in the Public Offering and the officers or partners thereof, if all securities so transferred remain subject to the lock-up restriction for the remainder of the time period. During the year ended December 31, 2023, private placement warrant holders exercised 3,126,472 warrants on a cashless basis, with the Company agreeing to issue 1,100,000 shares of Common Stock in connection with such exercise. There were 1,501,386 private warrants outstanding as of September 30, 2024 and December 31, 2023, respectively. The Company accounts for the Private Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private warrants do not meet the criteria for equity treatment thereunder, each private warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date.

Note 10 - Warrants (Continued)

Common Stock Warrants classified as Liability (Continued)

Private Placement Warrants (Continued)

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

Term Loan Warrants

In connection with the entry into the Term Loan Agreement on October 7, 2022, and as a required term and condition thereof, the Company issued (i) the penny warrants to the Term Loan Lenders exercisable to purchase an aggregate of 2,593,056 shares of Common Stock (the “Original Penny Warrants”) and (ii) the $10 warrants to issue warrants to the Term Loan Lenders exercisable to purchase an aggregate of 1,600,000 shares of Common Stock at $10 per share (the “$10 Warrants” and, together with the Original Penny Warrants, the “Term Loan Warrants”). The $10 Warrants were exercised on a cashless basis on October 10, 2022, with the Company issuing 457,142 shares of Common Stock in connection with such exercise. During the year ended December 31, 2023, Original Penny Warrant holders exercised 2,000,000 warrants on a cashless basis, with the Company agreeing to issue 1,996,323 shares of Common Stock in connection with such exercise. During the year ended December 31, 2023 the Company issued additional Original Penny Warrants to purchase 4,783 shares of Common Stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the Original Penny Warrants with respect to certain sales made by the Company under the ChEF Equity Facility. In addition, pursuant to the Company’s limited waiver agreement on December 29, 2023 between the Company and the Term Loan Lenders and lending agent, the Company agreed to issue to the lenders additional penny warrants exercisable to purchase an aggregate 1,286,671 shares of its Common Stock.

On May 13, 2024, the Company received the May 2024 Waiver in regards to its compliance with the Tests as of the last day of the quarter ended March 31, 2024. The May 2024 Waiver provided for a one-time issuance of the May 2024 Penny Warrants to purchase up to 2,550,000 shares of the Company’s common stock, at an exercise price of $0.01 per share, in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended March 31, 2024. The May 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

On June 28, 2024, the Company entered into the First Amendment to the Term Loan with the Term Loan Lenders in regards to its compliance with the Tests for the quarter ended June 30, 2024. The First Amendment provided for a one-time issuance of the June 2024 Penny Warrants to purchase up to 2,100,000 shares of the Company’s common stock, at an exercise price of $0.01 per share, in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended June 30, 2024 and certain amendments to the Term Loan. The June 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

Note 10 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

On September 30, 2024, the Company entered into the Third Amendment to the Term Loan with the Term Loan Lenders in regards to its compliance with the Tests for the quarter ended September 30, 2024. The Third Amendment provided for a one-time issuance the September 2024 Penny Warrants to purchase up to 3,000,000 shares of the Company’s Common Stock, at an exercise price of $0.01 per share, in connection with the Term Loan Lenders agreement to waive the Tests under the Term Loan for the quarter ended September 30, 2024 and to amend the Term Loan. The September 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance. The May 2024 Penny Warrants, the June 2024 Penny Warrants, and the September 2024 Penny Warrants were valued utilizing a Black-Scholes model with the following assumptions:

	May 2024 Penny Warrants	June 2024 Penny Warrants	September 2024 Penny Warrants
Stock price	$1.19	$0.85	$0.53
Strike price	$0.01	$0.01	$0.01
Term	10 years	10 years	10 years
Volatility	88%	91%	90%
Risk-free rate	4.5%	4.4%	3.8%

The Company concluded the Penny Warrants are not considered indexed to the Company’s Common Stock and to be accounted for as liabilities under ASC 815. As such, the estimated fair value is recognized as a liability each reporting period, with changes in the fair value recognized within income each period. There were no Term Loan Warrants outstanding prior to the merger.

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Penny Warrants:

	As of September 30, 2024	As of December 31, 2023
Common stock price	$0.53	$0.54
Exercise price	0.01	0.01
Dividend yield	0%	0%
Term	8.02	10
Volatility	91.00%	96.00%
Risk-free rate	3.70%	3.90%
Fair value	$0.52	$0.54

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Investor Warrants issued in the June 2023 Offering:

	As of September 30, 2024	As of December 31, 2023
Common stock price	$0.53	$0.54
Exercise price	$2.00	$2.00
Dividend yield	0%	0%
Term	3.72	4.48
Volatility	101.00%	106.00%
Risk-free rate	3.60%	3.90%
Fair value	$0.24	$0.31

Note 10 - Warrants (continued)

The following table presents a roll-forward of the Company’s warrants from January 1, 2024 to September 30, 2024:

Term Loan Warrants (including Penny Warrants):

Common Stock Warrants
Warrants Outstanding, January 1, 2024	1,884,510
Exercise of warrants	-
Warrants issued	7,670,524
Warrants Outstanding, September 30, 2024	9,555,034

Investor Warrants:

Common Stock Warrants
Warrants Outstanding, January 1, 2024	11,131,900
Issuance of warrants	-
Exercise of warrants	-
Warrants outstanding, September 30, 2024	11,131,900

Note 11 - Common Stock

No dividends on common stock had been declared by the Company.

For the nine months ended September 30, 2024 and 2023, the Company had reserved shares of common stock for issuance as follows:

	September 30, 2024	September 30, 2023
Options issued and outstanding	1,748,687	3,274,940
Common stock outstanding	62,767,982	58,880,712
Warrants outstanding	32,181,100	23,219,622
Earnout shares	25,000,000	40,000,000
Shares available for future issuance	8,359,925	4,470,153
Total	130,057,694	129,845,427

Note 11 - Common Stock (continued)

ChEF Equity Facility

On October 7, 2022, the Company and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (the “Original Purchase Agreement”) and a Registration Rights Agreement in connection with the merger. Pursuant to the Original Purchase Agreement, the Company has the right to sell to CCM LLC an amount of shares of Common Stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the Purchase Agreement (the “ChEF Equity Facility”). In addition, the Company appointed LifeSci Capital, LLC as “qualified independent underwriter” with respect to the transactions contemplated by the Purchase Agreement. On May 20, 2024, the Company entered into an amendment to the Original Purchase Agreement (the “A&R Purchase Agreement”, together with the Original Purchase Agreement, the “Purchase Agreement”) with CCM LLC to update the volume weighted average price purchase mechanics of the equity facility to permit Intraday VWAP Purchases (as defined in the A&R Purchase Agreement). Under the terms of the Purchase Agreement, the Company issued 98,500 shares pursuant to the Purchase Agreement with CCM LLC for aggregate net proceeds to the Company of $671 from the period January 1, 2023 through September 30, 2023. The Company issued 2,245,391 shares pursuant to the Purchase Agreement with CCM LLC for aggregate proceeds to the Company of $1,705 from the period January 1, 2024 through September 30, 2024. In accordance with the anti-dilution provisions of the penny warrants with respect to certain sales made by the Company under the ChEF Equity Facility, 20,524 penny warrants were issued from the period January 1, 2024 through September 30, 2024.

Note 12 - Stock-Based Compensation

Share-based compensation expense for options and RSUs totaling $759 and $6,387 was recognized in the Company’s consolidated statements of operations for the nine months ended September 30, 2024 and 2023, respectively. Share-based compensation expense for options and RSUs totaling $256 and $946 was recognized in the Company’s consolidated statements of operations for the three months ended September 30, 2024 and 2023, respectively.

Of the $759 of share-based compensation incurred during the nine months ended September 30, 2024, $81 is allocated to cost of goods sold, $136 to research and development, $198 to selling and marketing, and $344 to general and administrative expenses. Of the $6,387 of share-based compensation incurred during the nine months ended September 30, 2023, $104 is allocated to cost of goods sold, $82 to research and development, $1,033 to selling and marketing, and $5,168 to general and administrative expenses.

Of the $256 of share-based compensation incurred during the three months ended September 30, 2024, $21 is allocated to cost of goods sold, $35 to research and development, $71 to selling and marketing, and $129 to general and administrative expenses. Of the $946 of share-based compensation incurred during the three months ended September 30, 2023, $29 is allocated to cost of goods sold, $33 to research and development, $62 to selling and marketing, and $822 to general and administrative expenses.

The Company maintains the Dragonfly Energy Holdings Corp. Employee Stock Purchase Plan (the “ESPP”) which is designed to allow eligible employees and the eligible employees of the Company’s participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions. A total of 2,464,400 shares of the Company’s common stock were initially available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year by an amount equal to lesser of (1) 1% of the total number of outstanding shares of the Company’s common stock on December 31 in the prior year, (2) 1,500,000 shares, or (3) such number as determined by the Company’s board of directors.

Note 12 - Stock-Based Compensation (continued)

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2024	2,364,787	$2.69	$1.57	7.60	$60
Options granted	-	-	-	-	-
Options forfeited	(228,888)	2.94	1.63	-	-
Options expired	(376,121)	2.87	1.60	-	2
Options exercised	(11,091)	0.35	0.53	-	4
Balances, September 30, 2024	1,748,687	$2.63	$1.56	6.71	$55

At September 30, 2024
Vested and Exercisable	1,469,296	$2.44		6.60	$55
Vested and expected to vest	1,748,687	$2.63		6.71	$55

During the nine months ended September 30, 2024, the Company issued 11,091 shares as a result of exercised stock options upon the receipt of proceeds of approximately $4.

Restricted Stock Units

On February 10, 2023, the Company granted 461,998 restricted stock units (“RSUs”) under the 2022 plan, which vested immediately. The fair value of these restricted stock units on the grant date was $3,464, and the full amount was recorded as compensation expense during the nine months ended September 30, 2023. No related expense was recorded during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company also granted 37,000 additional RSUs. The fair value of these unvested RSUs was $121, with $14 of expense recorded during both the three and nine months ended September 30, 2023. Additionally, during the three months ended September 30, 2023, the Company granted another 9,000 RSUs. The fair value of these RSUs on the grant date was $16, and no expense was recognized for this grant during the three months ended September 30, 2023.

On February 5, 2024, the Company granted 220,000 RSUs of which 100,000 vested immediately. The fair value of the 220,000 RSUs was $95 and an expense of $48 was recorded as compensation expense during the nine months ended September 30, 2024.

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

On May 22, 2024, the Company issued 375 shares in exchange for 375 vested RSU’s.

On June 24, 2024, the Company granted 21,750 RSUs. The fair value of the 2,191,377 RSUs granted during the three months ended June 30, 2024 was $995 and an expense of $154 was recorded as compensation expense during the nine months ended September 30, 2024.

Note 12 - Stock-Based Compensation (continued)

Restricted Stock Units (Continued)

In addition to the restricted stock unit awards, the Board also approved the following cash awards to the above referenced employees: (i) $511 to the Chief Executive Officer; (ii) $163 to the Chief Revenue Officer; and (iii) $79 to the Chief Marketing Officer. Each of the approved cash awards will not be paid out to the employees until the Company has achieved a minimum cash balance of $30,000, and are subject to each employee’s continued employment on the date of payment.

On August 19, 2024, the Company issued a total of 735,000 RSUs. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the 735,000 RSUs was $448 and an expense of $17 was recorded as compensation expense during the nine months ended September 30, 2024, respectively.

On August 26, 2024, the Company issued a total of 20,000 RSUs. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the 20,000 RSUs was $12 and no expense was recorded as compensation expense during the nine months ended September 30, 2024.

The following table presents the RSUs activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Fair Market Value
Unvested shares, January 1, 2024	47,000	$2.69
Granted and unvested	3,166,377	0.49
Forfeited	(10,000)	2.87
Vested	(109,375)	0.71
Unvested shares, September 30, 2024	3,094,002	$0.51

As of September 30, 2024 there were 8,359,925 shares of unissued authorized and available for future awards under the 2022 Equity Incentive Plan and the ESPP.

Note 12 - Stock-Based Compensation (continued)

Employee Stock Purchase Plan

The Company maintains the ESPP which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by the Company’s Board of Directors on May 13, 2022. On April 24, 2024, the Company issued 244,774 common shares in connection with its Employee Stock Purchase Plan for a total consideration of approximately $112. The ESPP allows employees to purchase shares at a 15% discount to the lesser of the stock price at the beginning or the end of the offering period, which was October 1, 2023, and April 1, 2024, respectively. The discount resulted in an exercise price of $0.46 per share. During the three and nine months ended September 30, 2024, the Company did not recognize any compensation expense. On April 1, 2024, the Company commenced a second offering under the ESPP, which ran through September 30, 2024, with the same terms as the first offering. As of September 30, 2024, the Company had 305,552 shares reserved for issuance in connection with the second ESPP offering. The Company recorded a liability of approximately $186 related to employee contributions. However, $51 of this amount was disallowed for issuance due to the 10,000-share purchase limit. The remaining $135 was settled after the third quarter ended September 30, 2024, and the corresponding shares were issued.

Note 13 - Supplier Agreement

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

Note 14 - Revisions of Previously Issued Financial Statements

The Company has revised the previously issued financial statements for the quarter ended September 30, 2023 for the underpayment of tariffs to U.S. Customs and Border Protection (“CBP”) related to the improper classification and valuation of certain of the products used in its batteries. The Company has reported the underpayment to CBP. The underpayment of tariffs was primarily the result of utilizing an improper tariff rate. The additional amount of the tariffs was allocated between inventory and cost of goods sold based on the status of imported items (i.e. included in the inventories held vs included in the inventories already sold to customers.

In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to any prior annual or interim financial statements. Notwithstanding this conclusion, management has revised the accompanying condensed consolidated financial statements for the quarter ended September 30, 2023 and related notes included herein to correct this error for the financial statements for the quarter ended September 30, 2023 presented.

Note 14 - Revisions of Previously Issued Financial Statements (Continued)

The following tables present the effect of correcting this error on the Company’s previously issued financial statements.

	For the three months ended September 30, 2023
Consolidated Statements of Operations	As previously reported	Adjustment	As revised
Cost of Goods Sold	11,317	(26)	11,291
Gross Profit	4,572	26	4,598
Loss From Operations	(5,901)	26	(5,875)
Interest Expense	(3,977)	(10)	(3,987)
Loss Before Taxes	(10,023)	16	(10,007)
Net Loss	(10,023)	16	(10,007)
Net Loss per share - Basic & Diluted	(0.17)	(0.0)	(0.17)

	For the nine months ended September 30, 2023
Consolidated Statements of Operations	As previously reported	Adjustment	As revised
Cost of Goods Sold	40,541	224	40,765
Gross Profit	13,413	(224)	13,189
Loss From Operations	(24,108)	(224)	(24,332)
Interest Expense	(11,905)	(76)	(11,981)
Loss Before Taxes	(16,831)	(300)	(17,131)
Net Loss	(16,831)	(300)	(17,131)
Net Loss per share - Basic & Diluted	(0.34)	(0.0)	(0.34)

	For the Period Ended September 30, 2023
Consolidated Statements of Cash Flows	As previously reported	Adjustment	As revised
Net Loss	(16,831)	(300)	(17,131)
Change in Accrued Tariffs	-	300	300

Note 14 - Revisions of Previously Issued Financial Statements (Continued)

	For the Period Ended September 30, 2023
Consolidated Statements of Shareholder’s Equity	As previously reported	Adjustment	As revised
Accumulated Deficit - January 1, 2023	(27,133)	(589)	(27,722)
Net Income	4,892	(117)	4,775
Accumulated Deficit - March 31, 2023	(22,241)	(706)	(22,947)
Net Loss	(11,700)	(199)	(11,899)
Accumulated Deficit - June 30, 2023	(33,941)	(905)	(34,846)
Net Loss	(10,023)	16	(10,007)
Accumulated Deficit - September 30, 2023	(43,964)	(889)	(44,853)

Note 15 - Subsequent Events

From October 1, 2024 through November 12, 2024, the Company issued and sold approximately 53,719 shares of Common Stock under the ChEF Equity Facility, resulting in additional net cash proceeds of $26,660. In addition, from October 1, 2024 through November 12, 2024, the Company issued certain Penny Warrants to purchase 419 shares of Common Stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the Penny Warrants with respect to certain sales the Company made under the ChEF Equity Facility.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to successfully increase market penetration into target markets;

●	the addressable markets that we intend to target do not grow as expected;

●	the potential for events or circumstances that result in our failure to timely achieve the anticipated benefits of our customer arrangements with THOR Industries and its affiliate brands (including Keystone RV Company (“Keystone”)), including Keystone’s decision in July 2023, that, due to weaker demand for its products and their subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers;

●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;

●	the loss of any members of our senior management team or other key personnel;

●	the loss of any relationships with key suppliers, including suppliers in China;

●	the loss of any relationships with key customers;

●	our ability to protect our patents and other intellectual property;

●	the failure to successfully optimize solid-state cells or to produce commercially viable solid-state cells in a timely manner or at all, or to scale to mass production;

●	the failure to timely achieve the anticipated benefits of our recent licensing arrangement with Stryten Energy LLC (“Stryten”);

●	the failure to produce lithium battery cells in the United States in a timely manner or at all, or to scale to mass production;

●	changes in applicable laws or regulations, including changes in the rates of tariffs or any adjustments to the amounts payable by us to customs as a result of improperly identifying the applicable tariff rate payable on our products;

●	our ability to maintain the listing of our common stock and our public warrants on the Nasdaq Capital Market;

●	the possibility that we may be adversely affected by other economic, business and/or competitive factors (including an economic slowdown or inflationary pressures);

●	our ability to sell the desired amounts of shares of common stock at desired prices under our equity facility;

●	our ability to raise additional capital to fund our operations;

●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;

●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;

●	developments relating to our competitors and our industry;

●	our ability to engage target customers and successfully retain these customers for future orders;

●	the reliance on two suppliers for our lithium iron phosphate cells and a single supplier for the manufacture of our battery management system;

●	the potential impact of geopolitical events, including the Russia-Ukraine conflict and Hamas’ attack on Israel, and their effects on our operations; and

●	our current dependence on a single manufacturing facility.

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

Since 2020, we have sold over 320,000 batteries. For the quarters ended September 30, 2024, and September 30, 2023, we sold 10,283 and 14,886 batteries, respectively, and had $12.7 million and $15.9 million in net sales, respectively. For the nine months ended September 30, 2024 and September 30, 2023, we sold 32,907 and 56,183 batteries, respectively, and had $38.4 million and $54.0 million in net sales, respectively. We currently offer a line of batteries across our “Battle Born” and “Dragonfly” brands, each differentiated by size, power and capacity, consisting of seven different models, four of which come with a heated option. We primarily sell “Battle Born” branded batteries directly to consumers (“DTC”) and “Dragonfly” branded batteries to original equipment manufacturers (“OEMs”).

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

In May 2024, we announced that we achieved full certification for our energy storage products to be deployed for use in oil & gas operations in North America. As a result of this certification, we are working Connexa Energy Company (“Connexa”) to deliver a power product to Alegacy Equipment, LLC (“Alegacy Equipment”), a market leading natural gas compressor package company, and its affiliate Agnes Systems. The power systems, which Connexa expects to integrate, are expected to be used in natural gas compression equipment to reduce methane emissions in gas pipelines. We expect the first of these systems to be deployed in the fourth quarter of 2024 and this business line to begin contributing to net sales during the fourth quarter of 2024.

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

Moreover, our solid-state technology in development removes the need for a liquid electrolyte, thereby addressing safety concerns related to flammability. Our unique competitive edge lies in the combination of solid-state technology with its scalable dry-electrode manufacturing process. This enables the rapid production of cells having an intercalation anode (like graphite or silicon), unlike many competitors reliant on less stable lithium metal anodes. We believe this design offers superior cyclability and safety, serving as a key differentiator in the energy storage market. Furthermore, internal production of both conventional and solid-state cells streamlines our supply chain and enables vertical integration, ultimately driving down production costs. In October 2023, we announced the successful dry deposition of anode and cathode electrodes at scale using our patented battery manufacturing process. We are currently producing sample cells for prospective customers across a variety of chemistries and end-markets and expect to begin scaling production during 2025. In addition, we are currently exploring opportunities within North America as part of our efforts to build a cell manufacturing facility.

As of September 30, 2024, we had cash totaling $8.0 million. Our net loss for the quarter ended September 30, 2024 was $6.8 million and our net loss for the quarter ended September 30, 2023 was $10.0 million. As a result of becoming a publicly traded company, we continue to need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to continue to incur additional expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees. As discussed under “Liquidity and Capital Resources” below, we expect that we will need to raise additional funds, including through the use of our $150 million equity facility (the “ChEF Equity Facility”) with Chardan Capital Markets LLC (“CCM LLC”) and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects.

License Agreement with Stryten

On July 29, 2024, Legacy Dragonfly and Battle Born Battery Products, LLC (“Battle Born LLC”), a newly formed wholly-owned subsidiary of Legacy Dragonfly, entered into a License Agreement (the “License Agreement”) with Stryten. Pursuant to the License Agreement, Battle Born LLC granted Stryten an exclusive, worldwide license to use certain trademarks relating to Legacy Dragonfly’s lithium-ion battery brand, Battle Born Batteries® (the “Licensed Trademarks”) for business-to-business sales of batteries to customers within the following markets: (i) automative, (ii) marine, (iii) powersports, (iv) lawn and garden, (v) golf cart, and (vi) military and defense (such industries, the “Stryten Market”). In exchange for the licensing rights, Stryten agreed to pay Battle Born LLC an initial licensing fee of five million dollars ($5,000,000) (the “Initial Licensing Fee”). The License Agreement provides for mid-single digit royalty payments based on net sales using the Licensed Trademarks, with a tiered structure reaching up to twenty-five million dollars ($25,000,000), at which point Stryten will be required to pay a nominal annual license fee. Additional fees will apply for battery design and contract manufacturing services outside of the License Agreement.

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

June 2024 Private Placement and First Amendment to Term Loan Agreement

On June 28, 2024, we received a limited waiver and first amendment (the “First Amendment”) to the Term Loan Agreement (as defined below) from the Term Loan Lenders in regards to our compliance with the Tests as of the last day of the quarter ended June 30, 2024. The Amendment provided for a one-time issuance of penny warrants (the “June 2024 Penny Warrants”) to purchase up to 2,100,000 shares of our common stock (the “June 2024 Penny Warrant Shares”), at an exercise price of $0.01 per share, in connection with the Term Loan Lender’s agreement to waive the Tests under the Term Loan for the quarter ended June 30, 2024. The June 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

In addition, the First Amendment (i) reduced the liquidity requirement under the Term Loan to be $3.5 million as of the last day of the month ended June 30, 2024, and $10.0 million as of the last day of each fiscal month thereafter commencing with the fiscal month ended July 31, 2024 and (ii) provided for the interest to be paid on the Payment Date (as defined in the Term Loan Agreement) occurred on July 1, 2024 to be solely payable-in-kind.

Second Amendment to Term Loan Agreement

In connection with the License Agreement, on July 29, 2024, us, Legacy Dragonfly and Battle Born LLC entered into a Limited Waiver, Consent and Second Amendment to the Term Loan, Guarantee and Security Agreement (the “Second Amendment”) with the Term Loan Lenders under our Original Term Loan Agreement (as defined below).

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

September 2024 Private Placement and Third Amendment to the Term Loan Agreement

On September 30, 2024, we received a limited waiver and third amendment (the “Third Amendment” and, together with the Original Term Loan Agreement, the First Amendment and the Second Amendment, the “Term Loan Agreement”) to the Term Loan Agreement from the Term Loan Lenders in regards to our compliance with the Tests as of the last day of the quarter ended September 30, 2024. The Third Amendment provided for a one-time issuance of penny warrants (the “September 2024 Penny Warrants”) to purchase up to 3,000,000 shares of our common stock (the “September 2024 Penny Warrant Shares”), at an exercise price of $0.01 per share, in connection with the Term Loan Lender’s agreement to waive the Tests under the Term Loan for the quarter ended September 30, 2024. The September 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

In addition, the Third Amendment (i) reduced the liquidity requirement under the Term Loan to be $7.0 million as of the last day of the month ended September 30, 2024, and $10.0 million as of the last day of each fiscal month thereafter commencing with the fiscal month ended July 31, 2024 and (ii) On October 1, 2024, interest is payable (a) $1,500,000 in cash pro rata benefit of the Lenders and (b) the remaining interest in-kind, to be capitalized and added to the principal. For Payment Dates occurring on or after January 1, 2025 (including interest accruing from October 1, 2024, through December 31, 2024), all interest shall be paid in cash at a rate equal to Adjusted Term SOFR (as defined in the Term Loan Agreement) plus the Applicable Margin (as defined in the Term Loan Agreement).

Distribution Developments

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

On June 18, 2024, we announced we entered into a partnership with Meyer Distributing, Inc. (“Meyer Distributing”), a leading distributor of specialty products across North America. We expect to leverage Meyer Distributing’s distribution network to deliver Battle Born Batteries to new business-to-business customers in the RV and surrounding industries.

Trucking Market Milestones

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

Recent Developments

In October 2024, we completed a demonstration of our first off-grid methane reclamation payer system in collaboration with Alegacy Equipment and Anges Systems for the oil and gas industry.

On October 14, 2024, we introduced Dragonfly IntelLigence® to the heavy-duty trucking market. This patent-pending smart battery technology provides fleets and truck drivers access to real-time system monitoring and app-based connectivity. We believe Dragonfly IntelLigence provides additional value to our Battle Born all-electric APUs by delivering enhanced visibility over our battery system.

On November 13, 2024, we announced we had entered into a partnership with Keystone Automotive Operations, Inc. (“Keystone Automotive”), a leading distributor and marketer of specialty automotive equipment and accessories in North America, for the distribution of Battle Born Batteries products. This partnership is expected to increase the availability of Battle Born Batteries products by leveraging Keystone Automotive’s extensive distribution network.

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

Demand from end market consumers is impacted by a number of factors, including fuel costs and energy demands (including an increasing trend towards the use of green energy), as well as overall macro-economic conditions, such as interest rates and inflation. Sales of our batteries have benefited from the increased adoption of the RV lifestyle, the demand for and inclusion of additional appliances and electronics in RVs, and the accelerating trend of solar power adoption among RV customers. However, rising fuel costs and other macro-economic conditions have caused a downward shift in decisions taken by end market consumers around spending in the RV market and in July 2023, we were notified by our largest RV OEM customer that, due to weaker demand for its products and their subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers. While this customer is not moving to a different solution or competitor, as a result in this change in strategy there was a material limiting effect on our revenue in 2023. Based on our ongoing discussions with customers and current forecast projections, we remain cautiously optimistic about increased revenue potential in the RV market. While the DTC segment shows continued uncertainty amid broader market conditions, we have noted progress in the OEM market, where daily revenue rates have been increasing in the third quarter of 2024. However, seasonality factors associated with the holiday period in the fourth quarter of 2024 may limit gross revenue, even as OEM demand trends positively.

While a significant portion of our sales come from the RV market, we also offer targeted solutions using the same products for the marine market. These solutions cater to OEMs and consumers alike, addressing the power needs of various vessels like sailboats, powerboats, and fishing boats (center console and bass). We have worked closely to follow ABYC (American Boat & Yacht Council) Standards to develop systems that adhere to the recent ABYC E-13 Guidelines (Standards for Lithium Batteries). We have also begun generating sales in the trucking market in the third quarter of 2024.

Our strategy includes plans to expand into other end markets that we have identified as opportunities for our LFP batteries, including medium and heavy-duty trucking, specialty and work vehicles, solar integration, oil and gas, industrial, rail, material handling, and emergency and standby power in the medium term, and data centers, telecom and distributed on-grid storage in the longer term. We believe that our current LFP batteries and, eventually, our solid-state batteries, will be well-suited to supplant traditional lead-acid batteries as a reliable power source for the variety of low power density uses required in these markets (such as powering the increasing number of on-board tools needed in emergency vehicles). The success of this strategy requires (1) continued growth of these addressable markets in line with our expectations and (2) our ability to successfully enter these markets. We expect to incur significant marketing costs understanding these new markets, and researching and targeting customers in these end markets, which may not result in sales. If we fail to execute on this growth strategy in accordance with our expectations, our sales growth would be limited to the growth of existing products and existing end markets.

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

In addition, we entered into a lease on February 8, 2022 for an additional 390,240 square foot warehouse in Reno, Nevada (the “Reno Warehouse”). The commencement date for the lease for the Reno Warehouse was March 25, 2024, based on the construction project being identified as “substantially complete”. The Reno Warehouse will enable us to consolidate various operations in Reno, NV and will allow for expected expansion for new markets. We expect to begin operations in the Reno Warehouse in the fourth quarter of 2024 with the consolidation of operations expected to occur in the second quarter of 2025.

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

Research and Development

Our research and development is primarily focused on the advanced manufacturing of lithium-ion batteries using a dry-electrode process. We are focused on scaling the process to allow for the low-cost domestic manufacturing of cells. We are also applying the dry-electrode process to the production of solid-state lithium-ion batteries having an LFP catholyte, a solid electrolyte and an intercalation-based anolyte (intercalation being the reversible inclusion of a molecule or ion into layered solids). The next stage in our technical development is to construct the battery to optimize performance and longevity to meet and exceed industry standards for our target storage markets. Ongoing testing and optimizing of more complicated batteries incorporating layered pouch cells will assist us in determining the optimal cell chemistry to enhance conductivity and increase the number of cycles (charge and discharge) in the cell lifecycle. This is expected to require significant additional expense, and we may need to raise additional funds to continue these research and development efforts.

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

Results of Operations

Comparisons for the Three months ended September 30, 2024, and September 30, 2023

The following table sets forth our results of operations for the three months ended September 30, 2024 and September 30, 2023. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three months ended September 30,
	2024	% Net Sales	2023	% Net Sales
	(in thousands)
Net Sales	$12,720	100.0	$15,889	100.0
Cost of Goods Sold	9,850	77.4	11,291	71.1
Gross profit	2,870	22.6	4,598	28.9
Operating expenses
Research and development	1,631	12.8	1,385	8.7
General and administrative	4,361	34.3	6,005	37.8
Sales and marketing	2,904	22.8	3,083	19.4
Total Operating expenses	8,896	69.9	10,473	65.9
Loss From Operations	(6,026)	(47.4)	(5,875)	(37.0)
Other Income (Expense)
Interest expense, net	(5,615)	(44.1)	(3,987)	(25.1)
Other expense	(13)	(0.1)	-	0.0
Change in fair market value of warrant liability	4,875	38.3	(145)	(0.9)
Total Other Expense	(753)	(5.9)	(4,132)	(26.0)
Loss Before Taxes	(6,779)	(53.3)	(10,007)	(63.0)
Income Tax Benefit	-	-	-	-
Net Loss	$(6,779)	(53.3)	$(10,007)	(63.0)

	Three months ended September 30,
	2024	2023
	(in thousands)
DTC	5,153	10,305
% Net Sales	40.5	64.9
OEM	7,400	5,584
% Net Sales	58.2	35.1
Licensing Revenue	167	-
% Net Sales	1.3	0.0
Net Sales	$12,720	15,889

Net Sales

Net sales decreased by $3.2 million, or 19.9%, to $12.7 million for the three months ended September 30, 2024, as compared to $15.9 million for the three months ended September 30, 2023. This decrease was primarily due to lower DTC battery sales offset by higher OEM battery, accessory sales and licensing revenue. For the three months ended September 30, 2024, DTC revenue decreased by $5.1 million to $5.2 million, compared to $10.3 million in the third quarter of 2023 due to decreased customer demand for our products, rising interest rates, and inflation. OEM revenue increased by $1.8 million to $7.4 million, compared to $5.6 million in the third quarter of 2023. We believe this increase may be attributable to a recovering RV market, the implementation of our smart battery technology product line, and us beginning to penetrate the heavy-duty trucking market. Licensing revenue was recognized in August and September in the amount of $0.2 million. We expect our deployment of products for use in oil and gas operations in North America to begin contributing to net sales during the fourth quarter of 2024.

Cost of Goods Sold

Cost of revenue decreased by $1.4 million, or 12.8%, to $9.9 million for the three months ended September 30, 2024, as compared to $11.3 million for the three months ended September 30, 2023. This decrease was primarily due to lower unit volume. We expect our Cost of Goods Sold to increase in conjunction with the anticipated increase in revenue over the next twelve months.

Gross Profit

Gross profit decreased by $1.7 million, or 37.6%, to $2.9 million for the three months ended September 30, 2024, as compared to $4.6 million for the three months ended September 30, 2023. The decrease in gross profit was primarily due to a lower unit volume of sales. Gross margin decreased by 6.4% from 28.9% to 22.5%, which is a result of higher lower margin OEM sales and lower higher margin DTC sales.

Research and Development Expenses

Research and development expenses increased by $0.2 million, or 17.8%, to $1.6 million for the three months ended September 30, 2024, as compared to $1.4 million for the three months ended September 30, 2023. The increase was primarily due to higher wage expense in the amount of $0.2 million and $0.2 million for increased lease expense for new lease offset by lower patent expense in the amount of $0.1 million and lower materials and supplies. While we expect to continue to grow the Research and Development headcount, we expect to do so at a slower rate than in prior years.

General and Administrative Expenses

General and administrative expenses decreased by $1.6 million, or 27.4%, to $4.4 million for the three months ended September 30, 2024, as compared to $6.0 million for the three months ended September 30, 2023. This decrease was primarily due to employee-related costs in the amount of $1.3 million. Impacting this is a higher stock-based compensation in the amount of $0.7 million both in the prior year along with lower employee-related costs in the amount of $0.6 million due to decreased headcount. Professional services, legal, insurance expenses and travel are lower by $1.1 million. Offsetting these lower costs is an increase in computer expense related to the Reno Warehouse in the amount of $0.1 million and rent expense in the amount of $0.7 million for the Reno Warehouse, which was mostly allocated to general and administrative expenses since we have not occupied the building as of September 30, 2024. We expect General and Administrative Expenses, as a percentage of revenue, to decline over the next twelve months.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $0.2 million, or 5.8%, to $2.9 million for the three months ended September 30, 2024, as compared to $3.1 million for the three months ended September 30, 2023. This decrease is mostly related to lower shipping costs of $0.2 million, which was related to a reduction in units sold. We expect our Selling and Marketing Expenses to be relatively stable over the next twelve months.

Total Other (Expense) Income

Other expense totaled $0.8 million for the three months ended September 30, 2024 as compared to total other expense of $4.1 million for the three months ended September 30, 2023. Other expense of $0.8 million in three months ended September 30, 2024 was comprised primarily of interest expense of $5.6 million related to our debt securities and a positive change in fair market value of warrant liability in the amount of $4.9 million. The $4.1 million of other expense in three months ended September 30, 2023 was comprised $4.0 million in interest expense related to our debt securities and a negative change in fair market value of warrant liability of $0.1 million.

Income Tax (Benefit) Expense

There was no tax expense recorded for the three months ended September 30, 2024 or the three months ended September 30, 2023. Based on available evidence as of September 30, 2024 and September 30, 2023, management believes it is more likely than not that some or all the deferred tax assets will not be realized. Accordingly, we established a 100% valuation allowance. As a result of the full valuation allowance, we did not record a tax benefit during the three months ended September 30, 2023 or the three months ended September 30, 2024.

Net Loss

We experienced a net loss of $6.8 million for the three months ended September 30, 2024, as compared to net loss of $10.0 million for the three months ended September 30, 2023. As described above, this result was driven by lower sales partially offset by lower cost of goods sold, and lower operating expenses, and a decrease in other income (due to the change in fair market value of our warrants).

Comparisons for the Nine months ended September 30, 2024 and September 30, 2023

The following table sets forth our results of operations for the nine months ended September 30, 2024, and the nine months ended September 30, 2023. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Nine months ended September 30,
	2024	% Net Sales	2023	% Net Sales
	(in thousands)
Net Sales	$38,433	100.0	$53,954	100.0
Cost of Goods Sold	29,345	76.4	40,765	75.6
Gross profit	9,088	23.6	13,189	24.4
Operating expenses
Research and development	4,495	11.7	3,332	6.2
General and administrative	14,878	38.7	23,114	42.8
Sales and marketing	8,329	21.7	11,075	20.5
Total Operating expenses	27,702	72.1	37,521	69.5
(Loss) From Operations	(18,614)	(48.4)	(24,332)	(45.1)
Other Income (Expense)

Interest expense, net	(15,253)	(39.7)	(11,981)	(22.2)
Other expense	(36)	(0.1)	-	0.0
Change in fair market value of warrant liability	3,130	8.1	19,182	35.6
Total Other (Expense) Income	(12,159)	(31.6)	7,201	13.3
Loss Before Taxes	(30,773)	(80.1)	(17,131)	(31.8)
Income Tax Benefit	-	-	-	-
Net Loss	$(30,773)	(80.1)	$(17,131)	(31.8)

	Nine months ended September 30,
	2024	2023
	(in thousands)
DTC	16,890	30,314
% Net Sales	44.0	56.2
OEM	21,376	23,640
% Net Sales	55.6	43.8
License Revenue	167	-
% of Net Sales	0.4	-
Net Sales	$38,433	53,954

Net Sales

Net sales decreased by 15.5 million, or 28.8%, to $38.4 million for the nine months ended September 30, 2024, as compared to $54.0 million for the nine months ended September 30, 2023. This decrease was mainly due to lower DTC and OEM battery and accessory sales offset by a higher average sales price and licensing revenue recognized at $0.2 million. For the nine months ended September 30, 2024, DTC revenue decreased by $13.4 million to $16.9 million due to decreased customer demand for our products related to rising interest rates and inflation. OEM revenue decreased by $2.3 million to $21.4 million primarily due to our largest RV customer changing our product from a standard offering to an option. Excluding this customer our RV OEM sales were up 33% year over year for the nine months ended September 30, 2024. We expect our deployment of products for use in oil and gas operations in North America to begin contributing to net sales during the fourth quarter of 2024.

Cost of Goods Sold

Cost of revenue decreased by $11.4 million, or 28.0%, to $29.3 million for the nine months ended September 30, 2024, as compared to $40.8 million for the nine months ended September 30, 2023. This decrease was primarily due to lower unit volume resulting in a $10.9 million decrease of product cost and $0.5 million decrease in labor expense associated with lower headcount. We expect our Cost of Goods Sold to increase in conjunction with the anticipated increase in revenue over the next twelve months.

Gross Profit

Gross profit decreased by $4.1 million, or 31.1%, to $9.1 million for the nine months ended September 30, 2024, as compared to $13.2 million for the nine months ended September 30, 2023. The decrease in gross profit was primarily due to a lower unit volume of sales.

Research and Development Expenses

Research and development expenses increased by $1.2 million, or 34.9%, to $4.5 million for the nine months ended September 30, 2024, as compared to $3.3 million for the nine months ended September 30, 2023. The increase was primarily due to higher wage expense in the amount of $0.8 million and $0.3 million for increased lease expense for new building in Fernley. Depreciation related to an increase in assets, which was higher by $0.1 million. While we expect to continue to grow the Research and Development headcount, we expect to do so at a slower rate than in prior years.

General and Administrative Expenses

General and administrative expenses decreased by $8.2 million, or 35.6%, to $14.9 million for the nine months ended September 30, 2024, as compared to $23.1 million for the nine months ended September 30, 2023. This decrease was primarily due to lower employee related costs in the amount of $7.3 million. Impacting this is a prior year severance package in the amount of $0.7 million and lower stock-based compensation in the amount of $4.8 million along with lower employee related costs in the amount of $1.8 million due to decreased headcount. Professional services, legal and insurance expenses are lower by $2.1 million as a result of prior year public offering expenses and lower insurance premiums. Travel expenses in General and Administrative decreased by $0.5 million due to allocation to the other functional areas in 2024. Offsetting these lower expenses is a $1.7 million increase in rent expense for the Reno Warehouse, which was mostly allocated to general and administrative expenses since we have not occupied the building as of September 30, 2024. We expect General and Administrative Expenses, as a percentage of revenue, to decline over the next twelve months.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $2.8 million, or 24.8%, to $8.3 million for the nine months ended September 30, 2024, as compared to $11.1 million for the nine months ended September 30, 2023. This decrease was primarily due to a $2.3 million decrease in wage-related expenses of which $1.2 million is related to the prior year expense for the Wakespeed earnout and $1.0 million is due to lower stock compensation and bonus expense. Lower shipping costs in the amount of $0.9 million was related to a reduction in units sold. Offsetting these lower expenses is an increase of $0.4 million other marketing expense includes travel expenses allocated from general and administrative to selling and marketing in 2024.

Total Other Income (Expense)

Other expense totaled $12.2 million for the nine months ended September 30, 2024 as compared to total other income of $7.2 million for the nine months ended September 30, 2023. Other expense for the nine months ended September 30, 2024 is comprised of a positive change in fair market value of our warrants in the amount of $3.1 million and $15.3 million in interest expense related to our debt securities. Other income for the nine months ended September 30, 2023 was comprised of a positive change in fair market value of our warrants in the amount of $19.2 million partially offset by $12.0 million in interest expense related to our debt securities.

Income Tax (Benefit) Expense

There was no tax expense recorded for the nine months ended September 30, 2024 or the nine months ended September 30, 2023. Based on available evidence as of September 30, 2024 and September 30, 2023, management believes it is more likely than not that some or all the deferred tax assets will not be realized. Accordingly, we established a 100% valuation allowance. As a result of the full valuation allowance, we did not record a tax benefit during the nine months ended September 30, 2024 or the nine months ended September 30, 2023.

Net Loss

We generated a net loss of $30.8 million for the nine months ended September 30, 2024, as compared to net loss of $17.1 million for the nine months ended September 30, 2023. This was a result of an increase in other expense (primarily as a result of a change in fair market value of our warrants) and lower sales offset by decreased cost of goods sold and lower operating expenses.

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

Equity-Based Compensation

We use the Black-Scholes option-pricing model to determine the fair value of option grants. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of our future share price, risk-free rates, future dividend yields and estimated forfeitures at the initial grant date. Restricted stock units (“RSUs”) awards are valued based on the closing trading price of our common stock on the date of grant. Changes in assumptions used to estimate fair value could result in materially different results.

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

Leases

Acquired right-of-use assets and assumed lease liabilities are measured based on the remaining lease payments over the remaining portion of the lease term. As our leases do not provide an implicit rate, our incremental borrowing rate is used as a discount rate in determining the present value of lease payments. Our incremental borrowing rate was determined by comparing current low- and high-end mortgage loan rates and calculating an average. For our new Damonte lease, to be conservative in our estimate, we chose to use the high-end average as our incremental borrowing rate  .

License Arrangement

We have entered into license arrangements that involve receiving upfront compensation, which is recognized as revenue over a five-year period. Management estimates the appropriate recognition pattern based on the expected delivery of related services and the period over which the economic benefits will be realized. This estimate involves judgments about the timing of performance obligations and the likelihood of continued customer engagement. Changes in these assumptions or unexpected developments could result in adjustments to revenue recognition, impacting the financial statements. As of the reporting date, management believes the estimate reflects the current understanding of the license arrangement’s performance obligations.

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

The table below presents our adjusted EBITDA, reconciled to net (loss) income for the three and nine months ended September 30, 2024, and September 30, 2023.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net loss	$(6,779)	$(10,007)	$(30,773)	$(17,131)
Interest Expense	5,615	3,987	15,253	11,981
Depreciation and Amortization	327	316	991	909
EBITDA	(837)	(5,704)	(14,529)	(4,241)
Adjusted for:
Stock-Based Compensation (1)	256	946	759	6,387
Separation Agreement (2)	-	-	-	720
June Offering Costs (3)	-	-	-	904
Change in fair market value of warrant liability (4)	(4,875)	145	(3,130)	(19,182)
Adjusted EBITDA	$(5,456)	$(4,613)	$(16,900)	$(15,412)

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and board members.

(2)	Separation Agreement is comprised of $720 in cash severance associated with separation agreement dated April 26, 2023 between us and our former Chief Legal Officer.

(3)	June Offering Costs is comprised of fees and expenses, including legal, accounting, and other expenses associated with our secondary offering.

(4)	Change in fair market value of warrant liabilities represents the change in fair value from January 1, 2023 through September 30, 2023 and January 1, 2024 through September 30, 2024, respectively.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of September 30, 2024, we had cash totaling $8.0 million.

On July 29, 2024, Legacy Dragonfly and Battle Born LLC entered into the License with Stryten. In exchange for the licensing rights, Stryten agreed to pay Battle Born LLC the Initial Licensing Fee of five million dollars ($5,000,000). Per the License Agreement, payment for the Initial Licensing Fee is due within 30 days of the effective date of the License Agreement. We received the Initial Licensing Fee in August 2024.

We expect our capital expenditures and working capital requirements to increase materially in the near future, as we continue our research and development efforts (particularly those related to lithium-ion cell manufacturing and battery development), expand our production lines, scale up production operations and look to enter into adjacent markets for our batteries. We expect to deploy a significant amount of capital to continue our development and optimization of our solid-state battery technology, as well as continued investment to automate and increase the production capacity of our existing assembly operation, expansion of our facilities and new strategic investments, including deployment and scaling of our dry-electrode cell manufacturing processes. To date, our focus has been on seeking to prove the fundamental soundness of our manufacturing techniques and our solid-state chemistry. Moving forward, our solid-state related investments will focus on chemistry optimization and establishing a pilot line for pouch cell production. Over the next two to three years, we expect to spend in excess of $50 million on solid-state development and cell manufacturing technologies. In connection with the contraction of our business and uncertainty around the timing of future needs, we reduced our purchase activities in 2024. As a result, our inventory balance at September 30, 2024 decreased by $14.8 million to $24.0 million, compared to $38.8 million at December 31, 2023.

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

Financing Obligations and Requirements

On November 24, 2021, we issued $45 million of fixed rate senior notes, secured by among other things, a security interest in our intellectual property. As part of the Business Combination, we entered into a senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan”) pursuant to the Term Loan, Guarantee and Security Agreement (the “Original Term Loan Agreement”) by and among, us, Legacy Dragonfly, Alter Domus (US) LLC, as the Agent to the lenders time-to-time party thereto (such lenders, the “Term Loan Lenders”), the proceeds of which were used to repay the $45 million fixed rate senior notes, and ChEF Equity Facility. On June 28, 2024, we entered into the First Amendment with the Term Loan Lenders. The First Amendment provided for a one-time issuance of the June 2024 Penny Warrants to purchase up to 2,100,000 shares of common stock and certain amendments to the Term Loan. On July 29, 2024, we entered into the Second Amendment with the Term Loan Lenders in connection with the License Agreement. On September 30, 2024, we entered into the Third Amendment with the Term Loan Lenders, which provided for the issuance of the September 2024 Penny Warrants to purchase up to 3,000,000 shares of common stock and certain amendments to the Term Loan Agreement.

In connection with the License Agreement, on July 29, 2024, us, Legacy Dragonfly and Battle Born LLC entered into the Second Amendment (together with the Original Term Loan, the First Amendment, the Second Amendment, and the Third Amendment, the “Term Loan Agreement”).

Pursuant to the Second Amendment, the Term Loan Lenders (i) consented to the transactions contemplated by the License Agreement and the Trademark Transfer Agreement and (ii) agreed to waive the mandatory prepayment under the Term Loan that would have been due to the Term Loan Lenders under the Term Loan Agreement upon Battle Born LLC’s receipt of the Initial Licensing Fee. In connection with the Second Amendment, Battle Born LLC entered into the Joinder.

The Term Loan proceeds were used to: (i) support the Business Combination, (ii) prepay the fixed rate senior notes at closing of the Business Combination, (iii) pay fees and expenses in connection with the foregoing, (iv) to provide additional growth capital and (v) for other general/corporate purposes. The Term Loan will mature on October 7, 2026, or the Maturity Date, and will be subject to quarterly amortization of 5% per annum beginning 24 months after issuance. The definitive documents for the Term Loan incorporate certain mandatory prepayment events and certain affirmative and negative covenants and exceptions hereto. The financial covenants for the Term Loan include a maximum senior leverage ratio covenant, a minimum liquidity covenant, a springing fixed charge coverage ratio covenant, and a maximum capital expenditures covenant. On March 29, 2023, September 29, 2023, December 29, 2023, May 13, 2024, June 28, 2024, and September 30, 2024, we obtained waivers from Alter Domus (US) LLC, as the administrative agent for the lenders (the “Administrative Agent”) and EICF Agent LLC and certain third-party financing source of our failure to satisfy the Tests under the Term Loan during the quarters ended March 31, 2023, September 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, and September 30, 2024. On March 31, 2024, April 29, 2024, June 28, 2024, July 31, 2024, August 30, 2024, September 30, 2024, and October 31, 2024 we received additional waivers from the Administrative Agent and the Term Loan Lenders in regard to our compliance with the liquidity requirement under the Term Loan as of the last day of the fiscal quarters ended March 31, 2024, June 30, 2024, and September 30, 2024, and as of the last fiscal day for the months ended April 30, 2024, June 30, 2024, July 31, 2024, August 31, 2024, September 30, 2024, and October 31, 2024. However, it is probable that we will fail to meet these covenants within the next twelve months. In accordance with U.S. GAAP, we reclassified our notes payable from a long-term liability to a current liability. The Term Loan accrues interest as follows: (i) until April 1, 2024, at a per annum rate equal to adjusted secured overnight financing rate (“SOFR”) plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on our senior leverage ratio; (ii) effective April 1, 2024 and thereafter, interest payable to certain lenders subject to regulations of the U.S. Small Business Administration (“SBA”) with outstanding principal on that date of $30,846 will be limited to 14.0% per annum (except for default interest permitted under SBA regulations, as applicable); and (iii) the other outstanding principal will accrue interest from April 1, 2024 thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company, and at all times thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5%, depending on our senior leverage ratio.

Payments of interest based on the Term Loan are as follows:

(i) Interest payable on April 1, 2024, was paid in cash.

(ii) Interest payable on July 1, 2024, became payable-in-kind.

(iii) Interest payable on October 1, 2024, became payable partly in cash and partly in-kind, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5% paid-in-kind, depending on the senior leverage ratio of the consolidated company (subject to the 14.0% limit for lenders subject to SBA regulations).

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

Pursuant to the Term Loan Agreement, we have guaranteed the obligations of Legacy Dragonfly and such obligations will be guaranteed by any of Legacy Dragonfly’s subsidiaries that are party thereto from time to time as guarantors. Also pursuant to the Term Loan Agreement, the Administrative Agent was granted a security interest in substantially all of the personal property, rights and assets of us as and Legacy Dragonfly to secure the payment of all amounts owed to lenders under the Term Loan Agreement. In addition, we entered into a Pledge Agreement pursuant to which we pledged to the Administrative Agent our equity interests in Legacy Dragonfly as further collateral security for the obligations under the Term Loan Agreement. At the closing of the Business Combination, we issued to the Term Loan Lenders (i) the Penny Warrants exercisable to purchase an aggregate of 2,593,056 shares at an exercise price of $0.01 per share, and (ii) warrants exercisable to purchase 1,600,000 shares of common stock at an exercise price of $10.00 per share.

Pursuant to the Purchase Agreement, on the terms of and subject to the satisfaction of the conditions in the Purchase Agreement, including the filing and effectiveness of a registration statement registering the resale by CCM LLC of the shares of common stock issued to it under the Purchase Agreement, we will have the right from time to time at our option to direct CCM LLC to purchase up to a specified maximum amount of shares of common stock, up to a maximum aggregate purchase price of $150 million over the term of the ChEF Equity Facility. The purchase price of the shares of common stock that we elect to sell to CCM LLC pursuant to the Purchase Agreement will be determined by reference to the VWAP of the common stock during the applicable VWAP Purchase Date (as defined in the Purchase Agreement) on which we have timely delivered written notice to CCM LLC directing it to purchase shares of common stock under the Purchase Agreement, less a fixed 3.5% discount to such VWAP. As consideration for its commitment to purchase shares of our common stock under the Purchase Agreement, we have agreed to pay a commitment fee of $1 million to CCM LLC (the “Commitment Fee”), payable by way of an additional 3.0% discount to such VWAP until the Commitment Fee has been paid in full. In connection with the ChEF Equity Facility, we filed a registration statement registering the resale of up to 21,512,027 shares that may be resold into the public markets by CCM LLC, which represented approximately 36% of the shares of our common stock outstanding as of December 31, 2023. During the year ended December 31, 2023, we issued and sold approximately 588,500 shares of our common stock under this facility, resulting in net cash proceeds of $1,278,566. During the nine months ended September 30, 2024, we issued and sold approximately 2,245,391 shares of our common stock under the ChEF Equity Facility, resulting in net cash proceeds of $1,705,193. From October 1, 2024 through the November 12, 2024, we issued and sold approximately 53,719 shares of our common stock under the ChEF Equity Facility, resulting in additional net cash proceeds of $26,660. Any sales of such shares into the public market could have a significant negative impact on the trading price of our common stock. This impact may be heightened by the fact that sales to CCM LLC will generally be at prices below the current trading price of our common stock. If the trading price of our common stock does not recover or experiences a further decline, sales of shares of common stock to CCM LLC pursuant to the Purchase Agreement may be a less attractive source of capital and/or may not allow us to raise capital at rates that would be possible if the trading price of our common stock were higher.

On March 5, 2023, we issued a note in the principal amount of $1.0 million (the “Principal Amount”) to Brian Nelson, one of our directors, in a private placement in exchange for cash in an equal amount (the “March Note”). The March Note became due and payable in full on April 1, 2023. We were also obligated to pay a fee in the amount of $100,000 (the “March Loan Fee”) to Mr. Nelson on April 4, 2023. The Principal Amount of the March Note was paid in full on April 1, 2023 and the March Loan Fee was paid in full on April 4, 2023.

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

In June 2023, we completed the June 2023 Offering which provided net proceeds to us, including the partial over-allotment option exercise, of approximately $20.7 million. In July 2023, upon a request from our Term Loan Lenders under the Term Loan Agreement, we repaid $5.3 million to satisfy a portion of our outstanding principal.

In 2024, we identified an underpayment of tariffs to U.S. Customs and Border Protection (“CBP”) in the amount of approximately $1.66 million in the aggregate, related to the improper classification and valuation of certain of the products used in our batteries. We have reported the underpayment to CBP.

Going Concern

For the quarter ended September 30, 2024, we generated a net loss of $6.8 million and had a negative cash flow from operations. As of September 30, 2024, we had approximately $8.0 million in cash and cash equivalents and working capital deficit of $9.6 million.

Under the Term Loan Agreement, we are obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures. On March 29, 2023, September 29, 2023, December 29, 2023, May 13, 2024, June 28, 2024, July 31, 2024, August 30, 2024 and September 30, 2024, we obtained waivers from our Administrative Agent and the Term Loan Lenders in regards to our failure to satisfy the Tests with respect to the minimum cash requirements under the Term Loan for the quarters ended, March 31, 2023, September 30, 2023, December 31, 2024, March 31, 2024, June 30, 2024 and September 30, 2024. On March 31, 2024, April 29, 2024, June 28, 2024, July 31, 2024, August 30, 2024, September 30, 2024, and October 31, 2024, we received additional waivers from our Administrative Agent and the Term Loan Lenders in regards to our compliance with the liquidity requirement under the Term Loan as of the last day of the fiscal quarters ended March 31, 2024, June 30, 2024 and September 30, 2024 and as of the last day of the fiscal months ended April 30, 2024, June 30, 2024, July 31, 2024, August 31, 2024, September 30, 2024, and October 31, 2024. In connection with the License Agreement, on July 29, 2024, us, Legacy Dragonfly and Battle Born LLC entered into the Second Amendment. Pursuant to the Second Amendment, the Term Loan Lenders (i) consented to the transactions contemplated by the License Agreement and the Trademark Transfer Agreement and (ii) agreed to waive the mandatory prepayment under the Loan Agreement that would have been due to the Lenders under the Term Loan upon Battle Born LLC’s receipt of the Initial Licensing Fee. In connection with the Second Amendment, Battle Born LLC entered into the Joinder. It is probable that we will fail to meet these covenants within the next twelve months. If we are unable to comply with the financial covenants in our loan agreement, the Term Loan Lenders have the right to accelerate the maturity of the Term Loan. These conditions raise substantial doubt about our ability to continue as a going concern.

In addition, we will need to raise additional debt and/or equity financing to fund our operations and strategic plans and meet our financial covenants. We have historically been able to raise additional capital through issuance of equity and/or debt financing and we intend to use the ChEF Equity Facility and raise additional capital as needed. However, we cannot guarantee that we will be able to raise additional equity, contain expenses, or increase revenue, and comply with the financial covenants under the Term Loan. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects. Further, future debt or equity financings may be dilutive to our current stockholders.

Cash Flows for the Nine months ended September 30, 2024, and September 30, 2023

	Nine months ended September 30,
	2024	2023
	(in thousands)
Net Cash (used in)/provided by:
Operating Activities	$(4,712)	$(16,727)
Investing activities	$(1,691)	$(6,507)
Financing activities	$1,709	$18,688

Operating Activities

Net cash used in operating activities was $4.7 million for the nine months ended September 30, 2024, primarily due to a net loss of $30.8 million partially offset by $4.8 million in deferred revenue related to the License Agreement, $6.6 million of payment in-kind interest accrued on the Term Loan and $14.8 million decrease in inventory as a result of management’s decision to lower overall stocking levels to adjust for more modest demand.

Net cash used in operating activities was $16.7 million for nine months ended September 30, 2023, primarily due to a net loss of $17.1 million and an increase in accounts receivable partially offset by lower inventory levels.

Investing Activities

Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2024, as compared to net cash used in investing activities of $6.5 million for the nine months ended September 30, 2023. The decrease in cash used in investing activities was primarily due to a decrease in capital equipment expenses.

Financing Activities

There was $1.7 million net cash provided in financing activities, primarily from proceeds of issuing and selling shares under ChEF Equity Facility for the nine months ended September 30, 2024, as compared to net cash provided by financing activities of $18.7 million for the nine months ended September 30, 2023 was primarily due to net proceeds of $21.1 million from the June 2023 Offering partially offset by a $5.3 million principal payment of our notes payable.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating lease liabilities. As of September 30, 2024, we had $2.9 million in short-term operating lease liabilities and $23.3 million in long-term operating lease liabilities.

As disclosed above, we have a Term Loan and as of September 30, 2024, the principal amount outstanding under the Term Loan was $69.7 million.

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

In connection with the preparation of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As described in our Annual Report, our management identified a material weakness in our internal control over financial reporting as a result of our failure to capture, and record, and pay tariffs correctly related to the imported merchandise on previously filed 2022 and 2021 financial statements. Based upon the evaluation described above, our Chief Executive Officer and Interim Chief Financial Officer concluded that, due to the material weakness previously reported in our Annual Report that has not yet been remediated, our disclosure controls and procedures were not effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

Management described a plan to remediate the material weakness within our Annual Report. Management, with the assistance of a third-party service provider, continues to design and implement additional internal controls. Additionally, management continued its risk assessment to identify risks and objectives. There were no other changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management will continue to evaluate and enhance our processes as noted in the remediation plan described within our Annual Report. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these will ultimately have the intended effects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2024, we issued certain additional Penny Warrants to purchase 12,849 shares of common stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the Penny Warrants with respect to certain sales we made under the ChEF Equity Facility. In addition, October 1, 2024 to November 12, 2024 we issued certain Penny Warrants to purchase 419 shares of common of common stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the Penny Warrants with respect to certain sales we made under the ChEF Equity Facility. The Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance. The Penny Warrants and the shares of common stock underlying the Penny Warrants have not been registered under the Securities Act and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the fiscal quarter ended September 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dragonfly Energy Holdings Corp.	8-K	3.1	03/31/2023
3.2	Bylaws of Dragonfly Energy Holdings Corp.	8-K	3.2	03/31/2023
4.1	Form of September 2024 Penny Warrant.	8-K	4.1	10/07/2024
10.1#+	Trademark License Agreement, by and among Dragonfly Energy Corp., Battle Born Battery Products, LLC, and Stryten Energy LLC, dated as of July 29, 2024.	8-K/A	10.1	08/01/2024
10.2#	Trademark Transfer and License-Back Agreement, by and between Dragonfly Energy Corp. and Battle Born Battery Products, LLC, dated as of July 29, 2024.	8-K/A	10.2	08/01/2024
10.3#	Limited Waiver, Consent and Second Amendment to Term Loan, Guarantee and Security Agreement, dated as of July 29, 2024, by and among Dragonfly Energy Corp., Dragonfly Energy Holdings Corp., Battle Born Battery Products, LLC, the lenders from time-to-time party thereto and Alter Domus (US) LLC.	8-K/A	10.3	08/01/2024
10.4	Joinder Agreement, by Battle Born Battery Products, LLC and acknowledged by Dragonfly Energy Corp., and Dragonfly Energy Holdings Corp., dated as of July 29, 2024.	8-K/A	10.4	08/01/2024
10.5	Limited Waiver and Third Amendment to Term Loan, Guarantee and Security Agreement, dated as of September 30, 2024, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	10/07/2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included as Exhibit 101)

*	Filed herewith.
**	Furnished.
#	Portions of these exhibits have been omitted pursuant to Regulation S-K Item 601(a)(5) promulgated under the Exchange Act. The Registrant agrees to furnish supplementally a copy of any omitted schedules and or exhibits to the SEC upon request.
+	Portions of this exhibit, pursuant to Regulation S-K Item 601(b)(10)(iv) promulgated under the Exchange Act, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) the Registrant customarily and actually treats such information as private or confidential. The Registrant agrees to furnish supplementally a copy of any omitted information to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dragonfly Energy Holdings Corp.

Date: November 14, 2024	By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

