Form 10-K
period 2024-12-31
Dragonfly Energy Holdings Corp.
filed 2025-03-31
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-40730

DRAGONFLY ENERGY HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	85-1873463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12915 Old Virgina Rd.
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

		Emerging growth company	☒

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2024, based on the closing price of $7.61 for shares of the registrant’s common stock as reported by the Nasdaq Capital Market, was approximately $37.5 million.

As of March 27, 2025, there were 7,589,642 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference:

None.

On November 22, 2024, we effected a 1-for-9 reverse stock split of our outstanding shares of common stock. Unless specifically provided otherwise herein, all share and per share information in this Annual Report on Form 10-K has been adjusted to reflect the reverse stock split.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to service our outstanding indebtedness and comply with the financial covenants in our loan agreement, the failure of which could allow our lenders to accelerate payment under our loan agreement, which would have a material adverse effect on our ability to operate and could require us, among other things, to reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve;
●	our ability to raise additional capital to fund our operations;
●	our ability to successfully increase market penetration into target markets;
●	our ability to cure any listing deficiencies and maintain the listing of our common stock and Public Warrants (as defined herein) on the Nasdaq Capital Market;
●	the addressable markets that we intend to target do not grow as expected;
●	the potential for events or circumstances that result in our failure to timely achieve the anticipated benefits of our customer arrangements with THOR Industries and its affiliate brands (including Keystone RV Company (“Keystone”)), including Keystone’s decision in July 2023, that, due to weaker demand for its products and its subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers;
●	our ability to generate revenue from future product sales in our existing markets or new markets that we enter, including the trucking and industrials markets, and our ability to achieve and maintain profitability;
●	the potential impact of the conversion and the terms of our outstanding Series A Convertible Preferred Stock (“Series A Preferred Stock”) on the market price of our common stock;
●	the loss of any members of our senior management team or other key personnel;
●	the loss of any relationships with key suppliers, including suppliers in China;
●	the loss of any relationships with key customers;
●	our ability to protect our patents and other intellectual property;
●	our ability to engage target customers and successfully retain these customers for future orders;
●	the failure to successfully optimize solid-state cells or to produce commercially viable solid-state cells in a timely manner or at all, or to scale to mass production;
●	the failure to produce lithium battery cells in the United States in a timely manner or at all, or to scale to mass production;
●	the failure to timely achieve the anticipated benefits of our recent licensing arrangement with Stryten Energy LLC;
●	changes in applicable laws or regulations, including changes in the rates of tariffs or any adjustments to the amounts payable by us to customs as a result of improperly identifying the applicable tariff rate payable on our products;
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors (including an economic slowdown or inflationary pressures);
●	our ability to sell the desired amounts of shares of common stock at desired prices under our committed equity facility;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	developments relating to our competitors and our industry;
●	the reliance on two suppliers for our lithium iron phosphate cells and a single supplier for the manufacture of our battery management system;
●	our current dependence on one manufacturing facility; and
●	the potential impact of global and macroeconomic conditions, including economic, political and social instability, including the Russia-Ukraine conflict and Hamas’ attack on Israel, and their effects on our operations.

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

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaims any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

ii

Part I

Item 1. Business

All references in this report to “Dragonfly,” the “Company,” “we,” “us,” or “our” mean Dragonfly Energy Holdings Corp. and its subsidiaries unless stated otherwise or the context otherwise indicates.

Overview

We are a manufacturer of non-toxic deep cycle lithium-ion batteries that caters to customers in the consumer industry (including the recreational vehicle (“RV”), marine vessel, solar and off-grid residence industries), and trucking, industrial and energy storage markets, with proprietary, patented and disruptive battery cell manufacturing and non-flammable solid-state cell technology currently under development. Our goal is to develop technology to deliver environmentally impactful solutions for energy storage to everyone globally. We believe that the innovative design of our lithium-ion batteries is ideally suited for the demands of modern customers who rely on consumer electronics, connected devices and smart appliances that require continuous, reliable electricity, regardless of location.

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

Reflecting the strength of our DTC brand, we signed a brand licensing contract in July of 2024 with Stryten Energy for the Battle Born brand to be deployed in B2B sales within Stryten’s target market. The contract is expected to bring $30 million of licensing revenues within a seven year period. Additionally, we signed a contract manufacturing agreement that allows for us to assemble battery packs to be sold by Stryten under the Battle Born label. Both licensing and contract manufacturing revenues from these contracts are expected to come in throughout 2025, and we believe will represent a significant portion of our total revenues beginning in 2026.

Founded as an aftermarket-focused company, we initially targeted direct-to-consumer (DTC) sales within the recreational vehicle (RV) market. Since our inception in 2020, we have successfully sold over 330,000 batteries. For the fiscal years ended December 31, 2024, and December 31, 2023, we sold 42,447 and 64,906 batteries, respectively, generating revenues of $50.6 million and $64.5 million for each year.

Our innovative battery products have disrupted the traditional lead-acid battery markets. The strong DTC demand, combined with our efforts to educate and market to original equipment manufacturers (OEMs), has facilitated significant penetration into the OEM sector. Historically, we have driven total sales growth through several strategies:

1.	Expansion of DTC Sales: Increasing direct sales of batteries for RV applications.
2.	Market Diversification: Entering the marine vessel and off-grid storage markets with related DTC offerings.
3.	OEM Partnerships: Supplying batteries to RV OEMs.
4.	Distributor Engagement: Enhancing sales through increased distribution channels.
5.	Accessory Sales: Reselling accessories for our battery systems.

Our valued RV OEM partners currently include industry leaders such as Airstream, Tiffin Motorhomes, Forest River, nuCamp RV, Triple E RV, REV Group, Keystone, and THOR Industries (“THOR”). Notably, THOR has made a strategic investment in our business, which we believe underscores our strong industry relationships.

For the year ended December 31, 2024, we experienced a period of sustained market correction characterized by ongoing inflation and historically high interest rates, which posed challenges to our DTC markets. While there were small increases in retail registrations and wholesale shipments within the RV industry, much of this growth was concentrated in the price-sensitive entry-level segment. These entry-level RVs typically do not incorporate our battery products, resulting in a decline in our overall sales due to the limited growth in segments aligned with our offerings.

However, we did observe increased OEM adoption of our products outside the entry-level segment, marked by the acquisition of new customers and enhanced market share within existing customer product lines. As a result, a higher proportion of our revenue was generated through the OEM channel compared to the DTC market.

We successfully entered into two significant distribution agreements with Keystone Automotive Group (a division of LKQ) and Meyer Distribution. These partnerships are expected to expand our reach within the RV and marine dealer networks and support continued growth in our DTC channels.

In 2024, RV dealers continued to optimize their inventory levels, resulting in relatively flat sales after a substantial 36% correction in 2023. The industry’s pivot towards entry-level RVs, which do not typically utilize our batteries, contributed to the decline in total revenue for the year ended December 31, 2024, compared to the prior year.

Based on our ongoing discussions with customers and current unit forecast projections, we anticipate an increase in revenue within the RV market for 2025. We remain committed to expanding our market presence, leveraging strategic partnerships, and driving innovation to sustain our growth trajectory.

We currently offer several lines of batteries across our two brands, each differentiated by size, power and capacity, consisting of seven different models, which come with an option for internal heat for cold temperature operation or an option for wireless communication using our Dragonfly IntelLigence feature. To supplement our battery offerings, we are also a reseller of accessories for battery systems. These include chargers, inverters, monitors, controllers and other system accessories from brands such as Victron Energy, Progressive Dynamics, Magnum Energy and Sterling Power.

Our battery packs are designed and assembled in-house in the United States. In November 2024, we relocated from our 99,000 square foot facility in Reno, Nevada to our new 390,240 square foot facility also in Reno, Nevada, which has allowed us to increase our production capacity and gives us the ability to increase sales to existing customers and penetrate new markets. Our 390,240 square foot facility provides a streamlined, partially autonomous production process for our current batteries, which comprises module assembly and battery assembly, with the availability to expand the number of lines to handle increased volumes and the additional battery modules we intend to introduce in the near future. We also entered into a lease for use of an approximately 64,000 square foot facility to further increase our capacity to produce our patented dry electrode process (the “Fernley Lease Agreement”).

Through our Battle Born Batteries and Wakespeed brands, we operate in three primary consumer end markets: RVs, marine vessels, and off-grid storage systems. We are strategically expanding into additional markets, with a focus on trucking – including heavy-duty trucks and work trucks – and industrial markets – including oil and gas and industrial solar integration. Within our core markets, we focus on displacing lead-acid batteries with our technologically advanced and greener lithium-ion solutions. Our Battle Born Batteries portfolio is designed to provide customers with a reliable, long-lasting, and highly efficient off-grid power source.

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

Drawing upon our success in collaborating with RV and marine OEMs, we have begun expanding into the heavy-duty trucking market. We are leveraging our expertise in designing and supporting lithium-ion storage systems to tailor solutions meeting specific requirements for fleets. These solutions have been adopted as factory options, demonstrating their value proposition for truck fleets seeking to:

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

This strategic approach has resulted in successful pilot programs with fleets representing over 15% of the North American heavy-duty trucking market, and has already resulted in several new arrangements, including Stevens Transport and Highway Transport.

In the Fall of 2024, a partnership with Alegacy – a packager of natural gas compression equipment – led to a successful demonstration of an uninterruptible battery powered vapor recovery unit (VRU) that exhibited methane leakage mitigation in a large (greater than 3000 hp) gas compression unit. We believe that this successful demonstration will pave the way for the aftermarket and OEM deployments of these lithium battery powered VRUs, beginning in 2025. The opportunity leverages our expertise in combining alternator charging and battery cycling, as well as our Class 1 Div 2 battery classification, which allows our battery systems to be deployed in the vicinity of oil & gas pipelines.

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

End Markets

Current Markets

According to a Frost and Sullivan report commissioned by us in 2021 (“Frost & Sullivan”), the total addressable market (“TAM”) of our three current end markets was estimated to be approximately $12 billion by 2025.

●	Recreational Vehicles. The growth of the RV market is expected to continue to drive demand for LFP storage batteries. According to the 2025 RV Industry Association (“RVIA”) Owner Demographic Profile, 16% of RV buyers are between the ages of 18 and 34. In addition, over a third of the respondents in the study (36%) are first-time owners, underscoring the growth of the industry in the past decade. RV interiors are becoming more modern as customers adopt the full-time RV lifestyle, with additional appliances and electronics being installed, increasing the need for reliable power. The need for greater power and power storage capabilities to power interiors is driving a shift towards the use of LFP batteries. Incumbent lead-acid batteries are heavy, take up a lot of space, have inefficient power discharge and require ventilation. Our product addresses all of these problems by allowing for shorter charge times, weighing one-fifth of a standard lead-acid battery, providing a reliable and consistent source of power and being maintenance-free. Our market focus has traditionally been on motorized RVs (i.e., drivable RVs), however, OEMs have begun to introduce batteries into towable units (i.e., RVs that require another vehicle to drive them), which has created a growing subsector in the RV market for LFP batteries. According to the RVIA’s 2024 RV Market Report, approximately 89% of wholesale RV units shipping in 2025 are projected to be towable units, representing a significant growth opportunity for LFP batteries.

●	Marine Vessels. As boating becomes more popular in North America, the need for a reliable, non-flammable energy storage system is becoming increasingly apparent. According to the 2020 Recreational Boating Statistics and the 2020 National Recreational Boating Safety Survey, in 2018 over 84 million Americans participated in some form of boating activity. There were a total of over 11.6 million registered boats on the water as of 2023. Similar to the RV market, customers are becoming more technologically advanced and are adding more electronics to their vessels, in turn driving demand for larger and more reliable energy storage, such as LFP batteries. Tightening marina regulations are also driving the need for electric docking motors on more vessels and increasing the focus on safety, which LFP batteries are well-suited to address.

●	Off-Grid Residences. Many people are turning to off-grid housing and, as individuals and governments become more conscious of their carbon footprint, a shift towards renewable energy sources for off-grid housing will be increasingly popular. Solar installations continue to see an increase globally, with global PV installations projected to rise from 144 GW (DC) in 2020 to 334 GW (DC) in 2030 according to Bloomberg. According to the Solar Energy Industries Association (“SEIA”), approximately 11% of solar installations in 2021 were supplemented with a battery system for efficient storing of excess energy generated during daylight hours. However, the number of new behind-the-meter solar systems with supporting battery systems is projected to rise to over 29% by 2025. LFP batteries are able to solve the weakest part of renewable energy adoption, which is the lack of consistent, reliable and efficient energy storage that is safer than alternative energy storage options currently on the market. As this shift towards clean energy becomes more prominent and cost-effective, the LFP battery market will be able to penetrate the largely untapped off-grid markets.

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

●	Heavy Duty Truck. The heavy-duty truck market encompasses a broad range of vehicles designed for extensive commercial and industrial use, such as long-haul transport, construction, and logistics. With more than 300,000 Class 8 units sold in 2022, the market demonstrates a robust demand for vehicles that are integral to the backbone of global commerce and infrastructure projects. As the demand for more efficient, sustainable, and reliable transportation solutions grows, the use of Auxiliary Power Units (“APUs”) in heavy duty trucks is becoming increasingly significant. APUs provide an alternative energy source for powering onboard systems and maintaining cabin comfort during rest periods, without the need for the main engine to run—thereby reducing fuel consumption and emissions. Additionally, the market opportunity extends to the electrification of Transport Refrigeration Units (“TRUs”) on trailers and smaller class refrigerated vehicles, which are crucial for the cold chain logistics sector. This shift towards electrification is driven by the need for more sustainable and efficient cooling solutions, reducing the carbon footprint of refrigerated transport. The expansion of global trade and the continuous push for lower emissions standards are driving the demand for heavy duty trucks equipped with APUs, as well as for the electrification of TRUs, highlighting a considerable market opportunity. This trend emphasizes the potential for advanced battery technologies not only as an environmental solution but also as a competitive advantage in the heavy-duty truck and refrigerated transport markets, offering a substantial retrofitting and market penetration opportunity for battery manufacturers and suppliers with the requisite expertise and product offerings.

●	Industrial / Material Handlings / Work Truck. The industrial vehicle market includes work trucks, material handling and warehousing equipment and compact construction equipment. As industrial vehicles increase in terms of automation and incorporate more onboard tools, the need for a long lasting, reliable and environmentally friendly energy source grows. The continuous growth of e-commerce is increasing the demand for warehousing and automated equipment. According to material handling equipment manufacturer Hyster-Yale Materials Handling, in 2021 the global market volume in units for lift trucks was approximately 2.3 million, most of which were powered by traditional lead-acid batteries, presenting a large retrofitting opportunity for LFP batteries.

●	Specialty Vehicles. According to Mordor Intelligence, as of 2019, approximately 40% of the specialty vehicle market in the United States consists of medical and healthcare vehicles and approximately 30% consists of law enforcement and public safety vehicles. The market for emergency vehicles has grown as the baby boomer generation continues to age, and there has been increased demand for electrified devices and equipment on board these emergency vehicles. Our LFP batteries are well-suited to capture this market as they offer a more reliable power source with longer lifecycles compared to lead-acid batteries. In addition, LFP batteries are safer, lighter and modular, allowing for more tools to be stored on-board emergency vehicles without sacrificing the performance of the battery system.

●	Emergency and Standby Power. Demand for reliable emergency and standby power sources is expected to continue to drive demand for effective power storage for residential, commercial and industrial uses. Power outages in the United States cost an estimated $150 billion per year, according to the Department of Energy, increasing the demand for uninterrupted power sources. The need for reliable emergency and standby power exists in both hazardous and non-hazardous environments and is particularly acute in areas where the existing grid service is subject to intermittencies or is otherwise inefficient (including as a result high peak electricity usage, grid and related equipment age or severe weather and other environmental factors). LFP batteries are able to offset grid-related intermittencies and inefficiencies and assist in providing grid stabilization. Importantly, LFP batteries achieve these benefits in a clean, reliable and safe manner by supplanting or reducing the use of fossil fuel backup generators.

●	Telecom. Demand for mobile data continues to increase and network providers are investing heavily in 5G networks, particularly in unserved and underserved regions, to support this demand. According to the CTIA’s 2021 annual survey, there were 417,215 cell sites in the United States in 2020. Batteries provide backup power to these sites when external power is interrupted. While lead-acid batteries are commonly used as backup batteries today, the compact nature of lithium-ion batteries, together with the fact that they are safer and more environmentally friendly, make them ideal alternatives as new wireless sites are built and the older wireless sites require upgrades. LFP batteries are maintenance free and have a longer lifespan, allowing for a more efficient and reliable power source for large wireless sites. The ability to monitor the battery systems remotely enables telecom operators to reduce onsite maintenance checks, thereby reducing overall operational costs while ensuring network uptime.

●	Rail. Rail transportation is a large potential market, with an estimated U.S. market size of $110.1 billion in 2023, according to IBISWorld. Many railroad operators have invested in infrastructure and equipment upgrades in recent years, in an attempt to boost capacity and productivity. As noted in a study conducted by the International Energy Analysis Department and the Lawrence Berkeley National Laboratory, a shift from fossil fuel-based rail cars to emission-free power sources will greatly affect the economic and environmental impact from the rail industry. Two suggested pathways from this study were (1) electrifying railway tracks and using emission-free electricity which requires significant storage combined with renewable electricity on the grid, and (2) adding battery storage cars to diesel-electric trains. A battery-electric rail sector would provide more than 200GWh of modular and mobile storage, which could in turn provide grid services and improve the resilience of the power system.

●	Data Centers. Data centers have seen strong growth in recent years, with over 5,000 data centers in the United States as of September 2023 according to Statista. Constant technological advancements and larger amounts of data generated and stored by companies for increasingly longer periods of time are driving growth in the importance, and the amount, of physical space dedicated to data centers. As software companies, such as Google and Oracle, continue to develop new technologies, such as artificial intelligence, data centers where the computer and storage functions are co-located also continue to grow. As the industry seeks to cut operating costs, become more efficient and minimize dedicated physical space, we expect there to be a shift towards light, compact lithium-ion batteries that can reduce overall costs and provide a reliable power supply without sacrificing performance. Lithium-ion batteries are designed to operate in environments with higher ambient temperatures than incumbent energy storage methods (such as lead-acid batteries). This ability for lithium-ion batteries to withstand and operate at higher temperatures can also reduce cooling costs.

●	On-grid Storage. On-grid energy storage is used on a large-scale platform within an electrical power grid in conjunction with variable renewable energy sources such as solar and wind projects. These storage units (including large-scale stationary batteries) store energy when electricity is plentiful, and discharge energy at peak times when electricity is scarce. Because of the low cost of fossil fuels, the adoption of large-scale batteries has been slow. However, according to the U.S. Energy Information Administration 2021 report on battery storage in the United States, lithium-ion battery installations in large-scale storage grew from less than 50 MWh of energy capacity annual additions in 2010 to approximately 400 MWh in 2019. As lithium-ion battery production scales, the related cost of storage for all lithium-ion batteries will decline and the cost of renewable energy (including associated storage costs) is expected to approach $0.05 per kWh, which is the amount required to be cost competitive with the price of power from the electrical grid. We believe our ability to cost-effectively develop and manufacture LFP solid-state batteries will position renewable energy projects deploying these batteries to reach “grid parity” sooner.

Our Competitive Strengths

We believe that we possess the largest share in the markets we operate in due to our following business strengths, which distinguish us in this competitive landscape and position us to capitalize on the anticipated continued growth in the energy storage market:

●	Premier Lithium-Ion Battery Technology. Each of our innovative batteries features custom designed components to enhance power and performance in any application or setting. Our batteries feature LFP chemistry that is environmentally friendly, does not heat up or swell when charging or discharging, and generates more power in less physical space than competing lead-acid batteries. Unlike our competitors, our internal heating technology keeps our batteries within optimal internal conditions without drawing unnecessary energy and sustaining minimal energy drain. To protect our products, our batteries possess a proprietary battery management system that shuts off the ability to charge at 24 degrees Fahrenheit. This technology increases performance in cold weather conditions while possessing a unique heating solution that does not require an external energy source.

●	Extensive, Growing Patent Portfolio. We have developed and filed patent applications on commercially relevant aspects of our business including chemical compositions systems and production processes. To date, we have owned 44 issued patents, with an additional 39 patent applications pending, in the United States, Canada, Australia, Korea, Japan, India, China, and Europe (with individual patents in Germany, France and the United Kingdom).

●	Proven Go-To-Market Strategy. We have successfully established a DTC platform and have developed strong working relationships with major OEMs and fleets in the RV, marine and heavy trucking markets. We custom design and engineer storage systems for new and existing applications. We see opportunities to continue to leverage our success in the aftermarket to expand our relationships to other leading OEMs, fleets, and distributors while further enhancing our DTC offerings. Extensive informational videos and exceptional customer service provide sales, technical and hands-on service support to facilitate consumer transition from traditional lead-acid or incumbent lithium-ion batteries to our products.

●	Established Customer Base with Brand Recognition. We have a growing customer base of more than 23,000 customers featuring OEMs, distributors, upfitters and end consumers across diverse end markets and applications including RV, marine vessels and off-grid residences. Customer demand and brand recognition of Battle Born batteries from an aftermarket sales perspective have helped drive significant adoption from OEMs and fleets with visibility for future growth through further expansion of our existing relationships.

●	High Quality Manufacturing Process. Unlike competitors that outsource their manufacturing processes, our batteries are designed, assembled and tested in the United States, ensuring that our manufacturing process is thoroughly tested and our batteries are of the highest quality as a result of governmental regulations for performance and safety.

●	Drop-in Replacement. Our battery modules are largely designed to be “drop-in replacements” for traditional lead-acid batteries, which means that they are designed to fit standard RV or marine vessel configurations without any adjustments. Our target applications are powering devices and appliances in larger vehicles and low speed industrial vehicles. We offer a full line of compatible components and accessories to simplify the replacement process and provide consumers with customer service to ensure a seamless transition to our significantly safer and environmentally friendly battery. Over their lifetime, our batteries are significantly cheaper from both an absolute cost and a cost per energy perspective. These lifetime costs, at current costs and capacity, will naturally drop as we continue to take advantage of economies of scale.

Our Growth Strategy

We intend to leverage our competitive strengths, technology leadership and market share position to pursue our growth strategy through the following:

●	Expand Product Offerings. In the short-term, our aim is to further diversify our product offerings to give consumers, as well as OEMs and distributors, more options for additional applications. We intend to launch and scale production of additional 12 voltage and 24 voltage batteries and we have recently introduced 48 voltage battery systems, which we believe will extend our market reach in each of our targeted end markets. Additionally, in 2024, we began selling to both OEM customers and retail consumers batteries having Dragonfly IntelLigence, a proprietary monitoring and communication system that allows us to monitor, optimize, and in some cases compile data on battery banks. We believe the natural evolution of our product offering is to become a system integrator for solar and other energy storage solutions.

●	Expand End Markets. We have identified additional end markets that we believe in the medium- to longer-term will increasingly look to alternative energy solutions, such as LFP batteries. Markets, such as long-haul trucking, standby power, industrial vehicles, specialty vehicles and utility-grade storage, are in the early stages of adoption of lithium-ion batteries (including LFP batteries), and we aim to be at the forefront of this movement by continuing to develop and produce products with these end users in mind.

●	Commercialize our Dry Electrode Cell Manufacturing Technology. In July 2023, we completed the construction of our proprietary and patented cell manufacturing pilot line. Our patented dry deposition process is chemistry agnostic – meaning it can produce battery cells across a variety of chemistries – and is less capital intensive, uses less energy, and can produce cells in a smaller manufacturing footprint, leading to a lower total cost of manufacturing. In August 2023, we successfully demonstrated the ability to produce anode material at scale using this manufacturing process and did the same with cathode material in October 2023. We have since produced sample cells using PFAS-free binders and automotive-grade electrode loadings and C-rates, and are now working on the design and deployment of scaled-up coating equipment that can be applied to a GWh-scale factory, reflecting the shift in industry priorities from cell performance to cost-effective scalability.

●	Develop and Commercialize Solid-State Technology. We believe solid-state technology presents a significant advantage to all products currently on the market, with the potential to be lighter, smaller, safer and cheaper. Once we have optimized the chemistry of our LFP solid-state batteries to enhance conductivity and power, we intend to scale up for mass production of separate solid-state batteries for various applications and use cases.

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

In the electric vehicle market, the race to provide the highest energy density facilitating frequent, rapid acceleration, greatest range and fastest charging battery — all while competing on cost — is where many new battery companies are prioritizing their efforts. Success in the electric vehicle market requires use of chemistries capable of optimization to these requirements. In our targeted stationary storage markets, the ideal solution requires a safe, long-lasting battery in terms of discharge/charge cycles with a focus on providing a steady power stream. LFP batteries are better suited for the stationary storage market compared to NMC and NCA batteries, as LFP batteries are safer and have a significantly longer life cycle making them more cost-effective. The market for utility grade storage, particularly for clean energy projects, and the related adoption of lithium-ion batteries (including LFP batteries) is expected to increase as the fully loaded cost of energy (production and storage) approaches cost parity with inexpensive fossil fuel energy provided through the electric grid. Compared to NMC and NCA batteries, LFP batteries are at or much closer to grid parity.

Dry Electrode Cell Manufacturing Technology

Since our inception, we have been developing proprietary dry-electrode manufacturing processes for which we have issued patents and pending patent applications, where appropriate. Dry-electrode manufacturing eliminates the use of toxic and expensive solvents and energy-intensive drying ovens in the cell manufacturing process. This in turn reduces the energy usage, space requirements, carbon footprint, and overall cost as compared to conventional slurry-based methods. Furthermore, the manufacturing technology is chemistry agnostic – meaning it can produce battery cells across a variety of different chemistries and application use cases. In 2023, we completed the construction of our dry-electrode manufacturing pilot line, demonstrated the ability to produce Anode and Cathode electrode tapes at scale using this manufacturing process. We have developed sample cells for prospective customers across a variety of chemistries and end-markets and are designing equipment for scaled production of full cells.

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

Battery Communication System

We have developed a complete communication system branded Dragonfly IntelLigence, for which a U.S. non-provisional patent application and an international PCT patent application have been filed, to be used with Dragonfly Energy OEM systems and Battle Born batteries and bundles. This communication system will enable end customers to monitor each battery in real time, providing information on energy input and output and current or voltage imbalances. The communication system will be able to communicate with up to 24 batteries in a bank at one time and aggregate the data received from these batteries into a central system such as a phone or tablet. We began offering the Dragonfly IntelLigence product line to OEMs in the third quarter of 2024, and to retail consumers in the fourth quarter of 2024.

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

In comparison with traditional manufacturing methods, our patented process leverages two off-the-shelf technologies to deliver the stated cell manufacturing benefits – spray drying and electrostatic powder coating. Technical risk is reduced by using off-the-shelf equipment and both unit operations continue to be optimized in 2025. A new set of spray dryers have arrived at our facility in the second quarter of 2024, enabling us to produce larger volumes of material for the electrode coating lines. However, we have delayed the deployment of these spray dryers until at least the third quarter of 2025 as we focus on designing larger-scale electrode coating equipment.

We have developed our patented to be chemistry agnostic and capable of producing current cell chemistries (graphite, LCO, LFP, LTO, NCA, NMC, LTO, silicon, etc.) and next generation cell chemistries (sodium-ion, solid-state, ionic liquid electrolytes, etc.). We believe this flexibility and our robust intellectual property protection internationally positions us well for potential partnerships with cell manufacturers, EV companies, and other pack suppliers in need of cell capacity. The next stage in technical development is to produce larger volumes of sample cells for qualification. These production runs will be completed with partners in the United States and at our own facilities . We have invested significant resources into developing an in-house comprehensive understanding of cell manufacturing – raw material qualification, quality control such as, cell failure diagnostics, aging, and formation processes. Our research and development Lab is equipped with over $20 million in research infrastructure to support the development of new cell chemistries, process quality control, failure diagnostics, and more. This equipment includes quality control instruments (ex. moisture analysis, particle size analysis, peel testing and titrations) and cutting-edge research instrumentation such as en operando nuclear magnetic resonance (“NMR”), electron microscopes with lithium-tracking capabilities, and en operando x-ray diffraction. This infrastructure has allowed us to optimize the dry-electrode process, allowing our team to match or surpass traditional electrode tape performance and mechanical integrity. Because our process is dry and the active material is coated directly onto the current collector, interfacial and composite resistivity of the electrode tapes often surpass the quality of slurry cast equivalents.

Our solid-state technology continues to progress as we qualify new chemistries and refine the dry electrode process for solid-state applications. Currently, we are cycling solid-state coin cells, although we have delayed the production of prototype pouch cells until at least the beginning of 2026. These cell chemistries are nonflammable, solid-state, and an LFP/graphite cell chemistry. We believe these cells will be a pivotal technology in grid storage applications once fully deployed. We intend to integrate our conventional and solid-state cells produced using our dry-electrode process into the existing Dragonfly Energy and Battle Born Batteries product portfolios.

Headquarters, Manufacturing, and Production

On February 8, 2022, we entered into a 124-month lease for an additional 390,240 square foot warehouse. In November 2024, we relocated our headquarters from our 99,000 square foot facility in Reno, Nevada to our new 390,240 square foot facility also in Reno, Nevada, which has allowed us to increase our production capacity and gives us the ability to increase sales to existing customers and penetrate new markets. Our 390,240 square foot facility provides a streamlined, partially autonomous production process for our current batteries, which comprises module assembly and battery assembly, with the availability to expand the number of lines to handle increased volumes and the additional battery modules we intend to introduce in the near future. We do not own any real estate property. We currently have two production lines with another line currently in construction. We continue to have the capability to expand our production volumes and line quantities to support increased volumes of new products we intend to introduce soon.

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

Customers; RV OEM Strategic Arrangements

We currently serve more than 23,000 customers in North America. Our existing customers consist of leading OEMs (such as Keystone, THOR, REV Group and Airstream); distributors (who purchase large quantities of batteries from us and sell to consumers); upfitters (who augment or customize vehicles for specific needs); and retail customers (who purchase from us directly). For the years ended December 31, 2024 and 2023, OEM sales represented 54.5% and 42.7% of our total revenues, respectively.

We have deep, long-standing relationships with many of our customers. We also have a diverse customer base, with our top 10 customers accounting for 47.4% of our revenue for the year ended December 31, 2024, in which only one customer accounted for more than 10% of our revenue. Our customers primarily utilize our products for RVs, marine vessels and off-grid residences. We work directly with OEMs to ensure compatibility with existing designs and also collaborate on custom designs for new applications.

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

We also leverage targeted pay-per-click advertising campaigns across various platforms, including search engines, social media, and connected TV. This data driven approach ensures efficient conversion of high-intent customers at the bottom of the purchase funnel, maximizing return on investment and driving targeted brand awareness among potential buyers.

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

Competition

The energy storage market is highly competitive, with traditional lead-acid batteries still dominating. However, lithium-ion adoption continues to grow as customers seek better performance and longer lifespans. We compete with traditional lead-acid manufacturers and distributers, such as East Penn, Trojan, and Interstate and companies importing and white-labeling low-cost lithium products. This influx of inexpensive overseas batteries has intensified price competition. We believe our products stand out through American design and assembly, premium components, superior customer service, and full system design capabilities. Our batteries are lighter and longer-lasting compared to traditional lead-acid batteries, and easy to install as direct replacements for lead-acid batteries. Proprietary technologies, including advanced battery management systems, integrated heat capabilities, and intelligent battery communication, ensure reliable, high-performance energy storage as compared to traditional lead-acid batteries and other lithium-ion products.

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

As of December 31, 2024, we owned 44 issued patents and 39 filed and pending patent applications. The pending patent applications are down from prior year since we abandoned 9 that were no longer useful. The patents and patent applications cover the United States, Canada, Australia, Korea, Japan, India, China, and Europe (with individual patents in Germany, France and the United Kingdom). We periodically review and update our patent portfolio to protect our products and newly developed technologies. Currently, we have a combination of issued patents and pending patent applications covering the ornamental design of our GC2 and GC3 batteries, a device and method for monitoring battery systems, pre-coated solid-state electrolyte and electroactive powders and their methods of manufacture, methods and systems for the dry spray deposition of materials in an electrochemical cell; a thermal fuse; battery systems implementing a mesh network communication protocol; a power charging system for use during towing of a vehicle; and a power charging system with temperature based charging control. These patents are expected to have expired or expire between May 2033 and 2043, absent any patent term adjustments or extensions.

We periodically review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names and trademarks and service marks in the United States and other jurisdictions. In an effort to protect our brand, as of December 31, 2024, we owned 38 trademarks globally. Dragonfly owns 16 trademark registrations to cover our house marks in the United States and we have 7 registered trademark relating to our design logos and slogans in the United States and we have 22 registered trademarks internationally with 10 other international trademark applications pending.

Government Regulation and Compliance

We currently operate from a dedicated leased manufacturing facility located in Reno, Nevada as well as a leased R&D facility in Sparks, Nevada. We have never owned any facility at which we operated. Operations at our facilities are subject to a variety of environmental, health and safety regulations, including those governing the generation, handling, storage, use, transportation, and disposal of hazardous materials. To conduct our operations, we have to obtain environmental, health, and safety permits and registrations and prepare plans. We are subject to inspections and possible citations by federal, state, and local environmental, health, and safety regulators. In transit, lithium-ion batteries are subject to rules governing the transportation of “dangerous goods.” We have policies and programs in place to assure compliance with our obligations, such as policies relating to workplace safety, fire prevention, hazardous material management and other emergency action plans. We train our employees and conduct audits of our operations to assess our fulfillment of these policies.

We are also subject to laws imposing liability for the cleanup of releases of hazardous substances. Under the law, we can be liable even if we did not cause a release on real property that we lease. We believe we have taken commercially reasonable steps to avoid such liability with respect to our current leased facilities.

Employees and Human Capital Resources

As of December 31, 2024, we had 144 employees: 139 full-time, 2 part-time and 3 interns. We have adopted our Code of Ethics to support and protect our culture, and we strive to create a workplace culture in line with our values: “Tell the Truth,” “Be Fair,” “Keep Your Promises,” “Respect Individuals,” and “Encourage Intellectual Curiosity.” As part of our initiative to retain and develop our talent, we focus on these key areas:

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

Corporate Information

In October 2022, we completed the merger in connection with our business combination. On March 31, 2023, we changed our state of incorporation from the State of Delaware to the State of Nevada (the “Reincorporation”) pursuant to a plan of conversion dated March 30, 2023.The mailing address of our principal executive office is 12915 Old Virginia Road, Reno, Nevada 89521, and our telephone number is (775) 622-3448.

On November 22, 2024, we effected a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-9 (the “Reverse Stock Split”). Shares of common stock underlying outstanding stock options and other equity instruments convertible into common stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities in connection with the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole number. All of our historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock included or incorporated by reference in this prospectus have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

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

Summary of Risk Factors

Risks Related to Our Existing Lithium-Ion Battery Operations

●	Our business and future growth depends on the needs and success of our customers.
●	We operate in a competitive industry. We expect that the level of competition will increase and the nature of our competitors will change as we develop new LFP battery products for, and enter into, new markets, and as the competitive landscape evolves.
●	We may not succeed in our medium- and long-term strategy of entering into new end markets for LFP batteries and our success depends, in part, on our ability to successfully develop and manufacture new products for, and acquire customers in, these new markets and successfully grow our operations and production capabilities (including, in time, our ability to manufacture solid-state cells in-house).
●	We currently rely on two suppliers to provide our LFP cells and a single supplier for the manufacture of our battery management system. Any disruption in the operations of these key suppliers could adversely affect our business and results of operations.
●	We are currently, and likely will continue to be, dependent on a single manufacturing facility until the construction of our new facility is completed, if at all. If our facility becomes inoperable for any reason, or our automation and expansion plans do not yield the desired effects, our ability to produce our products could be negatively impacted.

Risks Related to Our Solid-State Technology Development

●	We face significant engineering challenges in our attempts to develop and manufacture solid-state battery cells and these efforts may be delayed or fail which could negatively impact our business.
●	We expect to make significant investments in our continued research and development of solid-state battery technology development, and we may be unable to adequately control the costs associated with manufacturing our solid-state battery cells.
●	If our solid-state batteries fail to perform as expected, our ability to further develop, market and sell our solid-state batteries could be harmed.

Risks Related to Supply chain and Third-Party Vendors

●	We rely on components and other inputs that are sourced from a variety of domestic and international vendors.
●	We rely on long-term relationships with our suppliers but have not significant long-term contracts with such suppliers.
●	Our future success will depend in large measure upon our ability to maintain our existing supplier relationships and/or develop new ones.
●	This reliance exposes us to the risk of inadequate and untimely supplies of various products due to political, economic, social, health, or environmental conditions, transportation delays, or changes in laws and regulations affecting distribution.
●	Our vendors may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could make it difficult for us to serve the market needs and could have a material adverse effect on our business.

Risks Related to Intellectual Property

●	We rely heavily upon our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.
●	We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

General Risk Factors

●	The uncertainty in global and macroeconomic conditions, including economic, political and socials instability, could reduce consumer spending and disrupt our supply chain which could negatively affect our results of operations.
●	The loss of one or more members of our senior management team, other key personnel or our failure to attract additional qualified personnel may adversely affect our business and our ability to achieve our anticipated level of growth.
●	If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
●	Changes in applicable laws or regulations could impact our operations, including changes in the rates of tariffs or any adjustments to the amounts payable by us to customs as a result of improperly identifying the applicable tariff rate payable on our products.

Risks Related to Being a Public Company

●	We will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and operating results.
●	Our management team has limited experience managing a public company.

Risks Related to Our Financial Position and Capital Requirements related our ability to continue as a going concern

●	We, as well as our independent registered public accounting firm, have expressed substantial doubt about our ability to continue as a going concern.
●	Our business is capital intensive, and we may not be able to raise additional capital on attractive terms, if at all. Any further indebtedness we incur may limit our operational flexibility in the future.
●	Our ability to service our outstanding indebtedness and comply with the financial covenants in our loan agreement, the failure of which could allow our lenders to accelerate payment under our loan agreement, which would have a material adverse effect on our ability to operate and could require us, among other things, to reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve.
●	Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in acquisitions or other business activities necessary to achieve growth.

Risks Related to Ownership of Our Common Stock

●	If we are unable to correct any deficiencies or meet the Nasdaq Stock Market continued listing standards, including the market value of listed securities, our common stock and Public Warrants may be delisted from the Nasdaq Stock Market;
●	The impact of the conversion and the terms of our outstanding Series A Preferred Stock on the market price of common stock;
●	Future issuances of debt securities and equity securities may adversely affect us and may be dilutive to existing stockholders.
●	We may issue additional shares of our common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

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

Our success, and our ability to increase sales and operate profitably, depends on our ability to identify target customers and convert these customers into meaningful orders, as well as our continued development of existing customer relationships. Although we have developed a multi-pronged sales and marketing strategy to penetrate our end markets and reach a range of customers, this strategy may not continue to be effective in reaching or converting target customers into orders, or as we expand into additional markets. Recently, we have also dedicated more resources to developing relationships with certain key RV OEMs, such as Keystone, which we aim to convert into collaborations on custom designs and/or long-term contractual arrangements. We may be unable to convert these relationships into meaningful orders or renew these arrangements going forward, which may require us to expend additional cost and management resources to engage other target customers. However, in July 2023, we were notified by Keystone that, due to weaker demand for its products and their subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers. While Keystone has not moved to a different solution or competitor, as a result in this change in strategy there was a material limiting effect on our revenue in 2023 and in 2024.

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

We are currently dependent on one manufacturing facility. If our facility becomes inoperable for any reason, or our automation and expansion plans do not yield the desired effects, our ability to produce our products could be negatively impacted.

All of our battery assembly currently takes place at our 390,240 square foot headquarters and manufacturing facility located in Reno, Nevada. We also entered into the Fernley Lease Agreement in April 2024 for use of an approximately 64,000 square foot facility to further increase our capacity to produce our patented dry electrode process. We currently operate three LFP battery production lines, which has been sufficient to meet customer demand. If one or several production lines were to become inoperable for any period of time, we would face delays in meeting orders, which could prevent us from meeting demand or require us to incur unplanned costs, including capital expenditures.

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

Over the next several years we plan to automate additional aspects of existing LFP battery production lines, add additional LFP battery production lines (as required) and construct and operate a pilot production line for our solid-state cells, all designed to maximize the capacity of our manufacturing facility. In November 2024, we relocated our headquarters and production lines to a 390,240 square foot facility. Our plans for automation and expansion may experience delays, incur additional costs or cause disruption to our existing production lines. For example, we have experienced supply delays in obtaining the necessary components to implement our automated adhesive application systems, as well as our pilot production line for our solid-state cells, and we may continue to experience component shortages in the future. The costs to successfully achieve our expansion and automation goals may be greater than we expect, and we may fail to achieve our anticipated cost efficiencies, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, while we are generally responsible for delivering products to the customer, we do not maintain our own fleet of delivery vehicles and outsource this function to third parties. Any shortages in trucking capacity, any increase in the cost thereof or any other disruption to the highway systems could limit our ability to deliver our products in a timely manner or at all.

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

Each of our batteries include our proprietary battery management system, which relies on software and hardware manufactured by third parties that is complex and technical. In addition, Dragonfly IntelLigence, our battery communications system which we launched in the first quarter 2023, utilizes third-party software and hardware to store, retrieve, process and manage data. The software and hardware utilized in these systems may contain errors, bugs, vulnerabilities or defects, which may be difficult to detect and/or manage. Although we attempt to remedy any issues that we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production, or may not be to the satisfaction of our customers. If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in the software and hardware that we use, we may suffer damage to our brand, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business, financial condition and results of operations.

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

While we select these third-party vendors carefully, we do not control their actions or the manufacture of their products. Any problems caused by these third parties, or issues associated with their products or workforce, including customer or governmental complaints, breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, and cyber-attacks or security breaches at a vendor could subject us to litigation and adversely affect our ability to deliver products and services to its customers and have a material adverse effect on our results of operations and financial condition.

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

Changes in U.S. trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations. We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia, and many of our domestic vendors have a global supply chain. The U.S. has imposed tariffs on certain products imported into the U.S. from China and could propose additional tariffs. The imposition of tariffs on imported products could result in reduced sales and profits. It remains unclear how tax or trade policies, tariffs or trade relations may further evolve under the current U.S. administration, and how such policies could adversely affect our business, results of operations, effective income tax rate, liquidity, and net income.

In addition, the imposition of tariffs by the U.S. has resulted in the adoption of retaliatory tariffs by China on U.S. exports and could result in the adoption of tariffs by other countries as well. A resulting trade war could have a significant adverse effect on world trade and the global economy.

We continue to evaluate the impact of the effective and potential tariffs on our supply chain, costs, sales, and profitability as well as our strategies to mitigate any negative impact, including negotiating with our vendors, and seeking alternative sourcing options. Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our business, results of operations, and financial condition is uncertain but could be significant. Thus, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful in whole or in part. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be materially adversely affected. In 2024, we identified an underpayment of tariffs to U.S. Customs and Border Protection (“CBP”) in the amount of approximately $1.58 million in the aggregate, related to the improper classification and valuation of certain of the products used in our batteries. The underpayment related to years 2021 through 2023. We have reported the underpayment to CBP. In the event CBP determines that we owe additional amounts or any penalties or determines in the future that we have not paid the correct duties, our results of operations could be materially impacted.

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

Our operations and performance depend, in part, on global and regional economic and geopolitical conditions, given that we have suppliers located in China. Changes in U.S.-China trade policies, and a number of other economic and geopolitical factors both in China and abroad could have a material adverse effect on our business, financial condition, results of operations or prospects. Such factors may include:

●	instability in political or economic conditions, such as inflation, recession, foreign currency exchange restrictions and devaluations, restrictive governmental controls on the movement and repatriation of earnings and capital, and actual or anticipated military or political conflicts, particularly in emerging markets;

●	expanded jurisdiction of the Committee for Foreign Investment in the U.S.; and

●	intergovernmental conflicts or actions, such as the armed conflicts between Russia and Ukraine and in the Middle East, trade wars, retaliatory tariffs, and acts of terrorism or war.

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

General Risk Factors

The uncertainty in global and macroeconomic conditions, including economic, political and social instability, including the Russia-Ukraine conflict and Hamas’ attack on Israel, could reduce consumer spending and disrupt our supply chain which could negatively affect our results of operations.

The global credit and financial markets have recently experienced extreme volatility and disruptions including severely diminished liquidity and credit availability, disruptions in access to bank deposits and lending commitments due to bank failures, declines in economic growth, increases in unemployment rates, supply chain disruptions, heightened interest rates and inflation, stock volatility and uncertainty about economic stability. Such conditions may continue or worsen in the future. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict including Russia’s invasion of Ukraine and the conflict between Hamas and Israel, terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including sanctions imposed in connection with the war in Ukraine and the conflict between Hamas and Israel, the effect of tariffs and/or any resulting trade wars, increasing interest rates, or other factors may also adversely impact the financial markets and the global economy and any economic countermeasures by affected countries and others could exacerbate market and economic instability. For example, in late 2024 and early 2025, the United States, China, and the European Union each announced either new tariffs, non-tariff barriers, or export controls. Any of these risks, ensuing retaliation, or the further deterioration of trade relations between countries could have an adverse impact on our financial condition and results of operations. Additional tariffs or further retaliatory trade measures taken by China or other countries in response could affect the demand for any of our products, impact the competitive position of our products, prevent us from being able to sell products in certain countries or otherwise adversely impact our results of operations. Growing tensions, protectionist trade policies, and tariffs may also lead to a fragmentation of the global economy, a general reduction of international trade in goods and services, and a reduction in the integration of financial markets, any of which could materially and adversely affect our financial condition, or prospects. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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

Our general business strategy as well as our suppliers’ ability to provide us with raw materials and components, may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, which could directly affect our ability to attain our operating goals on schedule and on budget, including requiring us to delay or abandon certain development plans and could have a material adverse effect on our growth strategy, financial performance and stock price. In addition, there is a risk that one or more of our current suppliers may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and within budget.

Changes in trade policies, including the imposition of tariffs or other trade restrictions, could materially impact our ability to obtain the raw materials, active pharmaceutical ingredients, and other components necessary for the manufacturing of our product candidates used in our clinical development activities. Some of these materials may be sourced from foreign suppliers, and any increase in tariffs or duties on imported goods could significantly raise the cost of doing business. Additionally, retaliatory tariffs, trade disputes, trade wars, or changes in international trade agreements may lead to supply chain disruptions, including delays in obtaining critical components or the need to seek alternative suppliers. If we are unable to mitigate the impact of increased costs or supply chain disruptions, our financial condition, and ability to develop our product candidates in a timely manner, could be adversely affected.

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

In addition, the global macroeconomic environment has been and may continue to be negatively affected by, among other things, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment and political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets, which may adversely affect our business.

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

Most of the members of our management team have limited experience managing and operating a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our role as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors.

These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

Risks Related to Our Financial Position and Capital Requirements

Our business is capital intensive, and we may not be able to raise additional capital on attractive terms, if at all. Any further indebtedness we incur may limit our operational flexibility in the future.

As of December 31, 2024, we had cash totaling $4.8 million. Our net loss for the year ended December 31, 2024 was $40.6 million and our net loss for the year ended December 31, 2023 was $13.8 million. We will need to raise additional funds, including through the issuance of equity, equity-related or debt securities or by obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any equity securities issued may provide for rights, preferences, or privileges senior to those of common stockholders. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of common stockholders. We intend to use the ChEF Equity Facility and Term Loan to provide additional capital to us. However, market conditions and certain restrictions contained in the agreements governing the ChEF Equity Facility, the Term Loan and the Series A Preferred Stock may limit our ability to access equity and debt under such agreements.

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

Failure to service our outstanding debt or comply with the financial covenants in our loan agreement could allow our lenders to accelerate payment under our loan agreement, which would have a material adverse effect on our results of obligations and financial position and raise substantial doubt about our ability to continue as a going concern. Additionally, without additional concessions or modifications to our loan agreement and the inherent uncertainty surrounding the realization of projected revenues from new markets, there is substantial doubt about our ability to continue as a going concern. Due to these reasons, this could require us, to among other things, reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve.

For the year ended December 31, 2024, we incurred losses and had a negative cash flow from operations. As of December 31, 2024, we had approximately $4.8 million in cash and cash equivalents and working capital of $11.1 million. As of December 31, 2024, we had $86 million outstanding under our Term Loan Agreement. Our ability to achieve profitability and positive cash flow depends on our ability to increase revenue, contain our expenses and maintain compliance with the financial covenants in our outstanding indebtedness agreements.

Under the Term Loan Agreement, we are obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures. On March 29, 2023 and September 29, 2023, we obtained a waiver from our Administrative Agent and Term Loan Lenders of our failures to satisfy the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements under the Term Loan during the quarter ended March 31, 2023 and September 30, 2023, respectively. On December 29, 2023, we received an additional waiver from our Administrative Agent and Term Loan Lenders in regards to our compliance with the Tests as of the last day of the quarter ended December 31, 2023. On March 31, 2024, April 29, 2024, May 30, 2024, June 28, 2024, July 31, 2024, August 31, 2024, September 30, 2024, October 31, 2024, November 30, 2024, December 31, 2024 and January 31, 2025, we received an additional waiver from the Administrative Agent and the Term Loan Lenders in regard to our compliance with the liquidity requirement under the Term Loan as of the last day of the fiscal quarter ended March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024.

On February 2025, subsequent to the current year ended December 31, 2024, we entered into a Securities Purchase agreement (“Purchase Agreement”). Under the Purchase Agreement, we authorized a new series of convertible preferred stock designated as the Series A Convertible Preferred Stock, which shares are convertible into shares of our common stock, and sold shares of Series A Preferred Stock. We raised $3.5 million and expect to have an additional closing for $3.5 million, which we will use for working capital general corporate purposes and mandatory payments on the Term Loan if we raise additional capital. In connection with the Purchase Agreement, the Term Loan was amended to (i) extend the maturity date by one (1) year to October 2027, (ii) defer all principal and interest payments to April 2026 and (iii) Remove any applicable financial covenants (except for a financial covenant requiring us to maintain cash and cash equivalents equal to or greater than $2,500) for the next one and a half years.

As presented above, strategic initiatives were executed in order to alleviate the substantial doubt, such as the Company’s ability to raise funds through the Purchase Agreement, the maturity extension of the Term Loan (which reclassifies the loan as long-term on the financial statements for the year ending December 31, 2024), and the absence of any covenants, other than a $2,500 minimum cash requirement, for at least one year from the financial statement issuance date. While these initiatives were enough support to move our debt to a long term classification, the initiatives were not enough support to completely alleviate the Company’s going concern. Due to no other concessions being made by the lenders in terms of future debt and interest due, except for extending payments into 2026 and the maturity date by one year, and due to the inherent uncertainty surrounding the realization of projected revenues from new markets, management concluded that there is significant doubt about the Company’s ability to continue as a going concern.

As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our 2024 consolidated financial statements, with respect to this uncertainty.

In addition, we will need to raise additional debt and/or equity financing to fund our operations and strategic plans and meet our financial covenants. We have historically been able to raise additional capital through issuance of equity and/or debt financing and we intend to use the ChEF Equity Facility and raise additional capital as needed. However, we cannot guarantee that we will be able to raise additional equity, contain expenses, or increase revenue, and comply with the financial covenants under the Term Loan. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects. Further, any future debt or equity financings may adversely affect us, including the market price of our common stock and may be dilutive to our current stockholders. Additionally, any convertible or exchangeable securities as well as preferred stock that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. If we are unable to raise additional capital or service our debt, we may be forced to reduce operations, seek the protection of bankruptcy courts or shut down our operations and dissolve. If we liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

We have in the past identified material weaknesses in our internal control over financial reporting. These material weaknesses in the future could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the generally accepted accounting principles generally accepted in the United States of America (“U.S. GAAP”). As a public company, we are required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, our management identified material weaknesses in our internal control over financial reporting as a result of our failure to capture, and record, and pay tariffs correctly related to the imported merchandise on previously filed 2022 and 2021 financial statements. We have implemented additional measures to address the material weakness relating to tariff by designing new controls to capture, record, and pay tariffs related to the imported merchandise .

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

We are not currently in compliance with the continued listing requirements for The Nasdaq Capital Market. If we do not regain compliance and continue to meet the continued listing requirements, our securities may be delisted, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

On December 12, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(2), which requires us to maintain a minimum Market Value of Listed Securities (“MVLS”) of $35 million for continued listing on The Nasdaq Capital Market (the “MVLS Requirement”) for the 30 consecutive business days preceding receipt of the Notice. Additionally, we do not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, stockholders’ equity of $2,500,000, or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we will have 180 calendar days, or until June 10, 2025, to regain compliance with the MVLS Requirement, subject to extension by Nasdaq.

We intend to monitor our MVLS and may, if appropriate, consider implementing available options to regain compliance with the MVLS Requirement. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our securities will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the MVLS Requirement during the 180-day compliance period or maintain compliance with the other Nasdaq listing requirements. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

Future resales of our outstanding securities may cause the market price of our securities to drop significantly, even if our business is doing well.

We have filed registration statements registering the resale of up to approximately 1.7 million shares of common stock underlying outstanding warrants that may be sold and/or issued into the public markets by certain securityholders. The shares being registered for resale into the public markets represent a significant number of shares in respect to our outstanding common stock. The securityholders selling pursuant to the registration statements will determine the timing, pricing and rate at which they sell such shares into the public market and such sales could have a significant negative impact on the trading price of our common stock. As such, while sales by the securityholders selling pursuant to such registration statements may experience a positive rate of return based on the trading price at the time they sell their shares, public securityholders may not experience a similar rate of return on the securities they purchased due to differences in the prices at which such public securityholders purchased their shares and the trading price. Given the substantial number of shares of common stock being registered for potential resale by the securityholders selling pursuant to such registration statements, the sale of shares by such securityholders, or the perception in the market that the securityholders of a large number of shares intend to sell shares, may increase the volatility of the market price of our common stock, and may cause the trading prices of our securities to experience a decline.

Further, we have registered 2,390,226 shares of common stock to be issued and sold to CCM LLC in connection with the ChEF Equity Facility. Any sales of such shares into the public market could have a significant negative impact on the trading price of our common stock. This impact may be heightened by the fact that sales to CCM LLC will generally be at prices below the then current trading price of our common stock. If the trading price of our common stock does not recover or experiences a further decline, sales of shares of common stock to CCM LLC pursuant to the Purchase Agreement may be a less attractive source of capital and/or may not allow us to raise capital at rates that would be possible if the trading price of our common stock were higher.

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

The exercise of outstanding warrants to acquire our common stock will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. As of March 27, 2025 , there are currently (i) 1,046,947 shares of common stock issuable upon the exercise of outstanding public warrants at an exercise price of $103.50 per share (the “Public Warrants”); (ii) 166,821 shares of common stock issuable upon the exercise of outstanding private warrants at an exercise price of $103.50 per share (the “Private Warrants”); and (iii) 680,473 shares of common stock issuable upon exercise of outstanding Penny Warrants at an exercise price of $0.01 per share and 1,061,685 shares of common stock issuable upon exercise of outstanding Penny Warrants at an exercise price of $0.09 per share. The $10 Warrants were exercised in full in 2022 and are no longer outstanding.

In addition, the Penny Warrants have price-based anti-dilution protection against subsequent equity sales or distributions at below $90.00 per share of common stock, subject to exclusions including for issuances upon conversion exercise or exchange of securities outstanding as of October 7, 2022, the closing date of the Business Combination, issuances pursuant to agreements in effect as of the closing date of the Business Combination, issuances pursuant to employee benefit plans and similar arrangements, issuances in joint ventures, strategic arrangements or other non-financing type transactions and issuances pursuant to any public equity offerings. Depending on the nature and price of any equity issuances by us, the number of shares issuable upon the exercise of such Penny Warrants could be increased and the exercise price of the Penny Warrants could be adjusted down. Under the terms of the Penny Warrants, no adjustment will be made in connection with any sale of shares of up to $150.0 million in gross proceeds under the Purchase Agreement (or any replacement thereof) if the sales price is higher than $45.00 (appropriately adjusted for stock splits, combinations and the like). The Sponsor has agreed that the Private Warrants may not be exercised to the extent the Sponsor and any affiliate of the Sponsor is deemed to beneficially own, or it would cause the Sponsor and such affiliates to be deemed to beneficially own, more than 7.5% of our common stock.

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

Provisions in our Articles of Incorporation and our Bylaws may discourage, delay, or prevent, a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. As our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

●	our board of directors will be divided into three classes, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

●	our board of directors has the exclusive right to expand the size of its board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders;

●	a special meeting of stockholders may be called only by a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	our Articles of Incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	our board of directors may alter certain provisions of our Bylaws without obtaining stockholder approval;

●	the approval of the holders of at least sixty-six and two-thirds percent (66 2⁄3%) of our common shares entitled to vote at an election of our board of directors is required to adopt, amend, alter or repeal our Bylaws or amend, alter, change or repeal or adopt any provision of our Articles of Incorporation inconsistent with the provisions of our Articles of Incorporation regarding the election and removal of directors;

●	stockholders must provide advance notice and additional disclosures to nominate individuals for election to our board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain voting control of our common stock; and

●	our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

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

Stockholders may experience dilution of their ownership interest due to the issuance of additional shares of common stock upon the conversion of the Series A Preferred Stock, especially since the Series A Preferred Stock has fluctuating conversion rates that are set at a discount to the market price of our common stock during the period immediately prior to conversion.

We have raised approximately $3.5 million in February 2025 through the issuance of shares of Series A Preferred Stock, and expect to issue an additional $4.5 million of additional shares of Series A Preferred Stock upon stockholder approval of the issuance of certain of the shares of common stock underlying the Series A Preferred Stock in compliance with the rules of Nasdaq and the effectiveness of a registration statement in compliance with the agreements governing the Series A Preferred Stock and may issue additional shares of Series A Preferred Stock upon certain events. The shares of Series A Preferred Stock are convertible into shares of our common stock, at the option of the holder, subject to certain conditions and limitations, at the lesser of (i) the fixed conversion price and (ii) 90% of the lowest VWAP during the 10 trading days prior to exercise, subject to the floor prices set forth in the Series A Preferred Stock. This could result in material dilution to our existing stockholders. Because the conversion price is based upon a discount to the trading price of our common stock at the time of conversion, the number of shares into which the Series A Preferred Stock may be converted may increase, subject to the floor prices of the respective series of the Series A Preferred Stock. If the trading prices of our common stock is low when the conversion price of the Series A Preferred Stock is determined, we would be required to issue a greater number of shares of common stock to the holder, which could cause substantial dilution to our stockholders. Based upon the current floor prices and the assumed floor price based on the current market price of the common stock as of the date of the filing of this Annual Report on Form 10-K for the Series A Preferred Stock to be issued at the Second Closing (as defined below), the outstanding Series A Preferred Stock could convert into up to approximately 34.8 million shares of common stock. In addition, if the holder of the Series A Preferred Stock converts and then sells our common stock, this could result in an imbalance of supply and demand for our common stock and reduce our stock price in the market significantly. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares of common stock we will have to issue upon conversion, resulting in further dilution to its stockholders. Market price-based conversion formulas, like the one contained in the Series A Preferred Stock can lead to dramatic stock price reductions and corresponding negative effects on both us and our stockholders.

We have Series A Preferred Stock outstanding which securities have certain rights and provisions that could impact our ability to complete certain transactions and could impact the market price of our common stock.

We currently have 320 shares of Series A Preferred Stock outstanding that were issued on February 27, 2025, which were initially convertible, subject to certain beneficial ownership limitations and Nasdaq restrictions until we obtain shareholder approval for the issuance of such shares in compliance with the Nasdaq rules, at the holder’s option at any time.

The Series A Preferred Stock gives its holders, subject to the preference and priority to the holders of its Common Stock, the preferred right to receive dividends, commencing from the date of issuance of the Series A Preferred Stock. The Series A Preferred Stock provides for dividends, payable quarterly in arrears in cash or shares of Series A Preferred Stock, at the dividend rate of 8% per annum and we expect such dividends to be paid in additional shares of Series A Preferred Stock.

Each share of Series A Preferred Stock carries a liquidation preference equal to the greater of (A) the Conversion Amount (as defined in the Certificate of Designation for the Series A Preferred Stock) of such Series A Preferred Stock on the date of such payment and (B) the amount per share such holder would receive if such holder converted such Series A Preferred Stock into common stock immediately prior to the date of such payment.

The agreements governing our Series A Preferred Stock restrict us from engaging in specified types of transactions. These restrictive covenants restrict our ability to, among other things, incur additional indebtedness; create or incur encumbrances or liens; pay dividends and distributions on, or purchase, redeem, defease, or otherwise acquire or retire for value, our stock, make certain sales under our ChEF Equity Facility and other restrictive covenants.

Our obligations to the holders of the Series A Preferred Stock could limit our ability to obtain additional financing or complete certain transactions or increase our borrowing costs, which could have an adverse effect on its financial condition and hinder the accomplishment of our corporate goals.

In addition to the Series A Preferred Stock, our board could authorize the issuance of additional series of preferred stock with such rights preferential to the rights of our common stock, including the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to its existing stockholders.

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

Item 2. Properties

On February 8, 2022, we entered into a 124-month lease for an additional 390,240 square foot warehouse. In November, 2024, we relocated our headquarters to our new 390,240 square foot warehouse at 12915 Old Virginia Road in Reno, Nevada 89521. The current rent, which became payable on March 25, 2024 is $230,000 payable monthly.

We are currently leasing a 99,000 square foot facility at 1190 Trademark Drive #108, Reno, Nevada, which was the prior location of our headquarters until November 2024. The lease for this building was entered into on March 1, 2021 and expires on April 30, 2026. The current monthly rent is $59,750.

We are also currently leasing a 59,500 square foot warehouse facility at 12815 Old Virginia Road in Reno, Nevada. The lease for this space was entered into on December 1, 2021, and expires December 31, 2026; the current monthly rent is $49,732.

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

Our podcast studio was a 1,772 square foot facility located in Sparks, Nevada. The lease for this space expired on September 20, 2024.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “DFLI” and our Public Warrants are currently listed on the Nasdaq Capital Market under the symbol “DFLIW”. As of March 27, 2025, the closing price of our common stock and warrants was $1.07 and $0.03, respectively. As of March 27, 2025 , there were 83 holders of record of our common stock and 2 holders of record of our Public Warrants.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the growth and development of our business. We have never declared or paid any cash dividends on our common stock. We do not intend to pay cash dividends to our common stockholders in the foreseeable future. Investors should not purchase our common stock with the expectation of receiving cash dividends.

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

On November 22, 2024, we effected a reverse stock split for our issued and outstanding Common Stock at a ratio of 1-for-9. All of our historical share and per share information related to issued and outstanding Common Stock and outstanding options and warrants exercisable for Common Stock included in this prospectus have been adjusted, on a retroactive basis, to reflect the reverse stock splits. See “Corporate Information.”

Overview

We are a manufacturer of non-toxic deep cycle lithium-ion batteries that are designed to displace lead acid batteries in a number of different storage applications and end markets including RV, marine vessel, and solar and off-grid industries, and trucking, industrial and energy storage with disruptive cell manufacturing and solid-state cell technology currently under development.

Since 2020, we have sold over 330,000 batteries. For the years ended December 31, 2024 and 2023, we sold 42,447 and 64,096 batteries, respectively, and had $50.6 million and $64.4 million in net sales, respectively. We currently offer a line of batteries across our “Battle Born” and “Dragonfly” brands, each differentiated by size, power and capacity, consisting of seven different models, having optional features including internal heat for cold temperature operation and Dragonfly IntelLigence communication capabilities.

Our decrease in 2024 total sales is a reflection of weaker demand from DTC customers in our core RV and marine markets due to rising interest rates and inflation, as well as increased market competition from imported products sold direct to consumer on Amazon. Our RV OEM customers currently include Keystone, THOR, Airstream, and REV, and we are in ongoing discussions with a number of additional RV OEMs to further increase adoption of our products. Related efforts include seeking to have RV OEMs “design in” our batteries as original equipment and entering into arrangements with members of the various OEM dealer networks to stock our batteries for service and for aftermarket replacement sales. The decision of Keystone RV to make lithium batteries an option rather than a standard reduced our OEM revenue in the second half of 2023. However, our increase in RV OEM business in 2024 kept our RV OEM revenue relatively flat from 2023 to 2024.

We currently source the lithium iron phosphate cells incorporated into our batteries from a limited number of carefully selected suppliers that can meet our demanding quality standards and with whom we have developed long-term relationships.

In May 2024, we announced that we achieved full certification for our energy storage products to be deployed for use in oil & gas operations in North America. As a result of this certification, a number of opportunities within the oil & gas space have appeared. For example, we have designed a power product for Alegacy Equipment, a market leading natural gas compressor package company, and their affiliate Agnes Systems. This power system is expected to be used in natural gas compression equipment to reduce methane emissions. The first of these systems was successfully deployed in the fourth quarter of 2024; and this business line is expected to begin contributing to net sales in 2025.

To supplement our battery offerings, we are also a reseller of accessories for battery systems. These include chargers, inverters, monitors, controllers, solar panels, and other system accessories from brands such as Victron Energy, Progressive Dynamics, Magnum Energy and Sterling Power. Pursuant to the Asset Purchase Agreement dated April 22, 2022 by and among us and Thomason Jones and the other parties thereto, we also acquired the assets, including Wakespeed of Thomason Jones, allowing us to include our own alternator regulator in systems that we sell.

In addition to our conventional LFP batteries, we have been developing proprietary dry electrode cell manufacturing processes and solid-state cell technology. We believe that our solid-state technology design allows for a much safer, more efficient battery cell that we believe will be a key differentiator in the energy storage market.

As of December 31, 2024, we had cash totaling $4.8 million. Our net loss for the years ended December 31, 2024 and December 31, 2023, were $40.6 million and $13.8 million, respectively. In addition, in February 2025, we completed an offering of shares of our Series A Preferred Stock which provided us with an additional net proceeds of $3.2 million As discussed under “—Liquidity and Capital Resources” below we expect that we will need to raise additional funds, including through the use of the ChEF Equity Facility and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve.

License Agreement with Stryten

On July 29, 2024, Legacy Dragonfly and Battle Born Battery Products, LLC (“Battle Born LLC”), a newly formed wholly-owned subsidiary of Legacy Dragonfly, entered into a License Agreement (the “License Agreement”) with Stryten. Pursuant to the License Agreement, Battle Born LLC granted Stryten an exclusive, worldwide license to use certain trademarks relating to Legacy Dragonfly’s lithium-ion battery brand, Battle Born Batteries® (the “Licensed Trademarks”) for business-to-business sales of batteries to customers within the following markets: (i) automative, (ii) marine, (iii) powersports, (iv) lawn and garden, (v) golf cart, and (vi) military and defense (such industries, the “Stryten Market”). In exchange for the licensing rights, Stryten agreed to pay Battle Born LLC an initial licensing fee of five million dollars ($5,000,000) (the “Initial Licensing Fee”), which was paid on August 29, 2024.

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

Earnout Merger Consideration

In addition to the initial merger consideration in connection with our business combination, up to 4,444,445 additional shares of common stock (“Earnout Shares”) may be issued based on achieving specified milestones in three tranches:

1.	First Tranche (1,666,667 shares): Issuable if 2023 total audited revenue is at least $250 million and audited operating income is at least $35 million. This milestone was not achieved for 2023.
2.	Second Tranche (1,388,889 shares): Issuable if the volume-weighted average trading price of common stock reaches $202.50 over any 20 trading days within a 30-day period, on or before December 31, 2026.
3.	Third Tranche (1,388,889 shares): Issuable if the volume-weighted average trading price of common stock reaches $292.50 over any 20 trading days within a 30-day period, on or before December 31, 2028.

If a change of control occurs during the second or third earnout periods, unachieved milestones will be automatically deemed satisfied if the share price at the time of the transaction meets or exceeds $202.50 for the second period or $292.50 for the third period.

ChEF Equity Facility

We have the ChEF Equity Facility. During the year ended December 31, 2024, we sold 350,423 shares pursuant to the Purchase Agreement with CCM LLC for aggregate proceeds to us of $2,043,885. We intend to use the ChEF Equity Facility to help maintain minimum cash balances required by the lenders as we continue to execute on growing the business through product releases, customer/market expansion, and R&D milestones. We expect to use the ChEF Equity Facility as a regular source of funds over the next twelve months and our available share balance increases, allowing for more consistent purchases under the ChEF Equity Facility. Use of the ChEF Equity Facility may adversely affect us, including the market price of our common stock and future issuances may be dilutive to existing stockholders.

June 2023 Offering

On June 20, 2023, we entered into the Underwriting Agreement with the Underwriters, pursuant to which we sold to the Underwriters, in a firm commitment underwritten public offering, or the June 2023 Offering, an aggregate of (i) 1,111,111 shares of common stock, par value $0.0001 and (ii) Investor Warrants to purchase up to 1,111,111 shares of common Stock, at the combined public offering price of $18.00 per share and accompanying Investor Warrant, less underwriting discounts and commissions, and (iii) Underwriters’ Warrants to purchase up to an aggregate of 63,362 shares of common stock. In addition, we granted the Underwriters a 45-day over-allotment option to purchase up to an additional 166,667 shares of common stock and/or Investor Warrants to purchase up to an aggregate of 166,667 shares of Common Stock at the public offering price per security, less underwriting discounts and commissions.

The Investor Warrants are exercisable for five years from the closing date of the Offering, have an exercise price of $18.00 per share and are immediately exercisable. In the event of certain fundamental transactions, holders of the Investor Warrants will have the right to receive the Black Scholes Value (as defined in the Investor Warrants) of their Investor Warrants calculated pursuant to the formula set forth in the Investor Warrants, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of common stock. The Underwriters’ Warrants are exercisable upon issuance and will expire on June 20, 2028. The initial exercise price of the Underwriters’ Warrants is $22.50 per share, which equals 125% of the per share public offering price in the Offering.

As part of the June 2023 Offering, the Underwriters partially exercised their over-allotment option in the amount of 156,112 shares of Common Stock and Investor Warrants to purchase 156,112 shares of common stock. The June 2023 Offering closed on June 22, 2023. The aggregate net proceeds from the June 2023 Offering, including the partial overallotment option, was approximately $20.7 million.

December 2023 Private Placement

On December 29, 2023, we received the December 2023 Waiver from the Term Loan Lenders in regards to our compliance with the Tests as of the last day of the quarter ended December 31, 2023. The December 2023 Waiver provided for a one-time issuance of the Waiver Penny Warrants to purchase up to 142,964 Waiver Penny Warrant Shares, at an exercise price of $0.09 per share, in connection with the Term Loan Lender’s agreement to waive the Tests under the Term Loan for the quarter ended December 31, 2023. The Waiver Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

May 2024 Private Placement

On May 13, 2024, we received a waiver (the “May 2024 Waiver”) from the Term Loan Lenders in regards to our compliance with the Tests as of the last day of the quarter ended March 31, 2024. The May 2024 Waiver provided for a one-time issuance of penny warrants (the “May 2024 Penny Warrants”) to purchase up to 283,334 shares of our common stock (the “May 2024 Penny Warrant Shares”), at an exercise price of $0.09 per share, in connection with the Term Loan Lender’s agreement to waive the Tests under the Term Loan for the quarter ended March 31, 2024. The May 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

June 2024 Private Placement and First Amendment to Term Loan Agreement

On June 28, 2024, we received a limited waiver and first amendment (the “First Amendment”) to the Term Loan Agreement from the Term Loan Lenders in regards to our compliance with the Tests as of the last day of the quarter ended June 30, 2024. The First Amendment provided for a one-time issuance of penny warrants (the “June 2024 Penny Warrants”) to purchase up to 233,334 shares of our common stock (the “June 2024 Penny Warrant Shares”), at an exercise price of $0.09 per share, in connection with the Term Loan Lender’s agreement to waive the Tests under the Term Loan for the quarter ended June 30, 2024. The June 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

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

Pursuant to the Second Amendment, the Term Loan Lenders (i) consented to the transactions contemplated by the License Agreement and the Trademark Transfer Agreement and (ii) agreed to waive the mandatory prepayment under the Term Loan Agreement that would have been due to the Term Loan Lenders under the Loan Agreement upon Battle Born LLC’s receipt of the Initial Licensing Fee.

In connection with the Amendment, Battle Born LLC entered into a Joinder Agreement with the Term Loan Lenders (the “Joinder”) whereby Battle Born LLC became a guarantor and credit party to the Term Loan Agreement.

September 2024 Private Placement and Third Amendment to the Term Loan Agreement

On September 30, 2024, we received a limited waiver and third amendment (the “Third Amendment”) to the Term Loan Agreement from the Term Loan Lenders in regards to our compliance with the Tests as of the last day of the quarter ended September 30, 2024. The Third Amendment provided for a one-time issuance of penny warrants (the “September 2024 Penny Warrants”) to purchase up to 333,334 shares of our common stock (the “September 2024 Penny Warrant Shares”), at an exercise price of $0.09 per share, in connection with the Term Loan Lender’s agreement to waive the Tests under the Term Loan for the quarter ended September 30, 2024. The September 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

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

December 2024 Private Placement and Fourth Amendment to the Term Loan Agreement

On December 31, 2024, we received a limited waiver and fourth amendment (the “Fourth Amendment”) to the Term Loan Agreement from the Term Loan Lenders in regards to our compliance with the Tests as of the last day of the quarter ended December 31, 2024. The Fourth Amendment provided for a one-time issuance of penny warrants (the “December 2024 Penny Warrants”) to purchase up to 350,000 shares of our common stock (the “December 2024 Penny Warrant Shares”), at an exercise price of $0.01 per share, in connection with the Term Loan Lender’s agreement to waive the Tests under the Term Loan for the quarter ended December 31, 2024. The December 2024 Penny Warrants will be exercisable at such time that we obtain the Warrant Issuance Shareholder Approval (as defined below) and will expire ten years from the date of issuance.

In addition, the Fourth Amendment (i) reduced the liquidity requirement under the Term Loan to be $3.5 million as of the last day of the month ended December 31, 2024, and $10.0 million as of the last day of each fiscal month thereafter commencing with the fiscal month ended January 31, 2025 and (ii) on January 1, 2025, interest is payable in-kind, to be capitalized and added to the principal. For Payment Dates occurring on or after April 1, 2025 (including interest accruing from January 1, 2025, through March 31, 2025), all interest shall be paid in cash at a rate equal to Adjusted Term SOFR plus the Applicable Margin.

Pursuant to the Fourth Amendment, we agreed to use commercially reasonable efforts to obtain shareholder approval for the issuance of up to 1,400,000 shares of common stock underlying penny warrants issued to the Term Loan Lenders on and after the date of the Fourth Amendment, including the December 2024 Penny Warrant Shares and the Accrued Warrant Shares (as defined below), in accordance with Rules 5635(b) and 5635(d) of the Nasdaq Stock Market (the “Warrant Issuance Shareholder Approval”). Further, we agreed to issue the Term Loan Lenders additional penny warrants (the “Accrued Penny Warrants”) exercisable for a number of shares of common stock pursuant to the formula set forth in the Fourth Amendment (the “Accrued Warrant Shares”) upon the earlier to occur of (i) five business days after the end of the Waiver Period (as defined below) or (ii) five business days prior to the effectiveness of a Change of Control (as defined in the Term Loan Agreement), in which such Accrued Penny Warrants would not be exercisable prior to receipt of the Warrant Issuance Shareholder Approval.

Under the Fourth Amendment, the Term Loan Lenders agreed to temporarily suspend the Term Loan Lenders’ rights under Section 4(b) of the Penny Warrants to receive additional warrant shares in connection with the issuances by us of shares of common stock pursuant to the ChEF Equity Facility during the Waiver Period. In addition, the Fourth Amendment: (i) provided for the interest to be paid on the Payment Date (as defined in the Term Loan Agreement) occurring on January 1, 2025 to be payable partly in cash and the remainder payable-in-kind as set forth in the Amendment; and (ii) reduced the liquidity requirement under the Term Loan Agreement to be $3.5 million as of the last day of the fiscal month ended December 31, 2024.

February 2025 Registered Direct Offering and Concurrent Private Placement and Fifth Amendment to Term Loan Agreement

On February 26, 2025, we entered into a securities purchase agreement with a single institutional investor, pursuant to which we sold in a registered direct offering (the “Registered Direct Offering”) 180 shares of Series A Preferred Stock, at a price of $10,000 per share, initially convertible into shares of our common stock, at a conversion price of $2.332 per share of common stock. The Series A Preferred Stock is also convertible by the investor at an adjusted conversion price, subject to the applicable floor price, which is based on a discount to the market price of our common stock as set forth in the certificate of designation for the Series A Preferred Stock. The floor price for the Series A Preferred Stock sold in the Registered Direct Offering is $1.00.

Concurrently with the sale of the Series A Preferred Stock in the Registered Direct Offering, in a private placement offering pursuant to the Purchase Agreement (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”), we sold, at the initial closing of the Private Placement (the “Initial Closing”), (i) an additional 170 shares of Series A Preferred Stock at the same offering price as the Series A Preferred Stock offered in the Registered Direct Offering, initially convertible into shares of common stock at a conversion price of $2.332 per share, and (ii) warrants (the “Private Placement Warrants”) to purchase up to an aggregate of 4,000 shares of Series A Preferred Stock (the “Private Placement Warrant Shares”), with an exercise price of $10,000 per share of Series A Preferred Stock, and a term as described below. The floor price for the Series A Preferred Stock sold in the Private Placement is $0.424.

The exercise price under each Private Placement Warrant will be $10,000 per share of Series A Preferred Stock. Each Private Placement Warrant will be exercisable for 200 shares of Series A Preferred Stock in minimum increments of $500,000. The Private Placement Warrants will have a term beginning on the issuance date and ending on or prior to the earlier of (i) the thirty-three (33) month anniversary of the date the shares of common stock issued or issuable upon the conversion of the Series A Preferred Stock issued in the concurrent Private Placement are registered for resale (“Registration Effectiveness”) pursuant to an effective registration statement under the Securities Act of 1933, as amended, (the “Securities Act”) (such date, the “Registration Effectiveness Date”) and (ii) (A) the consummation of a Change of Control (as defined in the certificate of designation) and (B) the consummation of a redemption of the then outstanding Series A Preferred Stock in full. The exercise price and number of shares of Series A Preferred Stock issuable upon exercise are subject to appropriate adjustment in the event of share dividends, share splits, reorganizations or similar events affecting shares of our common stock.

Pursuant to the Private Placement Warrants, we have a call right upon the occurrence of certain events. No earlier than two (2) months following the Registration Effectiveness Date and (2) the most recent conversion or exercise in full of a Private Placement Warrant, (i) the VWAP for each of twenty (20) trading days (the “Measurement Period”) exceeds $3.00, (ii) the average daily volume for such Measurement Period exceeds $300,000 per trading day, (iii) the aggregate stated value of the then outstanding Series A Preferred Stock is less than or equal to $1,500,000, (iv) the Private Placement Warrant Shares are registered for resale pursuant to an effective registration statement and (v) there has not been an Equity Conditions Failure (as defined in the certificate of designation), then we may, within one (1) trading day of the end of such Measurement Period, call for cancellation of all or any portion of the Private Placement Warrant for which a notice to exercise has not yet been delivered and require the holder to exercise in part or in full the number of shares of Series A Preferred Stock set forth in an irrevocable written notice (a “Call Notice”) for consideration equal to the applicable number of Series A Preferred Stock issuable upon exercise or cancellation of the Private Placement Warrants.

In addition, upon receipt of stockholder approval pursuant to the rules of Nasdaq for certain shares of common stock issuable upon conversion of the Series A Preferred Stock and the Registration Effectiveness, the investor will be automatically required to purchase for $4.5 million (the “Second Closing”) an additional 450 shares of Series A Preferred Stock (the “Second Closing Preferred Shares”). The Second Closing Preferred Shares will be identical to the Series A Preferred Stock offered in the Registered Direct Offering and sold in the initial closing of the Private Placement, other than the conversion price and the floor price which will be determined at the time of the Second Closing based on the Nasdaq minimum price.

The net proceeds to us from the Initial Offerings, after deducting the placement agent’s fees and expenses and estimated offering expenses, were approximately $3.2 million, excluding the net proceeds, if any, from the exercise of the Private Placement Warrants.

As a condition precedent to the closing of the Offerings, on February 26, 2025, we entered into the Fifth Amendment (the “Fifth Amendment”) to the Term Loan Agreement with the Term Loan Lenders. Under the Fifth Amendment, the Term Loan Lenders agreed to, among other matters (i) receive no principal or interest payments under the Term Loan Agreement through March 31, 2026, and (ii) remove certain financial covenant tests under the Term Loan, provided that we maintain cash and cash equivalents equal to at least $2.5 million through such date.

Pursuant to the Fifth Amendment, we agreed to make certain mandatory prepayments on the Term Loan upon the occurrence of certain events. We are obligated to make a mandatory prepayment of the term loan equal to (i) 100% of the net cash proceeds of certain equity issuances by us made on or after the announcement of a Change of Control (as defined in the Term Loan Agreement), and (ii) 20% of the net cash proceeds of certain equity issuances by us made prior to the announcement of a Change of Control.

In connection with the entry into the Fifth Amendment, we issued to the Term Loan Lenders 330,000 penny warrants (the “February 2025 Penny Warrants”) to purchase shares of our common stock at an exercise price of $0.01 per share on the date of the Initial Closing in connection with the waiver of the antidilution provisions in the existing penny warrants held by the Term Loan Lenders with respect to the shares of Series A Preferred Stock issued at the closing of the Registered Direct Offering and the initial closing of the Private Placement. We also agreed to increase the number of shares subject to the Warrant Issuance Shareholder Approval (as defined in the Term Loan Agreement) from 1,400,000 to 3,130,000. Further, we and the Term Loan Lenders agreed to waive the antidilution provisions in the existing penny warrants held by the Lenders with respect to the Private Placement Warrants issued at the initial closing of the Private Placement and the shares of Series A Preferred Stock issued at the Second Closing on the condition that we will issue to the Term Loan Lenders a number of penny warrants which will be determined by the parties within five (5) trading days after the end of each fiscal quarter after the Second Closing.

Key Factors Affecting Our Operating Results

Our financial position and results of operations depend to a significant extent on the following factors:

End Market Consumers

The demand for our products ultimately depends on demand from consumers in our current end markets. We generate sales through (1) direct-to-customer and (2) through OEMs, particularly in the RV market.

An increasing proportion of our sales has been and is expected to continue to be derived from sales to RV and other OEMs, driven by continued efforts to develop larger and more complete storage systems. Although our battery systems are built in to each model, our RV OEM sales have been on a purchase order basis, without firm revenue commitments, and we expect that this will likely continue to be the case. Therefore, future RV OEM sales will be subject to risks and uncertainties, including the number of RVs these OEMs manufacture and sell, which in turn may be driven by the expectations these OEMs have around end market consumer demand.

Demand from end market consumers is impacted by a number of factors, including travel restrictions, fuel costs and energy demands (including an increasing trend towards the use of green energy), as well as overall macro-economic conditions and inflation. Sales of our batteries have benefited from the increased adoption of the RV lifestyle, the demand for and inclusion of additional appliances and electronics in RVs, and the accelerating trend of solar power adoption among RV customers. However, macro-economic conditions and increased competition from imported battery packs have led to a decrease in direct to consumer sales. We have addressed this drop in through product diversification by the release of our Dragonfly IntelLigence feature, as well as more targeted marketing efforts to increase the efficiency of our marketing spend. We expect that direct to consumer sales will remain relatively flat through 2025. However, we expect growth among our existing RV OEM customers due to an overall increase in RV shipments as the industry slowly recovers from the market correction, as well as our customers expanding the number of models that will include our battery systems in the new model year. Moreover, we expect increased revenue through our market diversification efforts – especially in our industrials market, including industrial solar and oil and gas, as well as the trucking market, in which we have been piloting our systems with fleets for the last two years.

Our strategy includes plans to expand into new end markets that we have identified as opportunities for our LFP batteries, including, rail, specialty and work vehicles, material handling, solar integration, and emergency and standby power, in the medium term, and data centers, telecom and distributed on-grid storage in the longer term. We believe that our current LFP batteries and, eventually, our solid-state batteries, will be well-suited to supplant traditional lead-acid batteries as a reliable power source for the variety of low power density uses required in these markets (such as powering the increasing number of on-board tools needed in emergency vehicles). The success of this strategy requires (1) continued growth of these addressable markets in line with our expectations and (2) our ability to successfully enter these markets. We expect to incur significant marketing costs understanding these new markets, and researching and targeting customers in these end markets, which may not result in sales. If we fail to execute on this growth strategy in accordance with our expectations, our sales growth would be limited to the growth of existing products and existing end markets.

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

Production Capacity

All of our battery assembly currently takes place at our 390,240 square foot headquarters and manufacturing facility located in Reno, Nevada. While the lease for the 99,000 facility is continuing, no manufacturing is taking place in this location. We currently operate three LFP battery production lines. Consistent with our operating history, we plan to continue to automate additional aspects of our battery production lines. Our existing facility has the capacity to add up to four additional LFP battery production lines and construct and operate a pilot production line for our solid-state cells, all designed to maximize the capacity of our manufacturing facility. Although our automation efforts are expected to reduce our costs of goods, we may not fully recognize the anticipated savings when planned and could experience additional costs or disruptions to our production activities.

Competition

We compete with traditional lead-acid battery manufacturers and lithium-ion battery manufacturers, who primarily either import their products or components or manufacture products under a private label. As we continue to expand into new markets, develop new products and move towards production of our own conventional LFP cells and, in the longer term, solid state cells, we will experience competition with a wider range of companies. These competitors may have greater resources than we do and may be able to devote greater resources to the development of their current and future technologies. Our competitors may be able to source materials and components at lower costs, which may require us to evaluate measures to reduce our own costs, lower the price of our products or increase sales volumes in order to maintain our expected levels of profitability.

Research and Development

Our research and development is currently primarily focused on the scaling our proprietary dry electrode process for domestic production of full LFP cells. Although we have reallocated resources from the advanced manufacturing of solid-state lithium-ion batteries in order to focus on conventional cells, we expect to return to the solid-state chemistry as capital becomes more available for these longer term projects.

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

Results of Operations

Comparisons for the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023. This data should be read together with our financial statements and related notes included elsewhere in this Annual Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Years ended December 31,
	2024	% Net Sales	2023	% Net Sales
	(in thousands)
Net Sales	$50,645	100.0	64,392	100.0
Cost of Goods Sold	39,019	77.0	48,946	76.0
Gross profit	11,626	23.0	15,446	24.0
Operating expenses
Research and development	5,451	10.8	3,863	6.0
General and administrative	21,909	43.3	26,389	41.0
Sales and marketing	10,025	19.8	12,623	19.6
Total Operating expenses	37,385	73.8	42,875	66.6
Loss From Operations	(25,759)	(50.9)	(27,429)	(42.6)
Other Income (Expense)
Other (expense) income	(36)	(0.1)	19	0.0
Interest expense, net	(21,504)	(42.5)	(16,015)	(24.9)
Change in fair market value of warrant liability	6,684	13.2	29,582	45.9
Total Other (Expense) Income	(14,856)	(29.3)	13,586	21.1
Loss Before Taxes	(40,615)	(80.2)	(13,843)	(21.5)
Income Tax Benefit	-	(0.0)	(26)	0.0
Net Loss	$(40,615)	(80.2)	$(13,817)	(21.5)

	Years ended December 31,
	2024	2023
	(in thousands)
DTC	22,616	36,875
% Net Sales	44.7	57.3
OEM	27,612	27,517
% Net Sales	54.5	42.7
Licensing Revenue	417	-
% Net Sales	0.8	-
Net Sales	$50,645	$64,392

Net Sales

Net sales decreased by $13.7 million, or 21.3%, to $50.6 million for the year ended December 31, 2024, as compared to $64.4 million for the year ended December 31, 2023. This decrease was primarily due to lower DTC battery and accessory sales due to a decline in demand in our core RV markets, partially offset by a slight increase in average sale prices for our batteries which is related to product mix. For the year ended December 31, 2024, DTC revenue decreased by $14.3 million as a result of decreased customer demand for our products due to rising interest rates and inflation. We expect our sales to increase as the cyclical recovery of the RV market gains momentum in the coming quarters and entrance into new markets, trucking and industrials, with new product offerings.

Cost of Goods Sold

Cost of goods sold decreased by $9.9 million, or 20.3%, to $39.0 million for the year ended December 31, 2024, as compared to $48.9 million for the year ended December 31, 2023. This decrease was primarily due to a $9.1 million decrease in product cost due to lower unit volume, a decrease in labor expense due to reduced headcount and reduced overhead. We expect the materials and labor portion of our Cost of goods sold to increase in conjunction with the anticipated increase in revenue over the next 12 months.

Gross Profit

Gross profit decreased by $3.8 million, or 24.7%, to $11.6 million for the year ended December 31, 2024, as compared to $15.4 million for the year ended December 31, 2023. The decrease in gross profit was primarily due to lower unit volumes and a change in revenue mix that included a larger percentage of lower margin OEM sales and a lower percentage of higher margin DTC sales. Gross Profit percentage decreased by 1.0% from 24.0% in 2023 to 23.0% in 2024. Lower volume caused a reduction in absorption of labor and overhead impacting gross profit by 1.6% along with a decrease in material costs increasing gross profit by 0.6%. We expect our Gross Profit, as a percentage of revenue, to increase over the next 12 months with higher volumes increasing absorption of labor and overhead.

Research and Development Expenses

Research and development expenses increased by $1.6 million, or 41.1%, to $5.5 million for the year ended December 31, 2024, as compared to $3.9 million for the year ended December 31, 2023. The increase was primarily due to $0.8 million in higher employee related expenses due to increased headcount and an increase in rent related to the new lease in Fernley. Product development expenses and depreciation also increased related to new products introduced during the year ended December 31, 2024. We expect Research and Development expenses to reduce as we change our focus from Solid State to Product Development.

General and Administrative Expenses

General and administrative expenses decreased by $4.5 million, or 17.0%, to $21.9 million for the year ended December 31, 2024, as compared to $26.4 million for the year ended December 31, 2023. This decrease was primarily due to reduction of employee related costs totaling $7.0 million due to lower headcount, which includes lower stock-based compensation expense in the amount of $4.9 million. We also incurred lower compliance, insurance, and professional fees related to public company costs in the amount of $1.3 million, and a $0.7 million decrease in investor relations expenses. The decrease in expense was offset by an impairment loss accrued for assets held for sale at year end of $0.9 million and a loss on patent litigation settlement accrued of $2.5 million. We expect General and Administrative Expenses, as a percentage of revenue, to increase as we increase the staffing in our Engineering department over the next 12 months.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $2.6 million, or 20.6%, to $10.0 million for the year ended December 31, 2024, as compared to $12.6 million for the year ended December 31, 2023. This decrease was primarily due to a $2.3 million reduction in employee related costs and lower stock-based compensation. Shipping costs are also lower by $0.9 million due to lower unit volumes, partially offset by travel and entertainment, previously allocated to General and Administrative Expense, and higher general marketing expenses. We expect our Selling and Marketing Expenses to be relatively stable over the next 12 months.

Total Other Income (Expense)

Other expense totaled $14.9 million for the year ended December 31, 2024 as compared to total other income of $13.6 million for the year ended December 31, 2023. Other expense in 2024 is comprised primarily of interest expense of $21.5 million related to our debt securities partially offset by a change in fair market value of warrant liability in the amount of $6.7 million. Other income in 2023 is comprised of a change in fair market value of warrant liability in the amount of $29.6 million, partially offset by interest expense of $16.0 million related to our debt securities.

Income Tax Benefit

The income tax benefit for the years ended December 31, 2024 and December 31, 2024 were immaterial. The income tax benefit reflects our expected use of losses in the period against future tax obligations. Management evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that we will not recognize the benefits of the deferred tax assets primarily due to us entering into a 3-year cumulative loss position. As a result, a full valuation allowance totaling $19.7 million was recorded as of December 31, 2023 revalued at $29.4 million for the year ended December 31, 2024

Net Loss

We experienced a net loss of $40.6 million for the year ended December 31, 2024, as compared to a net loss of $13.8 million for the year ended December 31, 2023. As described above, this result was driven by increased other expenses, lower sales due to reduced demand in the RV market, partially offset by lower cost of goods sold and lower operating expenses.

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

The table below presents our adjusted EBITDA, reconciled to net (loss) income for the years ended December 31, 2024 and 2023.

	Years ended December 31,
	2024	2023
	(in thousands)
Net (loss)	$(40,615)	$(13,817)
Interest Expense	21,504	16,015
Taxes	-	(26)
Depreciation	1,372	1,237
EBITDA	(17,739)	3,409
Adjusted for:
Stock-Based Compensation(1)	1,020	6,710
June 2023 Offering Costs (2)	-	904
Loss on Disposal of Assets	69	712
Separation Agreement(3)	-	720
Change in fair market value of warrant liability (4)	(6,684)	(29,582)
Non-Recurring/One-Time Expenses:
Tariff Investigation(5)	463
Patent Litigation(6)	624
Reverse Stock Split (7)	90
Stryten Licensing Agreement(8)	284
Loss on Settlement(9)	2,500	-
Loss on Impairment of Assets(10)	873	-
Adjusted EBITDA	$(18,500)	$(17,127)

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and board members.

(2)	June 2023 Offering Costs related to the warrant liability are comprised of fees and expenses, including legal, accounting, and other expenses associated with this offering.

(3)	Separation Agreement in 2023 is comprised of $720 in cash severance associated with separation agreement dated April 26, 2023, between us and our former Chief Legal Officer.

(4)	Change in fair market value of warrant liabilities represents the change in fair value from the date the warrants were issued through December 31, 2024.

(5)	Tariff Investigation are legal and forensic accounting related fees and expenses related to this investigation.

(6)	Patent Investigation are legal fees and expenses related to the Internation Trade Commission ‘ITC’ Lithium Hub patent infringement case.

(7)	Reverse Stock Split are transfer agent and legal expenses and fees related to the reverse stock split with the SEC.

(8)	Stryten Licensing Agreement is comprised of Legal expenses and fees related to the Licensing agreement with Stryten Energy, LLC

(9)	Loss on settlement from patent licensing litigation

(10)	Loss on impairment of assets from subsequent sale at a price lower than its carrying value

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of December 31, 2024, we had cash totaling $4.8 million. In addition, in February 2025, we raised $8.0 million with net proceeds of $3.2 million in connection with the sale of the shares of our Series A Preferred Stock received in February 2025 and the remainder expected in early May 2025. We believe that our cash at December 31, 2024 and the net proceeds of our February 2025 offering will fund our operations into the first quarter of 2026.

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

In connection with the contraction of our business and uncertainty around the timing of future needs, we reduced our purchase activities in 2024. As a result, our inventory balance at December 31, 2024 decreased by $17.1 million to $21.7 million, compared to $38.8 million at December 31, 2023.

We expect that we will need to raise additional funds, including through the use of the ChEF Equity Facility and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve. Further, any future debt or equity financings may be dilutive to our current stockholders.

Financing Obligations and Requirements

On November 24, 2021, we issued $45 million of fixed rate senior notes, secured by among other things, a security interest in our intellectual property. As part of the Business Combination, we entered into a senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan”) pursuant to the Term Loan, Guarantee and Security Agreement (the “Original Term Loan Agreement”) by and among, us, Legacy Dragonfly, Alter Domus (US) LLC, as the Agent to the lenders time-to-time party thereto (such lenders, the “Term Loan Lenders”), the proceeds of which were used to repay the $45 million fixed rate senior notes, and ChEF Equity Facility. On June 28, 2024, we entered into the First Amendment with the Term Loan Lenders. The First Amendment provided for a one-time issuance of the June 2024 Penny Warrants to purchase up to 233,334 shares of common stock and certain amendments to the Term Loan. On July 29, 2024, we entered into the Second Amendment with the Term Loan Lenders in connection with the License Agreement. On September 30, 2024, we entered into the Third Amendment with the Term Loan Lenders, which provided for the issuance of the September 2024 Penny Warrants to purchase up to 333,334 shares of common stock and certain amendments to the Term Loan Agreement. On December 31, 2024, we entered into the Fourth Amendment with the Term Loan Lenders, which provided for the issuance of the December 2024 Penny Warrants to purchase up to 350,000 shares of common stock and certain amendments to the Term Loan Agreement.

In connection with the License Agreement, on July 29, 2024, us, Legacy Dragonfly and Battle Born LLC entered into the Second Amendment (together with the Original Term Loan, the First Amendment, the Second Amendment, the Third Amendment and the Fourth Amendment, the “Term Loan Agreement”).

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

The Term Loan proceeds were used to: (i) support the Business Combination, (ii) prepay the fixed rate senior notes at closing of the Business Combination, (iii) pay fees and expenses in connection with the foregoing, (iv) to provide additional growth capital and (v) for other general/corporate purposes. The Term Loan will mature on October 7, 2026, or the Maturity Date, and will be subject to quarterly amortization of 5% per annum beginning 24 months after issuance. The definitive documents for the Term Loan incorporate certain mandatory prepayment events and certain affirmative and negative covenants and exceptions hereto. The financial covenants for the Term Loan include a maximum senior leverage ratio covenant, a minimum liquidity covenant, a springing fixed charge coverage ratio covenant, and a maximum capital expenditures covenant. On March 29, 2023, September 29, 2023, December 29, 2023, May 13, 2024, June 28, 2024, September 30, 2024 and December 31, 2024, we obtained waivers from Alter Domus (US) LLC, as the administrative agent for the lenders (the “Administrative Agent”) and EICF Agent LLC and certain third-party financing source of our failure to satisfy the Tests under the Term Loan during the quarters ended March 31, 2023, September 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024. On March 31, 2024, April 29, 2024, May 30, 2024, June 28, 2024, July 31, 2024, August 30, 2024, September 30, 2024, October 31, 2024, November 30, 2024 and December 31, 2024, we received additional waivers from the Administrative Agent and the Term Loan Lenders in regard to our compliance with the liquidity requirement under the Term Loan as of the last day of the fiscal quarters ended March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, and as of the last fiscal day for the months ended April 30, 2024, May 31, 2024, July 31, 2024, August 31, 2024, October 31, 2024 and November 30, 2024. However, it is probable that we will fail to meet these covenants within the next twelve months. In accordance with U.S. GAAP, we reclassified our notes payable from a long-term liability to a current liability. The Term Loan accrues interest as follows: (i) until April 1, 2024, at a per annum rate equal to adjusted secured overnight financing rate (“SOFR”) plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on our senior leverage ratio; (ii) effective April 1, 2024 and thereafter, interest payable to certain lenders subject to regulations of the U.S. Small Business Administration (“SBA”) with outstanding principal on that date of $30,846 will be limited to 14.0% per annum (except for default interest permitted under SBA regulations, as applicable); and (iii) the other outstanding principal will accrue interest from April 1, 2024 thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company, and at all times thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5%, depending on our senior leverage ratio.

Payments of interest based on the Term Loan are as follows:

(i)	Interest payable on April 1, 2024, was paid in cash.
(ii)	Interest payable on July 1, 2024, became payable-in-kind.
(iii)	Interest payable on October 1, 2024, became payable partly in cash and partly in-kind, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5% paid-in-kind, depending on the senior leverage ratio of the consolidated company (subject to the 14.0% limit for lenders subject to SBA regulations).
(iv)	(iv) For each payment date occurring on or after January 1, 2025, interest will be payable in cash.

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

Pursuant to the Purchase Agreement, on the terms of and subject to the satisfaction of the conditions in the Purchase Agreement, including the filing and effectiveness of a registration statement registering the resale by CCM LLC of the shares of common stock issued to it under the Purchase Agreement, we will have the right from time to time at our option to direct CCM LLC to purchase up to a specified maximum amount of shares of common stock, up to a maximum aggregate purchase price of $150 million over the term of the ChEF Equity Facility. In connection with the ChEF Equity Facility, we filed a registration statement registering the resale of up to 2,390,226 shares that may be resold into the public markets by CCM LLC, which represented approximately 33% of the shares of our common stock outstanding as of December 31, 2023. During the year ended December 31, 2023, we issued and sold approximately 65,389 shares of our common stock under this facility, resulting in net cash proceeds of $1,278,566. During the year ended December 31, 2024, we issued 350,423 shares pursuant to the Purchase Agreement with CCM LLC for aggregate proceeds to the Company of $2,043,885. This impact may be heightened by the fact that sales to CCM LLC will generally be at prices below the current trading price of our common stock. If the trading price of our common stock does not recover or experiences a further decline, sales of shares of common stock to CCM LLC pursuant to the Purchase Agreement may be a less attractive source of capital and/or may not allow us to raise capital at rates that would be possible if the trading price of our common stock were higher.

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

For a discussion of our other financing transaction, see “Overview” above.

In 2024, we identified an underpayment of tariffs to CBP in the amount of approximately $1.66 million in the aggregate, related to the improper classification and valuation of certain of the products used in our batteries. We have reported the underpayment to CBP.

Going Concern

For the year ended December 31, 2024, we incurred losses and had a negative cash flow from operations. As of December 31, 2024, we had approximately $4.8 million in cash and cash equivalents and a working capital of $11.1 million.

Under the Term Loan Agreement, we are obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures. On March 31, 2024, April 29, 2024, May, 30, 2024, June 28, 2024, July 31, 2024, August 31, 2024, September 30, 2024, October 31, 2024, November 30, 2024 and December 31, 2024, we obtained waivers from the Term Loan administrative agent and lenders of its failures to satisfy the liquidity requirement under the Term Loan for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024 and the fiscal months ended April 30, 2024, May 31, 2024, July 31, 2024, August 31, 2024, October 31, 2024, and November 30, 2024, as applicable. In connection with the License Agreement, on July 29, 2024, us, Legacy Dragonfly and Battle Born LLC entered into the Second Amendment. Pursuant to the Second Amendment, the Term Loan Lenders (i) consented to the transactions contemplated by the License Agreement and the Trademark Transfer Agreement and (ii) agreed to waive the mandatory prepayment under the Loan Agreement that would have been due to the Lenders under the Term Loan upon Battle Born LLC’s receipt of the Initial Licensing Fee. In connection with the Second Amendment, Battle Born LLC entered into the Joinder.

On September 30, 2024, the Company entered into the Third Amendment, which: (i) reduced the liquidity requirement under the Term Loan to be $7.0 million as of the last day of the month ended September 30, 2024, and $10.0 million as of the last day of each fiscal month thereafter commencing with the fiscal month ended July 31, 2024 and (ii) on October 1, 2024, interest is payable (a) $1,500,000 in cash for the pro rata benefit of the Lenders and (b) the remaining interest in-kind, to be capitalized and added to the principal. For Payment Dates occurring on or after January 1, 2025 (including interest accruing from October 1, 2024, through December 31, 2024), all interest shall be paid in cash at a rate equal to Adjusted Term SOFR plus the Applicable Margin.

On December 31, 2024, the Company entered into the Fourth Amendment, which: (i) reduced the liquidity requirement under the Term Loan to be $3.5 million as of the last day of the month ended December 31, 2024, and $10.0 million as of the last day of each fiscal month thereafter commencing with the fiscal month ended January 31, 2025 and (ii) on January 1, 2025, interest is payable in-kind, to be capitalized and added to the principal. For Payment Dates occurring on or after April 1, 2025 (including interest accruing from January 1, 2025, through March 31, 2025), all interest shall be paid in cash at a rate equal to Adjusted Term SOFR plus the Applicable Margin.

On February 2025, subsequent to the current year ended December 31, 2024, in connection with the Securities Purchase Agreement, the Company entered into the Fifth Amendment, which: (i) extended the maturity date by one year to October 2027, (ii) deferred all principal and interest payments to April 2026 and (iii) removed any applicable financial covenants (except for a financial covenant requiring the Company to maintain cash and cash equivalents equal to or greater than $2,500 on a monthly basis) for the next 1.5 years.

As presented above, strategic initiatives were executed in order to alleviate the substantial doubt, such as the Company’s ability to raise funds through the Purchase Agreement, the maturity extension of the Term Loan (which reclassifies the loan as long-term on the financial statements for the year ending December 31, 2024), and the absence of any covenants, other than a $2,500 minimum cash requirement, for at least one year from the financial statement issuance date. While these initiatives were enough support to move our debt to a long term classification, the initiatives were not enough support to completely alleviate the Company’s going concern. Due to no other concessions being made by the lenders in terms of future debt and interest due, except for extending payments into 2026 and the maturity date by one year, and due to the inherent uncertainty surrounding the realization of projected revenues from new markets, management concluded that there is significant doubt about the Company’s ability to continue as a going concern.

As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our 2024 consolidated financial statements, with respect to this uncertainty.

In addition, we may need to raise additional debt and/or equity financing to fund our operations and strategic plans and meet our financial covenants. We have historically been able to raise additional capital through issuance of equity and/or debt financing and we intend to use the ChEF Equity Facility and raise additional capital as needed. However, we cannot guarantee that we will be able to raise additional equity, contain expenses, or increase revenue. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve, which may adversely affect our business, operating results, financial condition and prospects. Further, future debt or equity financings may be dilutive to our current stockholders.

Cash Flows for the Years ended December 31, 2024 and 2023

	Years ended December 31,
	2024	2023
Net Cash provided by/(used in):	(in thousands)
Operating Activities	$(7,182)	$(17,706)
Investing activities	$(2,729)	$(6,885)
Financing activities	$2,047	$19,523

Operating Activities

Net cash used in operating activities was $7.2 million for the year ended December 31, 2024, primarily due to a net loss during the period and the change in fair market value of the warrant liability, partially offset by a decrease in inventory as a result of management’s decision to lower overall stocking levels to adjust for more modest demand.

Net cash used in operating activities was $17.7 million for the year ended December 31, 2023, primarily due to a net loss during the period and the change in fair market value of the warrant liability, partially offset by a decrease in inventory as a result of management’s decision to lower overall stocking levels to adjust for more modest demand.

Investing Activities

Net cash used in investing activities was $2.7 million for the year ended December 31, 2024, as compared to $6.9 million for the year ended December 31, 2023. The cash used in investing activities was primarily driven by capital expenditures in leasehold improvements for our new lease and to support our core battery business.

Financing Activities

Net cash provided by financing activities was $2.0 million for the year ended December 31, 2024, primarily as a result of proceeds $2.0 million from the utilization of the ChEF Equity Facility.

Net cash provided by financing activities was $19.5 million for the year ended December 31, 2023, primarily as a result of $20.7 million proceeds from the June 2023 Offering.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating and financing lease liabilities. As of December 31, 2024, we had $3.0 million in short-term operating and financing lease liabilities and $22.7 million in long-term operating, and financing lease liabilities.

As disclosed above, we have a Term Loan and as of December 31, 2024, the principal amount outstanding under the Term Loan was $69.9 million.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated audited financial statements as of and for the years ended December 31, 2024 and December 31, 2023, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, management concluded that as of December 31, 2024, the Company did maintain effective disclosure controls and procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, who is also acting as our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, management concluded that, as of December 31, 2024, our internal control over financial reporting was considered effective.

Management’s Remediation Measures

In response to the identified material weaknesses in the prior year, management has implemented a new control around tariffs and enhanced other compensating controls during the year ended December 31, 2024. We completed the implementation of the following remedial measures designed to remediate the material weaknesses in internal control over financial reporting noted in the December 31, 2023 Form 10-K:

●	Designing new controls to correctly capture tariffs HTS codes, record, and pay tariffs related to the imported merchandise.

●	Enhancement over controls related to purchase order approvals and three-way match procedures to accurately record and substantiate tariffs within the system of record.

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

Changes in Internal Control over Financial Reporting

Except for the prior year material weakness and the remediation efforts described above, no other changes in our internal control over financial reporting (as defined by Rules 13a015(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) During the fiscal quarter ended December 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table provides information regarding our executive officers and members of our Board of Directors (the “Board”) with their respective ages as of March 31, 2025:

Name	Age	Position(s) Held With Dragonfly
Denis Phares	52	President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
Wade Seaburg	45	Chief Commercial Officer
Tyler Bourns	36	Chief Marketing Officer
Vickram Singh	31	Chief Operating Officer
Luisa Ingargiola	57	Lead Independent Director
Rick Parod	71	Director
Karina Montilla Edmonds	54	Director
Brian Nelson	54	Director
Jonathan Bellows	49	Director
Perry Boyle	61	Director

Executive Officers

Dr. Denis Phares has served as our Chief Executive Officer and Chairman of our Board since October 2022. Since April 2024, Dr. Phares has served as our Interim Chief Financial Officer. Dr. Phares is the co-founder of Dragonfly Energy Corp., a Nevada corporation (“Legacy Dragonfly”) and has served as Legacy Dragonfly’s Chief Executive Officer and Chairman of the board of directors since 2012. From 2005 until 2012, Dr. Phares served as a faculty member of the Aerospace & Mechanical Engineering Department at the University of Southern California, where he worked extensively on renewable energy technologies and received tenure in 2010. Dr. Phares holds an M.B.A. from the University of Nevada — Reno, an M.S. and a Ph.D. in Environmental Engineering Science from the California Institute of Technology and a B.S. in Physics from Villanova University. Dr. Phares is qualified to serve on our Board based on his substantial business, leadership, and management experience as the Chief Executive Officer and Chairman of our Board.

Wade Seaburg has served as our Chief Commercial Officer since February 2025. Prio to that, Mr. Seaburg served as our Chief Revenue Officer from November 2022. Prior to the merger and the other transactions contemplated by that certain Agreement and Plan of Merger, dated May 15, 2022, as amended on July 12, 2022, by and among Chardan NexTech Acquisition 2 Corporation (“CNTQ”) Merger Sub and Dragonfly (the “Business Combination”), Mr. Seaburg served as an outside contractor for Legacy Dragonfly from December 2018 through May 2021 and as the Director of Outside Sales and Business Development of Legacy Dragonfly from June 2021 through October 2022. Previously, Mr. Seaburg served as a senior account representative within the Distribution Manufactured Structures Division at WESCO International, Inc. (“WESCO”) (NYSE: WCC) from February 2004 to April 2016. After Mr. Seaburg’s time with WESCO, he served as the founder and president of Structure Sales, a company focused on representing industry-leading suppliers to OEMs in the RV and Marine markets, from May 2016 to May 2021. Mr. Seaburg graduated from Purdue University in May 2002 with a B.A. in Industrial Engineering. After graduating from Purdue, Mr. Seaburg completed the Eaton Corporation’s (NYSE: ETN) distinguished Technical Sales Training Program.

Tyler Bourns has served as our Chief Marketing Officer since November 2022. Prior to the Business Combination, Mr. Bourns served as the Senior Vice President of Marketing of Legacy Dragonfly from December 2021 through October 2022. Previously, Mr. Bourns is the owner and serves as the present of Bourns Productions Inc., a video production and marketing company focused on content creation, messaging and strategy for various brands across multiple industries, for twelve years. At Bourns Productions Inc., he oversaw the day-to-day business of the company, worked closely with clients and provided hands-on service in the creation of video, photography and graphic content, including for Legacy Dragonfly for the marketing of our Battle Born Batteries brand. In 2018, he was awarded the AAF Reno Ad Person of the Year. A three-time Emmy Award Winner, he has produced and filmed thought-leading content for companies such as Panasonic, GE Energy and Terrasmart. Mr. Bourns has also served on the Board of Directors for the Cordillera International Film Festival since its inception in 2018.

Dr. Vickram Singh has served as our Chief Operating Officer since February 2025. Prior to the Business Combination, Dr. Singh served as Director of Research and Development. In that capacity, he has been instrumental in overseeing the development of next-generation lithium-ion batteries and manufacturing processes and optimizing all-solid-state battery chemistries for deep-cycle applications. After the Business Combination, Dr. Singh transitioned to overseeing all technical efforts at Dragonfly Energy Corporation – R&D, automation engineering, and pack development. Before joining Dragonfly Energy Corporation, Dr. Vick Singh was a Postdoctoral Research Fellow at the Lawrence Livermore National Laboratory’s Center for Global Security Research. His research focused on international energy development and its impact on foreign policy. Dr. Singh also served as a Nuclear Regulatory Commission Fellow during his Ph.D. studies at the University of Nevada, Reno, and holds a BS in Chemical Engineering from the University of Tennessee, Knoxville.

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

Luisa Ingargiola has served as a member of our Board since October 2022. Prior to the Business Combination, Ms. Ingargiola served on the board of directors of Legacy Dragonfly from August 2021 to October 2022. Since February 2017, Ms. Ingargiola has served as Chief Financial Officer of Avalon GloboCare Corp. (NASDAQ: ALBT), a publicly listed bio-tech health care company. Prior to joining Avalon GloboCare Corp., Ms. Ingargiola served as the Chief Financial Officer and Co-Founder of MagneGas Corporation from 2007 to 2018. Ms. Ingargiola has also served as a director and Audit Committee Chair for various over-the-counter and Nasdaq companies. Ms. Ingargiola has served as a member of the board of directors and as Audit Committee Chair for Progress Acquisition Corporation from November 2020 to February 2023, as a member of the board of directors and as Audit Committee Chair for AgEagle Aerial Systems Inc. (NYSE American: UAVS) from May 2018 to November 2022, as the audit committee chair of Siyata Mobile (NASDAQ: SYTA) from December 2020 to December 2021, as a member of the board of directors, the Compensation Committee Chair and as audit committee chair for Electrameccanica Vehicles Corp. (Nasdaq: SOLO) since March 2018, as a member of the board and Audit Committee Chair for BioCorRx Inc. (OTC: BICX) since April 2018, and as a member of the board and Audit Committee Chair of Vision Marine Technologies, Inc. (NASDAQ: VMAR) since December 2020. Ms. Ingargiola holds a M.B.A. in Health from the University of South Florida and a B.S. in Finance from Boston University. Ms. Ingargiola is qualified to serve on our Board based on her previous roles serving as Chief Financial Officer for multiple companies and extensive experience serving on multiple boards of directors for Nasdaq companies.

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

Board Composition

Our Board currently consists of three classes of a total of seven directors. Our directors each serve staggered three-year terms with one class being elected at each year’s annual meeting of stockholders, as follows:

●	Class A, which consists of Rick Parod and Karina Edmonds, whose terms will expire at the 2026 annual meeting of stockholders;

●	Class B, which consists of Brian Nelson and Jonathan Bellows, whose terms will expire at the 2027 annual meeting of stockholders; and

●	Class C, which consists of Denis Phares, Luisa Ingargiola and Perry Boyle, whose terms will expire at the 2025 annual meeting of stockholders.

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

Nomination of Directors

The Nominating and Corporate Governance Committee of the Board assesses potential candidates to fill perceived needs on the Board of Directors for required skills, expertise, independence and other factors. A director candidate recommended by our stockholders will be considered in the same manner as a nominee recommended by a Board member, management or other sources. Stockholders wishing to recommend a candidate for nomination should contact our Secretary in writing at the Secretary of Dragonfly at 12915 Old Virginia Road, Reno, Nevada 89521. Our Nominating and Corporate Governance Committee has discretion to decide which individuals to recommend for nomination as directors.

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

Insider trading arrangements and policies.

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to us trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements in all respects.

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

Item 11. Executive Compensation

Our Board has formed a Compensation Committee. The Compensation Committee is responsible for reviewing and approving management compensation, including salaries, bonuses, and equity compensation. We seek to provide competitive compensation arrangements that attract and retain key talent necessary to achieve our business objectives.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to each person serving as our Chief Executive Officer during the fiscal year ended December 31, 2024, the two most highly-compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers during the fiscal years ended December 31, 2024 and December 31, 2023, and up to two additional individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as an executive officer as of December 31, 2024 for services rendered in all capacities to us for the fiscal year ended December 31, 2024. These individuals are our named executive officers (“NEOs”) for fiscal 2024.

						Non-Equity		Non-Qualified
						Incentive		Deferred
				Stock	Option	Plan		Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation		Earnings	Compensation	Total
Principal Position	Year	($)	($)(1)	($)(2)	($)	($)		($)	($)	($)
Dr. Denis Phares	2024	622,000	—	—	—	—		—	—	622,000
Chief Executive Officer, Interim Chief Financial Officer, President	2023	622,000	—	255,333	—	—	(3)	—	—	877,333
Wade Seaburg	2024	340,000	—	—	—	—		—	—	340,000
Chief Commercial Officer	2023	340,000	—	81,666	—	—	(4)	—	—	421,666
Tyler Bourns	2024	280,000	—	—	—	—		—	—	280,000
Chief Marketing Officer	2023	280,000	—	39,333	—	—	(5)	—	—	319,333
John Marchetti (6)	2024	127,202	—	—	—	—		—	6,727	133,929
Former Senior Vice President, Operations, Former Chief Financial Officer	2023	227,692	175,000	107,667	—	—	(7)	—	—	510,359

(1)	The amounts reported in this column represent discretionary bonuses awarded to each executive for performance during the fiscal year ended December 31, 2023.

(2)	The amounts reported in this column reflect the grant date fair value of restricted stock awards granted to the NEOs for performance during the fiscal years ended December 31, 2024 and December 31, 2023 under the 2022 Plan (as defined below) and are accounted for in accordance with FASB ASC Topic 718. Please see the section titled “Stock-Based Compensation” beginning on page F-11 of our Notes to Consolidated Financial Statements included elsewhere in the 2024 Annual Report for a discussion of the relevant assumptions used in calculating these amounts.

(3)	On April 12, 2024, Dr. Phares received a contingent cash award in the amount of $510,666.67 for services performed for the year ended December 31, 2023, which will not be paid out to Dr. Phares until we have achieved a minimum cash balance of $30,000,000, subject to his continued employment on the date of payment.

(4)	On April 12, 2024, Mr. Seaburg received a contingent cash award in the amount of $163,333.33 for services performed in December 31, 2023, which will not be paid out to Mr. Seaburg until we have achieved a minimum cash balance of $30,000,000, subject to his continued employment on the date of payment.

(5)	On April 12, 2024, Mr. Bourns received a contingent cash award in the amount of $78,667.67 for services performed in December 31, 2023, which will not be paid out to Mr. Bourns until we have achieved a minimum cash balance of $30,000,000, subject to his continued employment on the date of payment.

(6)	Mr. Marchetti commenced employment as Legacy Dragonfly’s Chief Financial Officer on September 6, 2021. On August 20, 2023, upon mutual agreement between us and Mr. Marchetti, Mr. Marchetti resigned from his position as our Chief Financial Officer. Mr. Marchetti continued in the role of Senior Vice President, Operations until his employment was terminated on April 19, 2024. As a result, Mr. Marchetti’s 26,585 RSUs were forfeited.
(7)	On April 12, 2024, Mr. Marchetti received a contingent cash award in the amount of $215,333.33 for services performed in December 31, 2023, which will not be paid out to Mr. Marchetti until we have achieved a minimum cash balance of $30,000,000, subject to his continued employment on the date of payment. As a result of the termination of Mr. Marchetti’s employment, his contingent cash award was forfeited.

In 2022, the Compensation Committee engaged Compensia, Inc. as our independent compensation consultant. Compensia, Inc. viewed both executive and director compensation and did not provide us any other services. Compensia, Inc. reported directly to the Compensation Committee and provided guidance on trends in executive and non-employee director compensation, the development of specific executive compensation programs, the composition of our compensation peer group and other matters as directed by the Compensation Committee. Dragonfly Energy Holdings Corp. did not engage an independent compensation consultant for years ended December 31, 2023 or December 31, 2024.

Named Executive Officer Employment Agreements

We have entered into employment agreements, dated as of October 11, 2022 with each of Dr. Phares and Mr. Marchetti. On November 7, 2022, we entered into an employment agreement with each of Mr. Seaburg and Mr. Bourns.

Each agreement provides for a three-year initial employment term, with automatic three-year renewal terms thereafter, subject to 90 days’ notice of non-renewal by either party. Each agreement also provides for the executive to receive an annual base salary (Dr. Phares — $622,000; Mr. Marchetti — $370,000; Mr. Seaburg — $340,000; Mr. Bourns — $280,000) and to be eligible for an annual bonus of up to a specified percentage of the executive’s base salary (Dr. Phares — 100%; Mr. Marchetti — 63%; Mr. Seaburg – 92%; Mr. Bourns – 30%). The executive is generally eligible for an annual bonus only if he remains employed with us through the date the bonus is paid (or if the executive’s employment terminates due to his death or disability during the year). The executive is also eligible to receive a long-term incentive award each fiscal year with a grant-date value not less than a dollar amount specified in the agreement (Dr. Phares — $1,532,000; Mr. Marchetti — $646,000; Mr. Seaburg — $490,000; Mr. Bourns — $236,000), with the terms and conditions of each such award to be determined by the Compensation Committee. Each agreement also includes non-competition and non-solicitation covenants that apply for 12 months following the executive’s termination of employment, and certain confidentiality and other covenants.

If the executive’s employment is terminated by us without “cause” or by the executive for “good reason” (as such terms are defined in the employment agreement) and other than a termination in connection with a change in control as described below, the executive would be entitled to receive (i) cash severance equal to 1.5 times the executive’s annual base salary (in the case of Dr. Phares) or 1.0 times the executive’s annual base salary (in the case of Mr. Marchetti, Mr. Seaburg, and Mr. Bourns), payable in installments over two years following the termination date, (ii) reimbursement of monthly COBRA premiums for the executive and his dependents for up to 18 months (in the case of Dr. Phares) or 12 months (in the case of Mr. Marchetti, Mr. Seaburg, and Mr. Bourns), and (iii) vesting in full of any time-based equity awards granted by us to the executive (with any performance-based awards to remain eligible to vest following termination if the applicable performance conditions are satisfied). In such circumstances, Dr. Phares would also be entitled to receive payment of 1.5 times the annual bonus he would have received for the fiscal year in which his termination occurs, pro-rated to reflect the portion of the fiscal year he was employed prior to his termination.

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

On April 19, 2024, Mr. Marchetti’s employment with us as our Senior Vice President, Operations, was terminated.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding options to acquire our common stock held by each of the NEOs as of December 31, 2024, including the vesting dates for the portions of these awards that had not vested as of that date. The NEO did not hold any other outstanding equity awards as of that date.

	Option Awards
			Equity
			Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised		Option	Option
	Options (#)	Options (#)	Unearned		Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)		Price ($)	Date
Dr. Denis Phares	—	—	63,046	(1)	4.05	04/12/2034
Wade Seaburg	—	—	20,165	(1)	4.05	04/12/2034
	823	—	—		5.31	06/09/2030
	712	—	—		5.31	10/19/2030
	8,209	—	1,642	(2)	26.01	08/04/2031
	2,532	—	903	(3)	26.00	12/06/2031
	507	—	—		25.96	12/06/2031
Tyler Bourns	4,558	—	1,353	(2)	26.01	12/06/2031
Tyler Bourns	—	—	9,712	(1)	4.05	04/12/2034

(1)	Restricted stock units vest annually as to 1/3rd on April 12, 2025, with the remaining shares vesting in equal annual installments over a period of 2 years.
(2)	Stock options vest as to 1/4th on August 4, 2022, with the remaining shares vesting in equal monthly installments over a period of 36 months commencing on September 4, 2022.
(3)	Stock options vest as to 1/4th on December 6, 2021, with the remaining shares vesting in equal monthly installments over a period of 36 months commencing on January 6, 2022.

Equity Grants

For services performed during the year ended December 31, 2023, on April 12, 2024, Dr. Phares was granted 63,046 restricted stock units (“RSUs”), Mr. Marchetti was granted 26,585 RSUs, Mr. Seaburg was granted 20,165 RSUs, and Mr. Bourns was granted 9,712 RSUs. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. In addition to the RSU awards, our Board also approved the following cash awards to the above referenced employees: (i) $510,666.67 to Dr. Phares; (ii) $215,333.33 to Mr. Marchetti, (iii) $163,333.33 to Mr. Seaburg; and (iv) $78,667.67 to Mr. Bourns. Each of the approved cash awards will not be paid out to the employees until we have achieved a minimum cash balance of $30,000,000, and are subject to each employee’s continued employment on the date of payment.

As a result of the termination of Mr. Marchetti’s employment, his 26,585 RSUs and cash award of $215,333.33 were forfeited.

Equity Grants

For services performed during the year ended December 31, 2022, on February 10, 2023, Dr. Phares was granted 22,697 RSUs, Mr. Marchetti was granted 9,571 RSUs, Mr. Seaburg was granted 7,260 RSUs and Mr. Bourns was granted 3,497 RSUs. Each grant vested in full on the date of grant.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, stock options at particular times. We have in the past typically granted RSUs to our officers and directors and do not typically grant stock options but may do so in the future. The timing of any stock option grants in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of stock options occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

No stock options were issued to executive officers in 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

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

Effective on the October 7, 2022, we granted each of our Non-Employee Directors then serving of the Board (i.e. Jonathan Bellows, Perry Boyle, Karina Montilla Edmonds, Luisa Ingargiola, Brian Nelson, and Rick Parod) an award of 3,334 RSUs under the 2022 Plan that are eligible to vest on the first anniversary of the grant date, subject to the director’s continued service on the Board through the vesting date.

On April 12, 2024, we granted each of our Non-Employee Directors then serving on the Board (i.e. Jonathan Bellows, Perry Boyle, Karina Montilla Edmonds, Luisa Ingargiola, Brian Nelson, and Rick Parod) an award of 24,692 RSUs units under the 2022 Plan that are eligible to vest in three equal annual installments, beginning on the first anniversary of the grant date, subject to the director’s continued service on the Board through each vesting date.

Director Compensation Table — Fiscal 2024

The following table sets forth certain information concerning compensation awarded to, earned by, or paid to our Non-Employee Directors for services on our board during the year ended December 31, 2024. Dr. Phares did not receive any additional compensation for his service on the Board during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Jonathan Bellows	44,100	100,000	—	—	144,100
Perry Boyle	44,100	100,000	—	—	144,100
Karina Montilla Edmonds, Ph.D.	51,600	100,000	—	—	151,600
Luisa Ingargiola	74,100	100,000	—	—	174,100
Brian Nelson	55,350	100,000	—	—	155,350
Rick Parod	44,100	100,000	—	—	144,100

(1)

The amount reported in this column reflects the grant date fair value of the stock option and/or RSUs granted to the Non-Employee Directors for services performed during the year ended December 31, 2023 under the 2022 Plan as described above and is accounted for in accordance with FASB ASC Topic 718. Please see the section titled “Stock-Based Compensation” in our Notes to Consolidated Financial Statements included in our Annual Report. As of March 31, 2025, each Non-Employee Director held 24,692 unvested RSUs.

(2)	As of December 31, 2024, the following options remained outstanding: (i) Luisa Ingargiola held options exercisable for 10,836 shares of common stock; and (ii) Brian Nelson held options exercisable for 7,227 shares of common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2025, with respect to the beneficial ownership of common stock by the following:

●	Each other person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our outstanding shares of common stock;
●	each of our named executive officers;
●	each of our current directors; and
●	all of our executive officers and directors as a group.

Information relating to beneficial ownership of the voting securities by our principal stockholders and management is based upon each person’s information using “beneficial ownership” concepts under the SEC rules. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 31, 2025 (“Presently Exercisable Securities”), are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

The table reflects 7,589,642 shares common stock outstanding as of March 27, 2025 plus any shares issuable upon exercise of Presently Exercisable Securities held by such person or entity.

Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, ownership consists of sole ownership, voting and investment rights, and the address for each stockholder listed is c/o 12915 Old Virginia Rd, Reno, Nevada 89521.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Holders:
Dynavolt Technology (HK) Ltd.(1)	1,313,434	17.31%

Named Executive Officers and Directors:
Dr. Denis Phares(2)(3)	1,802,303	23.75%
Dr. Vickram Singh(4)	20,110	*
John Marchetti (5)	-	*
Wade Seaburg(6)	35,194	*
Tyler Bourns(7)	11,836	*
Luisa Ingargiola(8)	22,401	*
Brian Nelson(9)	19,446	*
Perry Boyle(10)	13,722	*
Jonathan Bellows(11)	11,565	*
Rick Parod(12)	11,565	*
Karina Montilla Edmonds(13)	11,599	*
All Executive Officers and Directors as a group (10 persons):	1,959,741	25.82%

* Less than one percent.

(1)	Based on the Schedule 13D filed by Dynavolt Technology (HK) Ltd. (“Dynavolt”) on October 12, 2022. The business address of Dynavolt is Flat/Room 02-03 26/F, Bea Tower Millennium City 5, 418 Kwun Tong Road, Kwun Tong, Hong Kong.

(2)	Excludes 25,000,000 shares of common stock not yet payable as the earnout contingencies have not yet been met and will not be met within 60 days of March 27, 2025.

(3)	Includes (i) 135,323 shares held on behalf of the Phares 2021 GRAT dated July 9, 2021, of which Dr. Phares is the trustee.
(4)	Includes 6,493 shares of common stock issuable upon exercise of outstanding stock options and 11,112 of restricted stock units exercisable within 60 days of March 27, 2025.

(5)	On April 19, 2024, Mr. Marchetti’s employment with us was terminated. As a result, his vested options were forfeited and his unvested options were terminated on such date.

(6)	Includes 14,220 shares of common stock issuable upon exercise of outstanding stock options and 6,722 of restricted stock units exercisable within 60 days of March 27, 2025.

(7)	Includes 5,175 shares of common stock issuable upon exercise of outstanding stock options and 3,237 of restricted stock units exercisable within 60 days of March 27, 2025.

(8)	Includes 10,836 shares of common stock issuable upon exercise of outstanding stock options and 8,231 of restricted stock units exercisable within 60 days of March 27, 2025.

(9)	Includes 7,881 shares of common stock issuable upon exercise of outstanding stock options and 8,231 of restricted stock units exercisable within 60 days of March 27, 2025.

(10)	Includes 8,231 shares of common stock issuable upon exercise of restricted stock units exercisable within 60 days of March 27, 2025.
(11)	Includes 8,231 shares of common stock issuable upon exercise of restricted stock units exercisable within 60 days of March 27, 2025.
(12)	Includes 8,231 shares of common stock issuable upon exercise of restricted stock units exercisable within 60 days of March 27, 2025.

(13)	Includes 8,231 shares of common stock issuable upon exercise of restricted stock units exercisable within 60 days of March 27, 2025.

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

The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans under equity compensation (excluding) securities reflected in column (a)
Plan Category	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders (1)	514,672	$8.52	850,738

Equity compensation plans not approved by security holders	—	—	—

Total	514,672	$8.52	850,738

(1) The amounts shown in this row include securities under the 2022 Plan, 2021 Plan and 2019 Plan.

(2) In accordance with the “evergreen” provision in the 2022 Plan, an additional 288,286 shares were automatically made available for issuance on the first trading day of 2025, which represents an amount equal 4% of the number of shares outstanding on December 31, 2024. In accordance with the “evergreen” provision in the ESPP, an additional 72,071 shares were automatically made available for issuance on the first trading day of 2025, which represents an amount equal to 1% of the number of shares of common stock issued and outstanding on December 31, 2024. The shares made available pursuant to the “evergreen” provisions are excluded from this calculation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Separation Agreements

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

Item 14. Principal Accounting Fees and Services

Audit Fees

On November 15, 2023, Marcum LLP (“Marcum”) was appointed as our independent registered public accounting firm. The aggregate fees billed, or reasonably expected to be billed, to us by Marcum for professional services rendered during the twelve months ended December 31, 2024, and 2023, are set forth in the table below:

Fee Category	Twelve months ended December 31, 2024	Twelve months ended December 31, 2023
Audit fees (1)	$605,440	$468,517
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total Fees	$605,440	$468,517

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

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

In accordance with applicable laws, rules and regulations, our Audit Committee charter and pre-approval policies established by the Audit Committee require that the Audit Committee review in advance and pre-approve all audit and permitted non-audit fees for services provided to us by our independent registered public accounting firm. The services performed by, and the fees to be paid to, the Independent Auditors were preapproved by the Audit Committee.

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

3.	Exhibits

		Incorporated By Reference
Exhibit No .	Description	Form	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of May 15, 2022, by and among Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.), Bronco Merger Sub, Inc. and Dragonfly Energy Corp. (included as Annex A to the proxy statement/prospectus).	S-4	2.1	07/22/2022
2.2	Amendment to Agreement and Plan of Merger, dated as of July 12, 2022, by and among Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.), Bronco Merger Sub, Inc. and Dragonfly Energy Corp.	S-4	2.1(a)	07/22/2022
2.3	Plan of Conversion.	8-K	2.1	03/31/2023
3.1	Articles of Incorporation of Dragonfly Energy Holdings Corp.	8-K	3.1	03/31/2023
3.2	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., dated November 29, 2023.	8-K	3.1	11/29/2023
3.3	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., as filed with the Secretary of State of the State of Nevada, dated November 19, 2024.	8-K	3.1	11/22/2024
3.4	Bylaws of Dragonfly Energy Holdings Corp.	8-K	3.2	03/31/2023
3.5	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series A Convertible Preferred Stock of Dragonfly Energy Holdings Corp.	8-K	3.1	02/27/2025
4.1	Specimen Common Stock Certificate of Dragonfly Energy Holdings Corp.	8-K	4.1	10/11/2022
4.2	Form of $10 Warrant of Dragonfly Energy Holdings Corp.	8-K	4.2	10/11/2022
4.3	Form of Penny Warrant of Dragonfly Energy Holdings Corp.	8-K	4.3	10/11/2022
4.4	Warrant Agreement, dated as of October 19, 2022, between Dragonfly Energy Holdings Corp. and American Stock Transfer & Trust Company, LLC.	S-1	4.4	10/21/2022
4.5	Specimen Warrant Certificate of Dragonfly Energy Holdings Corp.	10-K	4.5	04/17/2023
4.6	Promissory Note of the Company, dated March 5, 2023.	8-K	4.1	03/09/2023
4.7	Form of June 2023 Warrant.	8-K	4.1	06/21/2023
4.8	Form of Underwriters’ Warrant.	S-1/A	4.8	06/14/2023
4.9	Form of December 2023 Lender Penny Warrant.	8-K	4.1	12/29/2023
4.10	Form of January Note.	8-K	4.1	03/04/2024
4.11	Form of February Note.	8-K	4.1	03/04/2024
4.12	Form of May 2024 Penny Warrant.	10-Q	4.3	05/14/2024
4.13	Form of June 2024 Penny Warrant.	8-K	4.1	06/28/2024
4.14	Form of September 2024 Penny Warrant.	8-K	4.1	10/07/2024
4.15	Form of December 2024 Penny Warrant.	8-K	4.1	01/03/2025
4.16	Form of Private Placement Warrant.	8-K	4.1	02/27/2025
4.17	Form of February 2025 Penny Warrant.	8-K	4.2	02/27/2025
4.18*	Description of Securities.
10.1	Sponsor Support Agreement, dated as of May 15, 2022, by and among Chardan NexTech Investments 2 LLC, Dragonfly Energy Corp. and Chardan NexTech Investments 2 LLC (included as Annex E to the proxy statement/prospectus).	S-4	10.4	07/22/2022
10.2	Commitment Letter, dated as of May 15, 2022, by and among Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.), Dragonfly Energy Corp., CCM Investments 5 LLC and EICF Agent LLC (included as Annex J to the proxy statement/prospectus).	S-4	10.5	07/22/2022

10.3	Equity Facility Letter Agreement, dated as of May 15, 2022, by and among Dragonfly Energy Corp., Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.) and CCM Investments 5 LLC (included as Annex K to the proxy statement/prospectus).	S-4	10.6	07/22/2022
10.4	Subscription Agreement, dated as of May 15, 2022, between Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.) and Chardan NexTech Investments 2 LLC (included as Annex F to the proxy statement/prospectus).	S-4	10.7	07/22/2022
10.5++	Dragonfly Energy Holdings Corp. 2022 Equity Incentive Plan.	8-K	10.5	10/11/2022
10.6++	Dragonfly Energy Holdings Corp. Employee Stock Purchase Plan.	8-K	10.6	10/11/2022
10.7	Multi-tenant Industrial Triple Net Lease, dated as of March 1, 2021, between Dragonfly Energy Corp. and Icon Reno Property Owner Pool 3 Nevada, LLC.	S-4	10.11	07/22/2022
10.8	Lease, dated as of February 8, 2022, between Dragonfly Energy Corp. and Prologis, L.P.	S-4	10.12	07/22/2022
10.9#	Purchase Agreement, dated as of October 7, 2022, between Dragonfly Energy Holdings Corp. and Chardan Capital Markets LLC.	8-K	10.10	10/11/2022
10.10	Registration Rights Agreement, dated as of October 7, 2022, between Dragonfly Energy Holdings Corp. and Chardan Capital Markets LLC.	8-K	10.11	10/11/2022
10.11	Term Loan Agreement, dated as of October 7, 2022, by and among the Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.12	10/11/2022
10.12	Pledge Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp. and Alter Domus (US) LLC.	8-K	10.13	10/11/2022
10.13++	Employment Agreement, dated as of January 1, 2022, by and between Dragonfly Energy Corp. and Denis Phares.	8-K	10.14	10/11/2022
10.14++	Amendment to Employment Agreement, dated as of May 15, 2022, by and between Dragonfly Energy Corp. and Denis Phares.	8-K	10.15	10/11/2022
10.15++	Employment Agreement, dated as of August 17, 2021, by and between Dragonfly Energy Corp. and John Marchetti.	8-K	10.18	10/11/2022
10.16++	Dragonfly Energy Corp. 2019 Stock Incentive Plan.	8-K	10.19	10/11/2022
10.17++	Dragonfly Energy Corp. 2021 Stock Incentive Plan.	8-K	10.20	10/11/2022
10.18	Amended and Restated Registration Rights Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp. and each of the stockholders thereto.	8-K	10.21	10/11/2022
10.19*++	Revised Director Compensation Policy.
10.20++	Employment Agreement, dated as of October 11, 2022, by and between Dragonfly Energy Holdings Corp. and Denis Phares.	S-1	10.23	11/4/2022
10.21++	Employment Agreement, dated as of October 11, 2022, by and between Dragonfly Energy Holdings Corp. and John Marchetti.	S-1	10.24	11/4/2022
10.22++	First Amended and Restated Employment Agreement, dated February 24, 2023, by and between Dragonfly Energy Holdings Corp. and John Marchetti.	8-K	10.1	03/02/2023
10.23	Asset Purchase Agreement, dated April 22, 2022, by and among Dragonfly Energy Corp., Thomason Jones Company, LLC, William Thomason and Richard Jones.	10-K	10.28	04/17/2023
10.24	Manufacturing Supply Agreement, dated November 19, 2021, by and between Dragonfly Energy Holdings Corp. and Keystone RV Company.	10-K	10.29	04/17/2023
10.25	Asset Purchase Agreement, dated January 1, 2022, by and between Dragonfly Energy Holdings Corp. and Bourns Productions, Inc.	10-K	10.30	04/17/2023
10.26	Assignment and Assumption Agreement, dated January 1, 2022, by and between Dragonfly Energy Corp. and Bourns Productions, Inc.	10-K	10.31	04/17/2023
10.27	Assignment and Assumption of Lease Agreement, dated January 1, 2022, by and among Dragonfly Energy Corp., Bourns Productions, Inc. and Los Angeles & Steel Co.	10-K	10.32	04/17/2023

10.28	Research and Development Lab Lease, dated April 25, 2019, by and between Dragonfly Energy Corp. and BRE RS Greg Park Owner LLC.	10-K	10.33	04/17/2023
10.29	Amendment No. 1 to Research and Lab Lease, dated March 12, 2020, by and between Dragonfly Energy Corp. and DRE RS Greg Park Owner LLC.	10-K	10.34	04/17/2023
10.30	Amendment No. 2 to Research and Lab Lease, dated July 27, 2020, by and between Dragonfly Energy Corp. and DRE RS Greg Park Owner LLC.	10-K	10.35	04/17/2023
10.31	Amendment No. 3 to Research and Lab Lease, dated August 26, 2020, by and between Dragonfly Energy Corp. and DRE RS Greg Park Owner LLC.	10-K	10.36	04/17/2023
10.32	Amendment No. 4 to Research and Lab Lease, dated December 16, 2020, by and between Dragonfly Energy Corp. and BRS RS Greg Park Owner LLC.	10-K	10.37	04/17/2023
10.33	Amendment No. 5 to Research and Lab Lease, dated January 28, 2022, by and between Dragonfly Energy Corp. and BRS RS Greg Park Owner LLC.	10-K	10.38	04/17/2023
10.34	Limited Waiver, dated as of March 29, 2023, to the Term Loan, Guarantee and Security Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	03/29/2023
10.35	Limited Waiver, dated as of December 29, 2023, to the Term Loan, Guarantee and Security Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	12/29/2023
10.36++	Employment Agreement, dated as of November 7, 2022, by and between Dragonfly Energy Holdings Corp. and Wade Seaburg.	10-K	10.42	04/16/2024
10.37++	Employment Agreement, dated as of November 7, 2022, by and between Dragonfly Energy Holdings Corp. and Tyler Bourns.	10-K	10.43	04/16/2024
10.38	Fernley Lease, dated April 12, 2024, by and between Dragonfly Energy Corp., Cottonmill Properties, LLC, and Marlene Thier.	10-K	10.44	04/16/2024
10.39++	Amendment No. 1 to Employment Agreement, effective as of April 12, 2024, by and between Dragonfly Energy Holdings Corp. and Denis Phares.	10-K	10.45	04/16/2024

10.40++	Amendment No. 1 to Employment Agreement, effective as of April 12, 2024, by and between Dragonfly Energy Holdings Corp. and Wade Seaburg.	10-K	10.46	04/16/2024
10.41++	Amendment No. 1 to Employment Agreement, effective as of April 12, 2024, by and between Dragonfly Energy Holdings Corp. and Tyler Bourns.	10-K	10.47	04/16/2024
10.42	Limited Waiver, dated as of May 13, 2024, to the Term Loan, Guarantee and Security Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	10-Q	10.1	05/14/2024
10.43	Amended and Restated ChEF Purchase Agreement, by and between Chardan Capital Markets LLC and Dragonfly Energy Holdings Corp., dated May 20, 2024.	8-K	10.1	05/20/2024
10.44	Limited Waiver and First Amendment to Term Loan, Guarantee and Security Agreement, dated as of June 28, 2024, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	07/01/2024
10.45#	Trademark License Agreement, by and among Dragonfly Energy Corp., Battle Born Battery Products, LLC, and Stryten Energy LLC, dated as of July 29, 2024.	8-K/A	10.1	08/01/2024
10.46#	Trademark Transfer and License-Back Agreement, by and between Dragonfly Energy Corp. and Battle Born Battery Products, LLC, dated as of July 29, 2024.	8-K/A	10.2	08/01/2024
10.47#	Limited Waiver, Consent and Second Amendment to Term Loan, Guarantee and Security Agreement, dated as of July 29, 2024, by and among Dragonfly Energy Corp., Dragonfly Energy Holdings Corp., Battle Born Battery Products, LLC, the lenders from time-to-time party thereto and Alter Domus (US) LLC.	8-K/A	10.3	08/01/2024
10.48	Joinder Agreement, by Battle Born Battery Products, LLC and acknowledged by Dragonfly Energy Corp., and Dragonfly Energy Holdings Corp., dated as of July 29, 2024.	8-K/A	10.4	08/01/2024
10.49	Limited Waiver and Third Amendment to Term Loan, Guarantee and Security Agreement, dated as of September 30, 2024, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	10/07/2024
10.50	Limited Waiver and Fourth Amendment to Term Loan, Guarantee and Security Agreement, dated as of December 31, 2024, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., Battle Born Battery Products, LLC, the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	01/03/2025
10.51	Support Agreement, dated as of December 31, 2024, by and among Dragonfly Energy Holdings Corp. and the shareholder identified on the signature pages thereto.	8-K	10.2	01/03/2025
10.52++	Employment Agreement by and between Vickram Singh and Dragonfly Energy Holdings Corp, dated February 1, 2025.	8-K	10.1	02/05/2025
10.53#	Form of Securities Purchase Agreement, dated February 26, 2025, by and between Dragonfly Energy Holdings Corp. and the investor listed on the Schedule of Buyers thereto.	8-K	10.1	02/27/2025
10.54	Form of Registration Rights Agreement, dated February 26, 2025, by and between Dragonfly Energy Holdings Corp. and the investor listed on the Schedule of Buyers thereto.	8-K	10.2	02/27/2025
10.55	Support Agreement, dated February 26, 2025, by and between Dragonfly Energy Holdings Corp. and the stockholder signatory thereto.	8-K	10.3	02/27/2025
10.56#	Fifth Amendment to Term Loan, Guarantee and Security Agreement, dated as of February 26, 2025, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., Battle Born Battery Products, LLC, the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.4	02/27/2025
16.1	Letter dated March 24, 2025 from Marcum LLP to the Securities and Exchange Commission.	8-K	16.1	03/24/2025
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of CBIZ CPAs P.C.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
97.1	Dragonfly Energy Holdings Corp. Compensation Recovery Policy.	10-K	97.1	04/16/2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

# Portions of schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

++ Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Reno, Nevada, on the 31st day of March, 2025.

DRAGONFLY ENERGY HOLDINGS CORP.

By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer, Interim Chief Financial Officer and President
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Dragonfly Energy Holdings Corp.

Signature	Title	Date

/s/ Denis Phares	Chief Executive Officer, Interim Chief Financial Officer, President and Chairman	March 31, 2025
Denis Phares	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Jonathan Bellows	Director	March 31, 2025
Jonathan Bellows

/s/ Perry Boyle	Director	March 31, 2025
Perry Boyle

/s/ Karina Montilla Edmonds	Director	March 31, 2025
Karina Montilla Edmonds

/s/ Luisa Ingargiola	Director	March 31, 2025
Luisa Ingargiola

/s/ Brian Nelson	Director	March 31, 2025
Brian Nelson

/s/ Rick Parod	Director	March 31, 2025
Rick Parod

Item 8. Financial Statements and Supplemental Data

DRAGONFLY ENERGY HOLDINGS CORP.

Dragonfly Energy Holdings Corp.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Dragonfly Energy Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dragonfly Energy Holdings Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2023.

New York, NY

March 31, 2025

Dragonfly Energy Holdings Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	2024	2023

Current Assets
Cash and cash equivalents	$4,849	$12,713
Accounts receivable, net of allowance for credit losses	2,416	1,639
Inventory	21,716	38,778
Prepaid expenses	806	772
Prepaid inventory	1,362	1,381
Prepaid income tax	307	519
Assets held for sale	644	-
Other current assets	825	118
Total Current Assets	32,925	55,920
Property and Equipment
Machinery and equipment	16,778	16,714
Office furniture and equipment	355	319
Leasehold improvements	9,103	1,727
Vehicle	33	33
Total	26,269	18,793
Less accumulated depreciation and amortization	(4,162)	(2,824)
Property and Equipment, Net	22,107	15,969
Operating lease right of use asset, net	19,737	3,315
Other assets	445	-
Total Assets	$75,214	$75,204

Current Liabilities

Accounts payable	$10,716	$10,258
Accrued payroll and other liabilities	4,129	7,107
Accrued tariffs	1,915	1,713
Accrued settlement, current portion	750	-
Customer deposits	317	201
Deferred revenue, current portion	1,000	-
Uncertain tax position liability	55	91
Notes payable, current portion, net of debt issuance costs	-	19,683
Operating lease liability, current portion	2,926	1,288
Financing lease liability, current portion	47	36
Total Current Liabilities	21,855	40,377
Long-Term Liabilities
Deferred revenue, net of current portion	3,583	-
Warrant liabilities	5,133	4,463
Accrued expenses-long term	-	152
Accrued settlement, net of current portion	1,750	-
Notes payable, non current portion, net of debt issuance costs	29,646	-
Operating lease liability, net of current portion	22,588	2,234
Financing lease liability, net of current portion	63	66
Total Long-Term Liabilities	62,763	6,915
Total Liabilities	84,618	47,292
Commitments and Contingencies (See Note 5)
Stockholders’ (Deficit) Equity
Preferred stock, 5,000,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Common stock, 250,000,000 shares at $0.0001 par value, authorized, 7,232,650 and 6,695,587 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Additional paid in capital	72,749	69,450
Accumulated deficit	(82,154)	(41,539)
Total Stockholders’ (Deficit) Equity	(9,404)	27,912
Total Liabilities and Stockholders’ (Deficit) Equity	$75,214	$75,204

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Consolidated Statements of Operations

Years Ended December 31, 2024 and 2023

(in thousands, except share and per share data)

	2024	2023

Net Sales	$50,645	$64,392

Cost of Goods Sold	39,019	48,946

Gross Profit	11,626	15,446

Operating Expenses
Research and development	5,451	3,863
General and administrative	21,909	26,389
Selling and marketing	10,025	12,623

Total Operating Expenses	37,385	42,875

Loss From Operations	(25,759)	(27,429)

Other (Expense) Income
Interest expense, net	(21,504)	(16,015)
Other (expense) income	(36)	19
Change in fair market value of warrant liability	6,684	29,582
Total Other (Expense) Income	(14,856)	13,586

Net Loss Before Taxes	(40,615)	(13,843)

Income Tax Expense (Benefit)	-	(26)

Net Loss	$(40,615)	$(13,817)

Loss Per Share- Basic & Diluted	$(5.91)	$(2.36)

Weighted Average Number of Shares - Basic & Diluted	6,866,826	5,865,165

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Consolidated Statements of Shareholders’ Equity (Deficit)

Years Ended December 31, 2024 and 2023

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2023	4,811,078	$-	$38,465	$(27,722)	$10,743

Net loss	-	-	-	(13,817)	(13,817)
Common stock issued in public offering (ATM), net of costs	65,389	-	1,273	-	1,273
Common stock issued in public offering, net of costs	1,267,223	1	7,877	-	7,878
Exercise of stock options	101,963	-	586	-	586
Exercise of public warrants	7,219	-	747	-	747
Exercise of investor warrants	30,345	-	546	-	546
Cashless exercise of liability classified warrants	341,036	-	13,246	-	13,246
Shares issued for vested restricted stock units	71,334	-	-	-	-
Stock compensation expense	-	-	6,710	-	6,710

Balance - December 31, 2023	6,695,587	1	69,450	(41,539)	27,912

Net loss	-	-	-	(40,615)	(40,615)
Adjustment due to the rounding impact from the reverse stock split in lieu of issuing fractional shares	123,408	-	-	-	-
Common stock issued in public offering (ATM), net of costs	350,423	-	2,025	-	2,025
Share issuance under ESPP	61,178	-	250	-	250
Share cancellation	(49)	-	-	-	-
Exercise of stock options	1,240	-	4	-	4
Shares issued for vested restricted stock units	863	-	-	-	-
Stock compensation expense	-	-	1,020	-	1,020

Balance - December 31, 2024	7,232,650	$1	$72,749	$(82154)	$(9,404)

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Consolidated Statements of Cash Flows

Years Ended December 31, 2024 and 2023

(in thousands)

	2024	2023
Cash flows from Operating Activities
Net (Loss)	$(40,615)	$(13,817)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Stock based compensation	1,020	6,710
Amortization of debt discount	7,241	1,470
Change in fair market value of warrant liability	(6,684)	(29,582)
Non-cash interest expense (paid-in kind)	10,058	4,938
Provision for credit losses	3	114
Depreciation and amortization	1,372	1,237
Amortization of right of use of assets	2,231	1,179
Loss on disposal of property and equipment	-	116
Loss on impairment of assets	873	-
Write-off of prepaid inventory	69	596
Changes in Assets and Liabilities
Accounts receivable	(780)	(309)
Inventories	17,062	11,411
Prepaid expenses	(42)	852
Prepaid inventory	(50)	25
Other current assets	(707)	149
Other assets	(445)	19
Income taxes payable	212	6
Accounts payable and accrued expenses	(5,365)	(3,527)
Accrued tariffs	202	781
Accrued settlement	2,500	-
Deferred revenue	4,583	-
Uncertain tax position liability	(36)	(37)
Customer deposits	116	(37)
Total Adjustments	33,433	(3,889)
Net Cash Used in Operating Activities	(7,182)	(17,706)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	8	-
Purchase of property and equipment	(2,737)	(6,885)
Net Cash Used in Investing Activities	(2,729)	(6,885)

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2024 and 2023

(in thousands)

(continued from previous page)	2024	2023
Cash Flows From Financing Activities
Proceeds from public offering	-	21,646
Proceeds from public offering (ATM), net	2,043	1,273
Proceeds from note payable, related party	2,700	1,000
Repayment of note payable, related party	(2,700)	(1,000)
Repayment of note payable	-	(5,275)
Proceeds from exercise of public warrants	-	747
Proceeds from exercise of options	4	586
Proceeds from exercise of investor warrants	-	546
Net Cash Provided by Financing Activities	2,047	19,523

Net Decrease in cash and cash equivalents	(7,864)	(5,068)
Beginning Cash and cash equivalents - beginning of year	12,713	17,781
Ending Cash and cash equivalents - end of year	$4,849	$12,713

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$238
Cash paid for interest	$6,288	$9,102
Supplemental Non-Cash Items
Purchases of property and equipment, not yet paid	$1,703	$96
Recognition of right of use asset obtained in exchange for operating lease liability	$18,653	$-
Recognition of leasehold improvements obtained in exchange for operating lease liability	$4,683	$-
Recognition of warrant liability - Investor Warrants	$-	$13,762
Recognition of warrant liability - Penny Warrants	$7,354	$698
Settlement of accrued liability for employee stock purchase plan	$250	$-
Reclassification of assets held for sale	$644	$-
Non-cash impact of cash exercise of liability classified warrants	$-	$617
Cashless exercise of liability classified warrants	$-	$12,629

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 1 - NATURE OF BUSINESS

Dragonfly Energy Holdings Corp. (the “Company”) sells lithium ion battery packs for use in a wide variety of applications. The Company sells to distributors under the Dragonfly Energy brand name, and sells direct to consumers under the trade name Battleborn Batteries. In addition, the Company develops technology for improved lithium ion battery manufacturing and assembly methods.

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

On November 29, 2023, the Company filed an amendment to the articles of incorporation with the State of Nevada, to increase the number of authorized shares of it common stock to 250,000,000 shares. The par value remained at $0.0001 per share.

On November 12, 2024, the Company’s Board of Directors approved the implementation of a 1-for-9 reverse stock split of the Company’s common stock, par value $0.0001 per share (“Common Stock”) and a corresponding proportional reduction in the number of common stock shares issued and outstanding. The reverse stock split was effected upon market open on November 22, 2024, (the “Effective Date”), and shares of Common Stock began trading on a split-adjusted basis as of market open on November 22, 2024.

All shares of Common Stock, stock option awards and per share amounts contained in the Consolidated Financial Statements and Notes have been retroactively adjusted to reflect the 1-for-9 reverse stock split.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with “U.S. GAAP” and present the consolidated financial statements of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances are eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Going Concern (Continued)

For the years ended December 31, 2024 and 2023, the Company incurred losses from operations and had negative cash flow from operations. As of December 31, 2024, the Company had $4,849 in cash and cash equivalents and a working capital of $11,070. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements.

In connection with the Company’s senior secured term loan facility in an aggregate principal amount of $75,000 (as amended, the “Term Loan”), the Company is obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures (See Note 6). On March 31, 2024, April 29, 2024, May 30, 2024, June 28, 2024, July 31, 2024, August 31, 2024, September 30, 2024, October 31, 2024, November 30, 2024 and December 31, 2024 the Company obtained waivers from the Term Loan administrative agent and lenders of its failures to satisfy the liquidity requirement under the Term Loan for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024 and the fiscal months ended April 30, 2024, May 31, 2024, July 31, 2024, August 31, 2024, October 31, 2024 and November 30, 2024, as applicable.

On February 2025, subsequent to the current year ended December 31, 2024, the Company entered into a Securities Purchase agreement (“Purchase Agreement”). The Purchase Agreement calls for the Company to authorize a new series of convertible preferred stock of the Company designated as the Series A Convertible Preferred Stock, which shall be convertible into shares of the Company’s common stock, and sell to each Buyer an aggregate number of shares of Series A Preferred Stock and 20 warrants, to each buyer, that are convertible to common stock.

Total expected proceeds amount to $8,000 which the Company will use for working capital, general corporate purposes and mandatory payments on the Term Loan if more than $8,000 is raised. In addition, investors received warrants to purchase up to 4,000 shares of Series A preferred stock at $10,000 per share, potentially providing up to $40 million in future capital. We received $3,500 less $300 in costs on February 27, 2025 and expect to receive the remaining $4,500, minus costs, in early May 2025.

In addition to the Purchase Agreement, the Term Loan was amended to (i) extend the maturity date by one (1) year to October 2027, (ii) defer all principal and interest payments to April 2026 and (iii) remove any applicable financial covenants (except for a financial covenant requiring the Company to maintain cash and cash equivalents equal to or greater than $2,500) for the next one and a half years.

As presented above, strategic initiatives were executed in order to alleviate the substantial doubt, such as the Company’s ability to raise funds through the Purchase Agreement, the maturity extension of the Term Loan (which reclassifies the loan as long-term on the financial statements for the year ending December 31, 2024), and the absence of any covenants, other than a $2,500 minimum cash requirement, for at least one year from the financial statement issuance date. While these initiatives were enough support to move our debt to a long term classification, the initiatives were not enough support to completely alleviate the Company’s going concern. Due to no other concessions being made by the lenders in terms of future debt and interest due, except for extending payments into 2026 and the maturity date by one year, and due to the inherent uncertainty surrounding the realization of projected revenues from new markets, management concluded that there is significant doubt about the Company’s ability to continue as a going concern.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies(continued)

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, the Company held no Cash Equivalents.

From time to time the Company has amounts on deposit with financial institutions that exceed federally insured limits. The Company has not experienced any significant losses in such accounts.

Accounts Receivable

The Company’s trade receivables are recorded when billed and represent claims against third parties that will be settled in cash. Generally, payment is due from customers within 30- 90 days of the invoice date and the contracts do not have significant financing components. Trade accounts receivables are recorded gross and are net of any applicable allowance. The allowance for credit losses as of December 31, 2024 and 2023 were not material.

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

Assets Held for Sale

Assets held for sale are valued at the lower of the carrying amount or the net realizable value estimated at December 31, 2024. Impairment to carrying amounts are recognized to non-operating expenses. The Assets held for sale, or the disposal group, consists of two research and development pieces of equipment that were not in use yet. Due to the nature of the disposal group being long-lived assets, the disposal group qualifies for the held for sale classification, as defined in ASC 360. Due to the Company shifting its focus from research and development efforts to product development, these assets would be put into service at an undeterminable time in the future and therefore, a search for a potential buyer was conducted. We have already invoiced the prospective buyer within the first three months of 2025 and plan to ship the equipment after payment is received.

Property and Equipment

Property and equipment are stated at cost, including the cost of significant improvements and renovations. Costs of routine repairs and maintenance are charged to expense as incurred. Depreciation and amortization are calculated by the straight line method over the estimated useful lives for owned property, or, for leasehold improvements, over the shorter of the asset’s useful life or term of the lease. Depreciation expense for the years ended December 31, 2024 and 2023 was $1,372 and $1,237, respectively.

The various classes of property and equipment and estimated useful lives are as follows:

Office furniture and equipment	3 to 7 years
Vehicles	5 years
Machinery and equipment	3 to 7 years
Leasehold improvements	Shorter of Useful Life of Remaining Term of Lease

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company utilizes the use of estimates in its calculations for the reserve for obsolete or slow moving inventory, going concern, right of use asset, warrant liability, equity based compensation, income taxes, leases and license arrangement.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of these asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. When indications of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets’ carrying value, the related assets will be written down to fair value. For the year ended December 31, 2024, the Company recorded an $873 impairment, in connection to the Assets Held for Sale, on the Consolidated Statement of Operations. There were no impairments for the year ended December 31, 2023.

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

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

The Company recognizes revenue from right-to-access license agreements upon the transfer of control to the customer. Upfront fees are deferred and recognized over the estimated period of benefit. Royalties are recognized as revenue when the customer’s underlying sales occur. The transaction price and timing of revenue recognition are adjusted as necessary to reflect changes in expectations.

The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. Payment terms for distributors and OEMs are typically due within 30-90 days after shipment. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of December 31, 2024 and 2023, the contract liability related to the Company’s customer deposits were approximately $317 and $201, respectively.

The Company recognized $201 of the contract liability as of December 31, 2023 during the year ended December 31, 2024. During the year ended December 31, 2023, the Company recognized $230 of the contract liability that was recorded as a January 1, 2023 beginning balance.

On July 29, 2024, Dragonfly Energy Corp. (“Legacy Dragonfly”), a wholly-owned subsidiary of the Company, and Battle Born Battery Products, LLC (“Battle Born LLC”), a wholly-owned subsidiary of Legacy Dragonfly, entered into a License Agreement (the “License Agreement”) with Stryten Energy LLC (“Stryten”) (Note 8). The $5,000 initial licensing fee is being recognized as revenue on a straight-line basis over five years. The Company has recorded $417 in revenue related to the license agreement for the year ended December 31, 2024. As of December 31, 2024 and 2023, the contract liability related to the Company’s deferred revenue were approximately $4,583 and $0, respectively. As of December 31, 2024, the Company had $1,000 in short term deferred revenue and $3,583 in long-term deferred revenue related to the license agreement.

Disaggregation of Revenue

The following table present our disaggregated revenues by distribution channel:

	December 31,
Sales	2024	2023
Direct to customer	$22,616	$36,875
Original equipment manufacture	27,612	27,517
License fee revenue	417	-
Total	$50,645	$64,392

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Shipping and Handling

Shipping and handling fees paid by customers are recorded within net sales, with the related expenses recorded in cost of sales. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses. Shipping and handling costs associated with outbound freight totaled $2,530 and $3,466 for the years ended December 31, 2024 and 2023, respectively.

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. The Company estimates, based upon a review of historical warranty claim experience, the costs that may be incurred under its warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation at December 31, 2024 and 2023 to be $514 and $307, respectively.

	December 31,
	2024	2023
Beginning warranty obligation	$307	$328
Provision of warranty expense	541	397
Settlement of warranty claims	(334)	(418)
Ending warranty obligation	$514	$307

Concentrations

As of December 31, 2024, receivables from Customer A and Customer B comprised approximately 21% and 15%, respectively, of accounts receivable. As of December 31, 2023, receivables from Customer C and D comprised approximately 28% and 10%, respectively, of accounts receivable. There are no other significant accounts receivable concentration.

Sales from Customer A comprised approximately 14% of the Company’s total revenue for the year ended December 31, 2024. Sales from Customer B comprised approximately 16% of the Company’s total revenue for the year ended December 31, 2023.

As of December 31, 2024, payables to Vendor A, Vendor B, and Vendor C comprised approximately 33%, 12%, and 11%, respectively, of accounts payables. As of December 31, 2023, payables to Vendor A comprised approximately 65% of accounts payables.

For the year ended December 31, 2024, Vendor A accounted for approximately 11% of the Company’s total purchases. For the year ended December 31, 2023, Vendor B accounted for approximately 14% of the Company’s total purchases.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

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

Advertising

The Company expenses advertising costs as they are incurred and are included in selling and marketing expenses. Advertising expenses amounted to $2,257 and $2,167 for the years ended December 31, 2024 and 2023, respectively.

Stock-Based Compensation

The Company accounts for stock based compensation arrangements with employees and non-employee consultants using a fair value method which requires the recognition of compensation expense for costs related to all stock based payments, including stock options (Note 12). The fair value method requires the Company to estimate the fair value of stock based payment awards to employees and non-employees on the date of grant using an option pricing model. Stock based compensation costs are based on the fair value of the underlying option calculated using the Black Scholes option pricing model and recognized as expense on a straight line basis over the requisite service period, which is the vesting period. Restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. The Company measures equity-based compensation awards granted to non-employees at fair value as the awards vest and recognizes the resulting value as compensation expense at each financial reporting period.

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income tax assets and liabilities (Note 14) are determined based on the estimated future tax effects of net operating loss, credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates.

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company had a liability of $55 and $91 as of December 31, 2024 and 2023, of uncertain tax positions.

The Company’s accounting policy is to include penalties and interest related to income taxes if any, in selling, general and administrative expenses. The Company regularly assesses the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss earnings per share is calculated using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	December 31,
	2024	2023
Warrants	3,926,151	2,723,397
Restricted stock units	334,751	5,224
Options	168,809	262,720
Weighted average number of common shares-basic	4,429,711	2,991,341

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Segment Reporting

Operating segments are identified (Note 15) as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s Chief Executive Officer to make decisions with respect to resource allocation and assessment of performance. Previously, the Company recognized one operating segment. Historically, the Company reported a single operating and reportable segment, as management evaluated the business on a consolidated basis. During the fourth quarter of the current year, the Company reassessed its internal reporting structure and how management monitors operations and makes decisions. As a result of this reassessment, the Company determined that it now manages its business through two distinct operating segments. This change was driven by the development of the Company’s operations and internal decision-making processes, including the introduction of separate performance metrics and discrete financial information for each segment.

Recently adopted accounting pronouncements:

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

The Company evaluated the impact of ASU 2023-07 on its financial reporting and the adoption did not have a material impact on its results of operations, financial position or cash flows. The Company implemented updates to its reporting processes (Note 15) to ensure compliance with the new standard, which required additional data collection related to significant segment expenses.

Recently issued accounting pronouncements:

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a public entity to disclose additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. It is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01 to clarify that all public entities, including non-calendar year-end entities, should adopt the disclosure requirements of ASU 2024-03. The Company is currently evaluating the impact.

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 3 - Fair Value Measurements (continued)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2024:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of December 31, 2024
Liabilities
Warrant liability- Term Loan	$3,883	$3,883	$-	$3,883	$-
Warrant liability- June Public Offering	1,250	1,250	-	1,250	-
Total liabilities	$5,133	$5,133	$-	$5,133	$-

Due to Black Scholes calculation being utilized on all fair value measurement of warrant liabilities as of December 31, 2024, the fair value warrant liabilities were transferred from Level 3 to Level 2. This is due to the observable inputs (such as the Company’s stock price and comparable company volatility calculations) included in the Black Scholes calculation, which makes the fair value measurement of the warrant liabilities more closely aligned with Level 2.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2023:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of December 31, 2023
Liabilities
Warrant liability- Term Loan	$1,014	$1,014	$-	$-	$1,014
Warrant liability- June Public Offering	3,434	3,434	-	-	3,434
Warrant liability- Private placement warrants	15	15	-	15	-
Total liabilities	$4,463	$4,463	$-	$15	$4,448

The carrying amounts of accounts receivable and accounts payable are considered level 1 and approximate fair value as of December 31, 2024 and 2023 because of the relatively short maturity of these instruments.

The carrying value of the term loan as of December 31, 2024 and 2023 approximates fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt and is considered level 2.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 3 - Fair Value Measurements (continued)

Level 3 Roll forward

Fair value measurements categorized within Level 3 are sensitive to changes in assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.

The changes for Level 3 items measured at fair value on recurring basis using significant unobservable inputs are as follows:

	Warrant Liability – Term Loan	Warrant liability- June Public Offering
Fair value as of January 1, 2024	$1,014	$3,434
Warrants Issued	7,353	-
Change in fair value, gain included in net loss(1)	(4,484)	(2,184)
Transfers from Level 3 to Level 2(2)	(3,883)	(1,250)
Fair value as of December 31, 2024	$-	$-

	Warrant Liability – Term Loan	Warrant liability- June Public Offering
Fair value as of January 1, 2023	$30,841	$-
Warrants Issued	698	13,762
Warrant exercises	(11,284)	(617)
Change in fair value, gain included in net loss(1)	(19,241)	(9,711)
Fair value as of December 31, 2023	$1,014	$3,434

(1)	Changes in fair value of warrant liabilities are disclosed separately in the Consolidated Statements of Operations.
(2)	Transfers of warrant liability fair market value reclassified from Level 3 to Level 2 due to utilizing Black Scholes calculation for fair value measurement across all warrant liabilities, which includes observable inputs (such as company stock price and comparable company volatility calculations) and more closely aligns with Level 2.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 4 - INVENTORY

Inventory consists of the following:

	December 31, 2024	December 31, 2023
Raw material	$18,776	$31,604
Finished goods	2,940	7,174
Total inventory	$21,716	$38,778

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 5 - Commitments and Contingencies (continued)

The following table presents the breakout of the operating leases as of:

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$19,737	$3,315
Short-term operating lease liabilities	2,926	1,288
Long-term operating lease liabilities	22,588	2,234
Total operating lease liabilities	$25,514	$3,522
Weighted average remaining lease term	8.46 years	2.6 years
Weighted average discount rate	7.86%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At December 31, 2024, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2025	$4,817
December 31, 2026	4,376
December 31, 2027	3,588
December 31, 2028	3,695
December 31, 2029	3,443
Thereafter	15,883
Total lease payments	35,802
Less imputed interest	10,288
Total operating lease liabilities	$25,514

		For The Years Ended December 31,
Lease cost	Classification	2024	2023
Operating lease cost	Cost of goods sold	$1,579	$1,393
Operating lease cost	Research and development	520	90
Operating lease cost	General and administration	2,291	47
Operating lease cost	Selling and marketing	47	47
Total lease cost		$4,437	$1,577

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

The following table presents the breakout of the financing leases as of:

	December 31, 2024	December 31, 2023
Finance lease right-of-use assets	$121	$106
Short-term finance lease liabilities	47	36
Long-term finance lease liabilities	63	66
Total finance lease liabilities	$110	$102
Weighted average remaining lease term	2.78 years	2.7 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At December 31, 2024, the future minimum lease payments under these financing leases are as follows:

Fiscal Years Ending
December 31, 2025	$52
December 31, 2026	37
December 31, 2027	18
December 31, 2028	9
December 31, 2029	2
Total lease payments	118
Less imputed interest	8
Total financing lease liabilities	$110

Other Contingencies

See Note 7 for further discussion regarding contingent consideration arising from the April 2022 Asset Purchase agreement with Thomason Jones Company, LLC.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - LONG TERM DEBT

Term Loan Agreement

As of December 31, 2024, the Company had an outstanding term loan under a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”), dated October 7, 2022, with EICF Agent LLC, as agent, and certain lenders. The Term Loan matures on October 7, 2027 and amortizes at a rate of 5% per annum beginning in October 2024. During the year ended December 31, 2023, the Company prepaid the first four required quarterly installments totaling $5,275, which deferred the commencement of principal payments to October 2025.

Prior to any amendments, the Term Loan accrues interest based on the Company’s senior leverage ratio. From inception through September 30, 2024, interest accrued at a per annum rate equal to adjusted SOFR (subject to a floor of 1.0%) plus 7.0% payable in cash, plus an additional 4.5% to 6.5% payable in kind (“PIK”), depending on the Company’s senior leverage ratio. Effective April 1, 2024, interest payable to lenders subject to the regulations of the U.S. Small Business Administration (with $30,846 of principal outstanding as of that date) is limited to 14.0% per annum, excluding default interest permitted under applicable SBA regulations. From October 1, 2024 through March 31, 2025, interest on the non-SBA regulated portion continued to accrue at adjusted SOFR plus 7.0% payable in cash, and 4.5% to 6.5% payable in kind. Beginning April 1, 2025, interest on all outstanding balances will be payable entirely in cash, at a rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5%, depending on the Company’s senior leverage ratio.

During the years ended December 31, 2024 and 2023, the Company recognized interest expense of $13,999 and $14,272, respectively. Amortization of debt issuance costs amounted to $7,241 and $1,471, respectively, for the same periods. As of December 31, 2024, the carrying value of the Term Loan was $29,646, consisting of $69,974 in principal and $15,938 in capitalized PIK interest, net of $56,266 in unamortized debt discount. As of December 31, 2023, the carrying value was $19,683, consisting of $69,725 in principal and $6,130 in capitalized PIK interest, net of $56,172 in unamortized debt discount.

The obligations under the Term Loan Agreement are secured by a first-priority lien on substantially all of the Company’s assets, including certain mortgaged properties.

Subsequent to the original execution of the Term Loan Agreement, the Company entered into several amendments which modified certain terms of the facility, including, but not limited to, interest rate mechanics, the timing of principal payments, and certain financial and operational covenants. These amendments were in effect as of December 31, 2024, and the terms described above reflect the terms of the agreement as originally issued. See below for further discussion of the amendments.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Long Term Debt (continued)

On May 13, 2024, the Company received a waiver from its Administrative Agent and Term Loan Lenders (the “May 2024 Waiver”) in regards to its compliance with the Senior Leverage Ratio and Fixed Charge Coverage Ratio tests (the “Tests”) as of the last day of the quarter ended March 31, 2024. The May 2024 Waiver provided for a one-time issuance of penny warrants (the “May 2024 Penny Warrants”) to purchase up to 283,334 shares of the Company’s common stock, par value $0.0001 per share (the “May 2024 Penny Warrant Shares”). The May 2024 Penny Warrants have an exercise price of $0.09 per share, were valued at $3,022, and recorded as a debt discount. The May 2024 Penny Warrants were issued in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended March 31, 2024. The May 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

On June 28, 2024, the Company entered into a Limited Waiver and First Amendment (the “Term Loan Amendment” and, together with the Term Loan Agreement, the “Term Loan Agreement”) to the Term Loan with the lenders in regards to its compliance with the Tests as of the last day of the quarter ended June 30, 2024 and certain amendments to the Term Loan. The Term Loan Amendment provided for a one-time issuance of Penny Warrants to purchase up to 233,334 shares of the Company’s Common Stock at an exercise price of $0.09 per share (the “June 2024 Penny Warrants”), valued at $1,767 and recorded as a debt discount. The June 2024 Penny Warrants were issued in connection with the lenders’ agreement to waive the Tests under the Term Loan for the quarter ended June30, 2024 and to amend the Term Loan. The June 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

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

In connection with the License Agreement, on July 29, 2024, the Company, Legacy Dragonfly and Battle Born LLC entered into a Limited Waiver, Consent and Second Amendment (the “Second Amendment”) to Term Loan.

Pursuant to the Second Amendment, the Term Loan Lenders (i) consented to the transactions contemplated by the License Agreement and the Trademark Transfer Agreement and (ii) agreed to waive the mandatory prepayment under the Term Loan that would have been due to the Lenders under the Loan Agreement upon Battle Born LLC’s receipt of the Initial Licensing Fee.

In connection with the Second Amendment, Battle Born LLC entered into a Joinder Agreement with the Term Lenders whereby Battle Born LLC became a guarantor and credit party to the Term Loan.

On September 30, 2024, the Company entered into a Limited Waiver and Third Amendment (the “Third Amendment”, together with the Original Term Loan Agreement, the First Amendment and the Second Amendment, the “Term Loan Agreement”) to the Term Loan Agreement with the Term Loan Lenders in regards to its compliance with the Tests as of the last day of the quarter ended September 30, 2024 and certain amendments to the Term Loan Agreement. The Third Amendment provided for a one-time issuance of penny warrants (the “September 2024 Penny Warrants”, collectively with the Original Penny Warrants, the May 2024 Penny Warrants and the June 2024 Penny Warrants, the “Penny Warrants”) to purchase up to 333,334 shares of the Company’s Common Stock at an exercise price of $0.09 per share (the “September 2024 Penny Warrant Shares”, collectively with the Original Penny Warrants, the May 2024 Penny Warrants and the June 2024 Penny Warrants, the “Penny Warrant Shares”), valued at $1,576 and recorded as a debt discount. The September 2024 Penny Warrants were issued in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended September 30, 2024 and to amend the Term Loan Agreement. The September 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Long Term Debt (continued)

On December 31, 2024, the Company entered into a Limited Waiver and Fourth Amendment (the “Fourth Amendment”, together with the Original Term Loan Agreement, the First Amendment, the Second Amendment, and the Third Amendment the “Term Loan Agreement”) to the Term Loan Agreement with the Term Loan Lenders in regards to its compliance with the Tests as of the last day of the quarter ended December 31, 2024 and certain amendments to the Term Loan Agreement. The Fourth Amendment provided for a one-time issuance of penny warrants (the “December 2024 Penny Warrants”, collectively with the Original Penny Warrants, the May 2024 Penny Warrants, the June 2024 Penny Warrants and the September 2024 Penny Warrants, the “Penny Warrants”) to purchase up to 350,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share (the “December 2024 Penny Warrant Shares”, collectively with the Original Penny Warrants, the May 2024 Penny Warrants, the June 2024 Penny Warrants and the September 2024 Penny Warrants, the “Penny Warrant Shares”), valued at $971 and recorded as a debt discount. The December 2024 Penny Warrants were issued in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended December 31, 2024 and to amend the Term Loan Agreement. The December 2024 Penny Warrants will be exercisable at such time that the Company obtain the Warrant Issuance Shareholder Approval (as defined below) and will expire ten years from the date of issuance.

In addition, the Fourth Amendment (i) reduced the liquidity requirement under the Term Loan to be $3.5 million as of the last day of the month ended December 31, 2024, and $10.0 million as of the last day of each fiscal month thereafter commencing with the fiscal month ended January 31, 2025 and (ii) on January 1, 2025, interest is payable in-kind, to be capitalized and added to the principal. For Payment Dates occurring on or after April 1, 2025 (including interest accruing from January 1, 2025, through March 31, 2025), all interest shall be paid in cash at a rate equal to Adjusted Term SOFR plus the Applicable Margin.

Financial Covenants

The Company is subject to restrictive financial covenants pertaining to Maximum Senior Leverage Ratio, Liquidity, Fixed Charge Coverage Ratio, and Capital Expenditures as defined in the Term Loan Agreement. As of December 31, 2024, the Company was not in compliance with its financial covenants pertaining to the fixed charge coverage ratio, liquidity, and the maximum senior leverage ratio. On March 31, 2024, April 29, 2024, May 30, 2024, June 28, 2024, July 31, 2024, August 30, 2024, September 30, 2024, October 31, 2024, November 30, 2024 and December 31, 2024 the Company obtained waivers from the Term Loan Lenders and administrative agent in regards to its failure to satisfy the liquidity requirement under the Term Loan for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024 and the fiscal months ended April 30, 2024, May 31, 2024, July 31, 2024, August 31, 2024, October 31, 2024, November 30, 2024, as applicable.

On February 2025, subsequent to the current year ended December 31, 2024, in connection with the Securities Purchase Agreement, the Company entered into the Fifth Amendment to the Term Loan. This amendment extended the loan’s maturity date by one year to October 2027 and deferred all principal and interest payments until April 2026. Additionally, the amendment postponed certain covenant requirements, significantly reducing the likelihood of a breach and the lender’s ability to accelerate repayment based on prior noncompliance, thereby allowing the Company to reclassify the debt as long-term as of December 31, 2024. As a result, the debt now qualifies for long-term classification.

At December 31, 2024, the future debt maturities are as follows:

For Year Ended December 31,
2025	$-
2026	2,813
2027	98,342
Total debt	101,155
Less: Estimated interest paid-in-kind	(15,243)
Total debt	85,912
Less: Unamortized debt issuance costs	(56,266)
Total carrying amount	29,646
Less: Current portion of debt	$-
Total long-term debt	$29,646

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

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

As of December 31, 2023, the Company has recognized $2,000 of compensation expense, respectively, in connection with this arrangement. This expense is reflected in the statement of operations under Sales and marketing expense. The total amount was recognized as compensation expense as of December 31, 2023, since it was deemed earned and no further service performance was required.

Note 8 - LICENSE AGREEMENT

On July 29, 2024, Legacy Dragonfly and Battle Born LLC, a wholly-owned subsidiary of Legacy Dragonfly, entered into the License Agreement with Stryten. Under the terms of the License Agreement, Battle Born LLC granted Stryten an exclusive, worldwide license to use certain trademarks associated with the Company’s lithium-ion battery brand, Battle Born Batteries®, for business-to-business battery sales in specified markets. In exchange, Stryten paid an initial licensing fee of $5,000 and will make additional mid-single digit royalty payments to be paid based on net sales to be paid quarterly utilizing the licensed trademarks, with total royalties capped at $25,000. Once the cap is reached, Stryten will be required to pay a nominal annual license fee. The License Agreement is perpetual unless terminated in accordance with its terms. Concurrently, the Company transferred all intellectual property rights related to the licensed trademarks to Battle Born LLC and retained a worldwide license outside of Stryten’s designated markets. The $5,000 initial licensing fee is being recognized as revenue on a straight-line basis over five years, which reflects the period over which the Company expects to satisfy its performance obligations and the customer is expected to benefit from the license. For the year ended December 31, 2024, the Company has recorded $417 in revenue related to the amortization of the License Agreement and no royalty payments have been received or earned. As of December 31, 2024, the Company has recorded $1,000 in short term deferred revenue and $3,583 in long-term deferred revenue related to the license agreement.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - RELATED PARTY

On October 25, 2022, the Company entered into a separation and release of claims agreement with its Chief Operating Officer (“COO”). As consideration for the COO’s execution of the agreement, the Company agreed to pay the employee a lump sum payment of $100 which is included in general and administrative expenses in the statements of operations, payments equivalent to $1,000 divided into 24 monthly payments commencing on December 1, 2022, and all outstanding equity-based compensation awards to become fully vested and exercisable. The COO shall have 12 months from the termination date to exercise outstanding options. The twelve (12) month period ended on November 7, 2023 in which the COO exercised 11,111 options and 8,480 options expired.

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 10 - WARRANTS

Common Stock Warrants classified as Equity

Public Warrants

Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $103.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.09 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $144.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 1,054,167 Public Warrants issued and outstanding. The Public Warrants are not precluded from equity classification, and are accounted for as such on the date of issuance, and each balance sheet date thereafter.

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

As of December 31, 2024 and 2023, there were 1,046,948 Public Warrants issued and outstanding.

During the year ended December 31, 2024, no public warrants were exercised.

During the year ended December 31, 2023, the company received proceeds from public warrant exercises of $747 in exchange for 7,219 common shares.

June 2023 Offering (Underwriter and Investor Warrants)

In connection with the entry into the underwriting agreement as further described in Note 11 of the financial statements, (the “June 2023 Offering”) the Company issued (i) underwriters warrants to purchase up to an aggregate of 63,362 shares of Common Stock (the “Underwriters’ Warrants”) which are exercisable upon issuance and will expire on June 20, 2028. The initial exercise price of the Underwriters’ Warrants is $22.50 per share, which equals 125% of the per share public offering price in the June 2023 Offering and (ii) warrants to purchase up to 1,111,111 shares of Common Stock to the investors in the offering together with shares of Common Stock (the “Investor Warrants”), at the combined public offering price of $18.00 per share of Common Stock and accompanying Investor Warrant, less underwriting discounts and commissions.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 10 - Warrants (Continued)

June 2023 Offering (Underwriter and Investor Warrants) (continued)

The Company also granted the underwriters a 45-day over-allotment option to purchase up to an additional 166,667 shares of Common Stock and/or Investor Warrants to purchase up to 166,667 shares of Common Stock at the public offering price per security, less underwriting discounts and commissions. The underwriters exercised their over-allotment option to purchase an additional 156,112 shares of Common Stock and Investor Warrants to purchase up to 156,112 shares of Common Stock. The Company accounts for the Investor Warrants issued in connection with the Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Investor Warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. It was determined that the Underwriters’ Warrants were not precluded from equity treatment and have been accounted for as such.

Underwriters’ Warrants:

Common Stock Warrants
Underwriters’ Warrants Outstanding, January 1, 2023	-
Underwriters’ Warrants issued	63,362
Underwriters’ Warrants Outstanding, December 31, 2023	63,362
Underwriters’ Warrants issued	-
Underwriters’ Warrants Outstanding, December 31, 2024	63,362

Common Stock Warrants classified as Liability

Private Placement Warrants

On October 7, 2022, in connection with the merger, the Company assumed the outstanding private placement warrants of CNTQ. There were no Private Placement Warrants outstanding prior to the merger. The Private Placement Warrants (the “Private Warrants”) may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holders’ option and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement). The Private Warrants may not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of, the Private Warrants (or any securities underlying the Private Warrants) for a period of one hundred eighty (180) days following the effective date of the Registration Statement to anyone other than any member participating in the Public Offering and the officers or partners thereof, if all securities so transferred remain subject to the lock-up restriction for the remainder of the time period. During the year ended December 31, 2023, private placement warrant holders exercised 347,386 warrants on a cashless basis, with the Company agreeing to issue 122,222 shares of Common Stock in connection with such exercise. There were 166,821 private warrants outstanding as of December 31, 2024 and 2023, respectively. The Company accounts for the Private Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private warrants do not meet the criteria for equity treatment thereunder, each private warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

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

The Private Placement Warrants are classified as Level 2 within the fair value hierarchy. Although these instruments are not actively traded, they are valued based on observable inputs, including the market price of the Company’s publicly traded warrants. The Company used a Black-Scholes model to estimate the fair value of the Private Placement Warrants, applying a discount to the value of the Public Warrants to account for the difference in remaining life. Because the valuation primarily relies on observable market data with limited adjustments, the Company determined that classification within Level 2 is appropriate.

Term Loan Warrants

In connection with the entry into the Term Loan Agreement on October 7, 2022, and as a required term and condition thereof, the Company issued (i) the penny warrants to the Term Loan Lenders exercisable to purchase an aggregate of 288,118 shares of Common Stock (the “Original Penny Warrants”) and (ii) the $90.00 warrants to issue warrants to the Term Loan Lenders exercisable to purchase an aggregate of 177,778 shares of Common Stock at $90 per share (the “$10 Warrants” and, together with the Original Penny Warrants, the “Term Loan Warrants”). The $10 Warrants were exercised on a cashless basis on October 10, 2022, with the Company issuing 50,794 shares of Common Stock in connection with such exercise. During the year ended December 31, 2023, Original Penny Warrant holders exercised 222,223 warrants on a cashless basis, with the Company agreeing to issue 221,814 shares of Common Stock in connection with such exercise. During the year ended December 31, 2023 the Company issued additional Original Penny Warrants to purchase 532 shares of Common Stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the original penny warrants with respect to certain sales made by the Company under the ChEF Equity Facility. In addition, pursuant to the Company’s limited waiver agreement on December 29, 2023 between the Company and the lenders and lending agent, the Company agreed to issue to the lenders additional penny warrants exercisable to purchase an aggregate 142,964 shares of its Common Stock.

On May 13, 2024, the Company received the May 2024 Waiver in regards to its compliance with the Tests as of the last day of the quarter ended March 31, 2024. The May 2024 Waiver provided for a one-time issuance of the May 2024 Penny Warrants to purchase up to 283,334 shares of the Company’s common stock, at an exercise price of $0.09 per share, in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended March 31, 2024. The May 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

On June 28, 2024, the Company entered into the First Amendment to the Term Loan with the Term Loan Lenders in regards to its compliance with the Tests for the quarter ended June 30, 2024. The First Amendment provided for a one-time issuance of the June 2024 Penny Warrants to purchase up to 233,334 shares of the Company’s common stock, at an exercise price of $0.09 per share, in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended June 30, 2024 and certain amendments to the Term Loan. The June 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 10 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

On September 30, 2024, the Company entered into the Third Amendment to the Term Loan with the Term Loan Lenders in regards to its compliance with the Tests for the quarter ended September 30, 2024. The Third Amendment provided for a one-time issuance the September 2024 Penny Warrants to purchase up to 333,334 shares of the Company’s Common Stock, at an exercise price of $0.09 per share, in connection with the Term Loan Lenders agreement to waive the Tests under the Term Loan for the quarter ended September 30, 2024 and to amend the Term Loan. The September 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

On December 31, 2024, the Company entered into the Fourth Amendment to the Term Loan with the Term Loan Lenders in regards to its compliance with the Tests for the quarter ended December 31, 2024. The Fourth Amendment provided for a one-time issuance the December 2024 Penny Warrants to purchase up to 350,000 shares of the Company’s Common Stock, at an exercise price of $0.01 per share, in connection with the Term Loan Lenders agreement to waive the Tests under the Term Loan for the quarter ended December 31, 2024 and to amend the Term Loan. During the year ended December 31, 2024 the Company issued additional Original Penny Warrants to purchase 2,754 shares of Common Stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the original penny warrants with respect to certain sales made by the Company under the ChEF Equity Facility. The December 2024 Penny Warrants will be exercisable at such time that the Company obtain the Warrant Issuance Shareholder Approval (as defined below) and will expire ten years from the date of issuance. The May 2024 Penny Warrants, the June 2024 Penny Warrants, the September 2024 Penny Warrants and the December 2024 Penny Warrants were valued utilizing a Black-Scholes model with the following assumptions:

	May 2024 penny warrants	June 2024 penny warrants	September 2024 penny warrants	December 2024 penny warrants
Stock price	$10.71	$7.65	$4.77	$2.78
Strike price	$0.09	$0.09	$0.09	$0.01
Term	10 years	10 years	10 years	10 years
Volatility	88%	91%	90%	90%
Risk-free rate	4.5%	4.4%	3.8%	4.6%

The Company concluded the Penny Warrants are not considered indexed to the Company’s Common Stock and to be accounted for as liabilities under ASC 815. As such, the estimated fair value is recognized as a liability each reporting period, with changes in the fair value recognized within income each period. There were no Term Loan Warrants outstanding prior to the merger.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 10 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Penny Warrants:

	As of December 31, 2024	As of December 31, 2023
Common stock price	$2.78	$4.86
Exercise price	0.09	0.09
Dividend yield	0%	0%
Term	7.77	10
Volatility	94.00%	96.00%
Risk-free rate	4.5%	3.90%
Fair value	$2.74	$4.86

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Investor Warrants issued in the June 2023 Offering:

	As of December 31, 2024	As of December 31, 2023
Common stock price	$2.78	$4.86
Exercise price	$18.00	$18.00
Dividend yield	0%	0%
Term	3.47	4.48
Volatility	105%	106.00%
Risk-free rate	4.3%	3.90%
Fair value	$1.01	$2.79

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 10 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

The following table presents a roll-forward of the Company’s warrants from January 1, 2024 to December 31, 2024 and January 1, 2023 to December 31, 2023:

Common Stock Warrants:

	Private Warrants	Public Warrants	Term Loan Warrants	Investor Warrants
Warrants Outstanding, January 1, 2024	166,821	1,046,948	209,391	1,236,878
Exercise of warrants	-	-	-	-
Warrants issued	-	-	1,202,756	-
Warrants Outstanding, December 31, 2024	166,821	1,046,948	1,412,147	1,236,878

Warrants Outstanding, January 1, 2023	514,207	1,054,167	288,118	-
Exercise of warrants	(347,386)	(7,219)	(222,223)	(30,345)
Warrants issued	-	-	143,496	1,267,223
Warrants Outstanding, December 31, 2023	166,821	1,046,948	209,391	1,236,878

Common Stock Warrants classified as Liability

The following table presents a roll forward of the aggregate fair values of the Company’s warrant liabilities for which fair value is determined by Level 2 Inputs. The only class of warrants that were determined to be Level 2 were the term loan and June offering investor warrants. Due to Black Scholes calculation being utilized on all fair value measurement of warrant liabilities as of December 31, 2024, the fair value warrant liabilities were transferred from Level 3 to Level 2. This is due to the observable inputs (such as the Company’s stock price and comparable company volatility calculations) included in the Black Scholes calculation, which makes the fair value measurement of the warrant liabilities more closely aligned with Level 2.

Warrant Liability
Balances, January 1, 2024	$4,448
Issuance of warrants	7,354
Exercise of warrants	-
Change in fair value of warrants	(6,669)
Balances, December 31, 2024	$5,133

Balances, January 1, 2023	$30,841
Issuance of warrants	14,460
Exercise of warrants	(11,901)
Change in fair value of warrants	(28,952)
Balances, December 31, 2023	$4,448

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - COMMON STOCK

The Company is authorized to issue up to 250,000,000 shares of common stock with $0.0001 par value. Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the rights of the preferred stockholders. As of December 31, 2024 and 2023, there were 7,232,650 and 6,695,587 shares issued and outstanding. No dividends on common stock had been declared by the Company.

For the years ended December 31, 2024 and 2023, the Company had reserved shares of common stock for issuance as follows:

	December 31, 2024	December 31, 2023
Options issued and outstanding	168,809	262,720
Common stock outstanding	7,232,650	6,695,587
Warrants outstanding	3,926,156	2,723,397
Earnout shares	2,777,778	4,444,444
Shares available for future issuance	854,412	496,587
Total	14,959,805	14,622,735

ChEF Equity Facility

On October 7, 2022, the Company and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (the “Original Purchase Agreement”) and a Registration Rights Agreement in connection with the merger. Pursuant to the Original Purchase Agreement, the Company has the right to sell to CCM LLC an amount of shares of Common Stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the Purchase Agreement (the “ChEF Equity Facility”). In addition, the Company appointed LifeSci Capital, LLC as “qualified independent underwriter” with respect to the transactions contemplated by the Purchase Agreement. On May 20, 2024, the Company entered into an amendment to the Original Purchase Agreement (the “A&R Purchase Agreement”, together with the Original Purchase Agreement, the “Purchase Agreement”) with CCM LLC to update the volume weighted average price purchase mechanics of the equity facility to permit Intraday VWAP Purchases (as defined in the A&R Purchase Agreement). Under the terms of the Purchase Agreement with CCM LLC, during the years ended December 31, 2024 and 2023, the Company issued 350,423 and 65,389 shares, respectively, for aggregate net proceeds to the Company of $2,025 and $1,273, respectively.

June 2023 Offering

In the June 2023 Offering, the Company sold an aggregate of (i) 1,111,111 shares of its Common Stock and, (ii) accompanying Investor Warrants to purchase up to 1,111,111 shares of Common Stock, at the combined public offering price of $18.00 per share and accompanying Investor Warrant, less underwriting discounts and commissions, and (iii) the Underwriters’ Warrants.

The Investor Warrants are exercisable for five years from the closing date of the June 2023 Offering, have an exercise price of $18.00 per share and are immediately exercisable. In the event of certain fundamental transactions, holders of the Investor Warrants will have the right to receive the Black Scholes Value (as defined in the Investor Warrants) of their Investor Warrants calculated pursuant to the formula set forth in the Investor Warrants, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of Common Stock. The Underwriters’ Warrants are exercisable upon issuance at an exercise price of $22.50 per share and will expire on June 20, 2028.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - Common Stock (continued)

June 2023 Offering (continued)

The Company granted the underwriters a 45-day over-allotment option to purchase up to an additional 166,667 shares of Common Stock and/or Warrants to purchase up to an aggregate of 166,667 shares of Common Stock at the public offering price per security, less underwriting discounts and commissions, of which the underwriters exercised for 156,112 shares of Common Stock and Investor Warrants to purchase up to 156,112 shares of Common Stock and the remaining was not exercised within the 45-day window.

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

Reverse Stock Split and Recasting of Per-Share Amounts

On November 12, 2024, Dragonfly Energy Holdings Corp. (the “Company”) filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada (the “Certificate of Amendment”) to be effected at 6:00 a.m. Eastern Time on November 22, 2024, a one-for-nine reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”). Pursuant to the Certificate of Amendment, effective as of 6:00 a.m., Eastern Time on August 30, 2023, every 9 shares of Common Stock issued and outstanding, including shares of Common Stock held by the Company as treasury shares, were automatically combined into one share of Common Stock. The number of authorized shares of Common Stock remained the same at 250,000,000 authorized shares.

Shares of the Common Stock began trading on a split-adjusted basis at market open on November 22, 2024. The $0.0001 par value per share of Common Stock and any other rights associated the Common Stock were not affected by the reverse stock split.

All shares of Common Stock, stock option awards and per share amounts in the accompanying Consolidated Financial Statements and related Notes have been retrospectively restated to reflect the effect of the reverse stock split.

Preferred shares outstanding were not affected by the reverse stock split and as such, those shares have not been adjusted in the accompanying Consolidated Financial Statements and related Notes

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - STOCK-BASED COMPENSATION

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

The Company maintains the Dragonfly Energy Holdings Corp. Employee Stock Purchase Plan (the “ESPP”) which is designed to allow eligible employees and the eligible employees of the Company’s participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions. A total of 273,822 shares of the Company’s common stock were initially available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year by an amount equal to lesser of (1) 1% of the total number of outstanding shares of the Company’s common stock on December 31 in the prior year, (2) 166,667 shares, or (3) such number as determined by the Company’s board of directors.

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2023	404,773	$18.18	$10.89	7.90	$35,898
Options granted	15,956	67.50	34.38	-	632
Options forfeited	(56,013)	26.55	14.67	-	439
Options exercised	(101,996)	5.76	11.52	-	585
Balances, December 31, 2023	262,720	$24.21	$14.13	7.60	$60

Balances, January 1, 2024	262,720	$24.21	$14.13	7.60	$60
Options granted	-	-	-	-	-
Options forfeited	(27,029)	26.53	26.53	-	4
Options expired	(65,660)	18.93	18.93	-	492
Options exercised	(1,222)	3.17	3.17	-	-
Balances, December 31, 2024	168,809	$25.97	$25.97	6.50	$-

At December 31, 2024
Vested and Exercisable	146,613	$24.79		6.47	$-
Vested and expected to vest	168,809	$25.97		6.50	$-

During the year ended December 31, 2024, the Company issued 1,240 shares as a result of exercised stock options upon the receipt of proceeds of approximately $4.

Share-based compensation expense for options and RSUs totaling $1,020 and $6,710 was recognized in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

Of the $1,020 of share-based compensation incurred during the year ended December 31, 2024, $100 is allocated to cost of goods sold, $168 to research and development, $265 to selling and marketing, and $488 to general and administrative expenses. Of the $6,710 of share-based compensation incurred during the year ended December 31, 2023, $133 is allocated to cost of goods sold, $116 to research and development, $1,097 to selling and marketing, and $5,364 to general and administrative expenses.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

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

	2024	2023
Weighted average fair value of options granted	N/A	$34.38
Risk-free interest rate	N/A	4.20%
Volatility	N/A	45.0%
Expected life (years)	N/A	6.45
Dividend yield	N/A	0.00%

Restricted Stock Units

On February 10, 2023, the Company granted 51,333 restricted stock units under the 2022 Plan which vested in full immediately upon grant. The fair value of the restricted stock units on the date of grant was $3,464 and was recorded as compensation expense during the year ended December 31, 2023. The Company granted an additional 5,224 restricted stock units. The fair value of the 5,224 unvested restricted stock units was $126 and an expense of $22 was recorded during the year ended December 31, 2023.

On February 5, 2024, the Company granted 24,447 restricted stock units of which 11,111 vested immediately. The fair value of the 24,447 restricted stock units was $95 and an expense of $53 was recorded as compensation expense during the year ended December 31, 2024, respectively.

On April 12, 2024, the Company issued a total of 92,923 RSUs to the following employees: (i) 63,045 RSUs to the Chief Executive Officer; (ii) 20,165 RSUs to the Chief Revenue Officer; and (iii) 9,712 RSUs to the Chief Marketing Officer. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the 92,923 RSUs was $376 and an expense of $91 was recorded during the year ended December 31, 2024.

On April 12, 2024, the board of directors authorized the issuance of 24,692 RSUs to each director in connection with their service as directors for the year ended December 31, 2023. The RSUs will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary date of their issuance, subject to the directors continued service on with the Company on each vesting date. The fair value of the 148,152 RSUs issued to directors in total was $600 and an expense of $145 was recorded during the year ended December 31, 2024.

On June 24, 2024, the Company granted 2,417 restricted stock units. The fair value of the 2,417 RSUs was $19 and an expense of $2 was recorded as compensation expense during the year ended December 31, 2024.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

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

On August 19, 2024, the Company issued a total of 81,710 RSUs. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the 81,710 RSUs was $448 and an expense of $52 was recorded as compensation expense during the year ended December 31, 2024.

On August 26, 2024, the Company issued a total of 2,223 RSUs. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the 2,223 RSUs was $12 and no expense was recorded as compensation expense during the year ended December 31, 2024.

For the year ended December 31, 2024, the Company issued 863 shares in exchange for 1,103 vested restricted stock units less shares deducted to cover taxes.

The following table presents the restricted stock units activity for the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted-Average Fair Market Value
Unvested shares, January 1, 2023	20,000	$126.00
Granted and unvested	56,557	63.54
Vested	(71,333)	83.88
Unvested shares, December 31, 2023	5,224	$24.21

Unvested shares, January 1, 2024	5,224	$24.21
Granted and unvested	351,872	4.41
Forfeited	(9,727)	7.51
Exercised	(1,103)	32.79
Vested	(11,515)	4.18
Unvested shares, December 31, 2024	334,751	$4.54

As of December 31, 2024 and 2023 there were 854,412 and 496,587 shares, respectively, of unissued authorized and available for future awards under the 2022 Equity Incentive Plan and Employee Stock Purchase Plan.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Stock-Based Compensation (continued)

Employee Stock Purchase Plan

The Company maintains the Dragonfly Energy Corporation, Inc. Employee Stock Purchase Plan which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by the Company’s Board of Directors on May 13, 2022. On April 24, 2024, the Company issued 27,197 common shares in connection with its Employee Stock Purchase Plan for a total consideration of approximately $112. The ESPP allows employees to purchase shares at a 15% discount to the lesser of the stock price at the beginning or the end of the offering period, which was October 1, 2023, and April 1, 2024, respectively. The discount resulted in an exercise price of $4.14 per share.

On April 1, 2024, the Company commenced a second offering under the Employee Stock Purchase Plan (ESPP), which ran through September 30, 2024, with the same terms as the first offering. As of September 30, 2024, the Company had issued 33,950 common shares in connection with its Employee Stock Purchase Plan for a total consideration of approximately $135. The ESPP allows employees to purchase shares at a 15% discount to the lesser of the stock price at the beginning or the end of the offering period, which was April 1, 2024, and September 30, 2024, respectively. The discount resulted in an exercise price of $3.99 per share.

Note 13 - SUPPLIER AGREEMENT

On May 9, 2023, Ioneer Rhyolite Ridge LLC, or the seller, an emerging lithium-boron producer, and the Company announced a commercial offtake agreement partnership whereby the seller is developing the Rhyolite Ridge Project which, once completed, is expected to produce 20 ktpa of lithium carbonate, and 174 ktpa of boic acid (the “project”). Beginning on the Supply Start Date, which is the date the seller notifies the Company that the project is fully completed and commissioned in accordance with the engineering, procurement and construction contract, and for the duration of the supply period, the Company shall purchase and receive product from seller, on the terms and conditions of the agreement. The agreement calls for a minimum annual purchase requirement. The agreement becomes effective when the seller has informed the Company that the seller has made a positive financial investment decision in respect of the project.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - INCOME TAXES

The income tax expense consists of the following items:

	2024	2023
Current – Federal	$-	$(36)
Current – State	-	10
Deferred – Federal	-	-
Deferred – State	-	-
Total tax expense	$-	$(26)

Components of deferred tax assets (liabilities) are as follows:

	2024	2023
Deferred tax assets:
Start up costs	$793	$850
Lease liability	5,860	804
Stock based compensation	115	1,305
Accrued expenses	1,291	1,179
Allowance for bad debt	59	62
Research and development credit	875	847
Fixed assets and intangibles	2,896	1,657
Interest expense	8,211	4,907
Prepaid expenses	320	512
Settlement accrual	574	-
Net Operating Loss	12,813	7,891
Inventory (Sec. 263A)	175	360
Deferred tax asset	$33,982	$20,374

Deferred tax liabilities:
Right of Use Asset	4,533	757
Fixed assets and intangibles	-	-
Deferred tax liability	4,533	757
Net deferred tax asset (liability)	29,449	19,617
Valuation Allowance	(29,449)	(19,617)
Net deferred tax asset	$-	$-

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - Income Taxes (Continued)

Reconciliation between the effective tax rate on income from continuing operations and the statutory rate for the year ending December 31, 2024 and 2023, is as follows:

	2024		2023
	Tax	Percentage	Tax	Percentage
Book income (loss) before taxes	$(8,529)	21.00%	(2,902)	21.00%

Permanent differences (other than tax))	(259)	0.64%	(6,089)	44.07%
State taxes, net	(1,110)	2.73%	(1,233)	8.92%
Deferred true-up	(142)	0.35%	(1,617)	11.71%
Research and development credits	(29)	0.07%	(647)	4.68%
Research and development capitalization	-	-%	(300)	2.17%
Uncertain tax positions	(36)	0.09%	132	(0.96)%
Other	94	(0.23)%	68	(0.49)%
Rate Change	179	(0.44)%	268	(1.94)%
Change in valuation allowance	9,832	(24.21)%	12,294	(88.96)%
Total	$-		(26)
Effective tax rate		-%		0.20%

The tax returns of the Company are open for three years from the date of filing. At the report date, federal tax returns are open for the Company for 2021, 2022 and 2023.

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

Subject to the limitations described below, as of December 31, 2024, the Company had federal net operating loss carryforwards of approximately $56,315 available to reduce future taxable income which do not expire, but are limited to 80% utilization against taxable income. As of December 31, 2024, the Company had state net operating loss carryforwards of approximately $24,910 available to reduce future taxable income, which start to expire in 2037. The Company also had research and development credits of $875 as of December 31, 2024 to offset future federal income taxes, which are set to expire in 2042.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of December 31, 2024. The valuation allowance as of December 31, 2024 was $29,449, primarily due to the company entering into a 3 year cumulative loss position and no expectation of income for the year ended December 31, 2024.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

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

The roll-forward of the Company’s gross uncertain tax positions is as follows:

Gross Uncertain Tax Position
Balance at January 1, 2023	$128
Additions for current year tax positions	(37)
Balance at December 31, 2023	91
Additions for current year tax positions	(36)
Balance at December 31, 2024	$55

The Company’s total uncertain tax positions decreased during the year ended December 31, 2024 as a result of a reserve established on federal research and development credits generated in the current year. None of the uncertain tax positions that, if realized, would affect the Company’s effective tax rate in future periods due to a valuation allowance provided against the Company’s net deferred tax assets.

Note 15 - REPORTABLE SEGMENTS

The Company has two reportable segments: DTC and OEM. The DTC segment pertains to Battle Born, LLC branded batteries which are sold directly to consumers. The OEM segment pertains to Dragonfly branded batteries which are sold to original equipment manufacturers

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance for all of its reportable segments based on both segment gross and net profit or loss from operations.

For the DTC and OEM, the Chief Operating Decision Maker (“CODM”) uses both segment gross profit and loss from operations to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process.

Assets information for the reported segments is not disclosed as it is not used by the CODM in evaluating the performance of, or making decisions about, the reported segments.

The Company’s reportable segments are strategic business units that offer different branded products. They are managed separately because each segment requires different technology and marketing strategies.

The Company’s CODM is the Chief Executive Officer.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 15 - Reportable Segments (continued)

The following table presents the reportable segments information as of December 31, 2024:

	DTC	OEM	Other		Total

Net Sales	$22,616	$27,612	$417	(1)	$50,645

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$50,645

Direct material	13,915	18,308	-		32,223
Direct labor	1,433	1,858	-		3,291
Direct overhead and depreciation	1,529	1,976	-		3,505

Total Cost of Goods Sold	16,877	22,142	-		39,019

Gross profit	5,739	5,470	417		11,626

Operating Expenses
Research & development	-	-	5,451	(2)	5,451
Sales tax adjustment	88	-	-		88
Credit card & amazon transaction fees	556	-	-		556
Loss on settlement	1,126	1,374	-	(5)	2,500
Other general & administrative	-	-	18,749	(3)	18,749
Shipping	1,711	818	-		2,529
Sales and marketing stock compensation	54	157	-		211
Sales and marketing wages	1,156	1,718	-		2,874
Marketing spend	1,411	990	-		2,401
Rent	73	16	-		89
Unallocated sales and marketing stock compensation			54	(4)	54
Unallocated sales and marketing wages			292	(4)	292
Other sales & marketing	-	-	1,591	(4)	1,591

Total Operating Expenses	6,175	5,073	26,137		37,385

Income (Loss) from operations	(436)	397	(25,720)		(25,759)

Other income (expense)	-	-	(36)		(36)
Interest expense, net	-	-	(21,504)		(21,504)
Change in FMV of warrant liability	-	-	6,684		6,684

Total Other Income (Expense)	-	-	(14,856)	(6)	(14,856)

Net Loss Before Taxes	(436)	397	(40,576)		(40,615)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$(436)	$397	$(40,576)		$(40,615)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(40,615)

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 15 - Reportable Segments (continued)

(1)	Licensing Revenue which is not considered a segment as it is currently immaterial
(2)	Research and Development expenses including employee costs related to new products
(3)	Administrative and Engineering employee costs along with legal, insurance, professional fees related to administration and other general office expenses
(4)	General sales and marketing employee cost and other marketing expenses
(5)	Loss on settlement from patent licensing litigation
(6)	Interest expense related to debt and change in fair market value of warrant liability

There were no significant customer revenues from the Company’s DTC segment for the year ended December 31, 2024.

Revenues from one customer of the Company’s OEM segment represents approximately $7,310, or 14%, of the Company’s consolidated revenues for the year ended December 31, 2024.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 15 - Reportable Segments (continued)

The following table presents the reportable segments information as of December 31, 2023:

	DTC	OEM	Other		Total

Net Sales	$36,875	$27,517	$-		$64,392

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$64,392

Direct material	21,601	19,746	-		41,347
Direct labor	1,895	2,029	-		3,924
Direct overhead and depreciation	1,775	1,900	-		3,675

Total Cost of Goods Sold	25,271	23,675	-		48,946

Gross profit	11,604	3,842	-		15,446

Operating Expenses
Research & development	-	-	3,863	(1)	3,863
Sales tax adjustment	125	-	-		125
Credit card & amazon transaction fees	1,101	-	-		1,101
Other general & administrative	-	-	25,121	(2)	25,121
Shipping	2,037	1,431	-		3,468
Sales and marketing stock compensation	42	640	-		682
Sales and marketing wages	783	1,817	-		2,600
Marketing spend	1,375	112	-		1,487
Rent	54	42	-		96
Unallocated sales and marketing stock compensation			413	(3)	413
Unallocated sales and marketing wages			1,818	(3)	1,818
Other sales & marketing	-	-	2,101	(3)	2,101

Total Operating Expenses	5,517	4,042	33,316		42,875

Loss from Operations	6,087	(200)	(33,316)		(27,429)

Other income (expense)	-	-	19		19
Interest expense, net	-	-	(16,015)		(16,015)
Change in FMV of warrant liability	-	-	29,582		29,582

Total Other Income (Expense)	-	-	13,586	(4)	13,586

Net Loss before taxes	6,087	(200)	(19,730)		(13,843)

Income Tax Benefit	-	-	(26)		(26)

Net Income (Loss)	$6,087	$(200)	$(19,704)		$(13,817)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(13,817)

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 15 - Reportable Segments (continued)

(1)	Research and Development expenses including employee costs related to new products
(2)	Administrative and Engineering employee costs along with legal, insurance, professional fees related to administration and other general office expenses
(3)	General sales and marketing employee cost and other marketing expenses
(4)	Interest expense related to debt and change in fair market value of warrant liability

There were no significant customer revenues from the Company’s DTC segment for the year ended December 31, 2023.

Revenues from one customer of the Company’s OEM segment represents approximately $10,285, or 16%, of the Company’s consolidated revenues for the year ended December 31, 2023.

Note 16 - SUBSEQUENT EVENTS

On February 1, 2025, the Company appointed Dr. Vickram Singh, the Company’s former Senior Vice President of Technology, as its Chief Operating Officer pursuant to an employment agreement, dated February 1, 2025 (the “Employment Agreement”). Dr. Singh’s employment as the Company’s Chief Operating Officer commenced on February 4, 2025. The Employment Agreement provides for a three-year initial employment term, with automatic three-year renewal terms thereafter, subject to 90 days’ notice of nonrenewal by either party. The Employment Agreement also provides for an initial annual base salary of $350,000 (the “Base Salary”) and a discretionary annual bonus of up to 65% of the Base Salary.

On February 2025, the Company entered into a Securities Purchase agreement (“Purchase Agreement”). The Purchase Agreement calls for the Company to authorize a new series of convertible preferred stock of the Company designated as the Series A Convertible Preferred Stock, which shall be convertible into shares of the Company’s common stock, and sell to each Buyer an aggregate number of shares of Series A Preferred Stock and 20 warrants, to each buyer, that are convertible to common stock.

Total expected proceeds amount to $8,000 which the Company will use for working capital, general corporate purposes and mandatory payments on the Term Loan if more than $8,000 is raised. In addition, investors received warrants to purchase up to 4,000 shares of Series A preferred stock at $10,000 per share, potentially providing up to $40 million in future capital. We received $3,500 less $300 in costs on February 27, 2025 and expect to receive the remaining $4,500, minus costs, in early May 2025.

In addition to the Purchase Agreement, the Term Loan was amended to (i) extend the maturity date by one (1) year to October 2027, (ii) defer all principal and interest payments to April 2026 and (iii) remove any applicable financial covenants (except for a financial covenant requiring the Company to maintain cash and cash equivalents equal to or greater than $2,500) for the next one and a half years.

In March 2025, the Company entered into a settlement agreement with a third party regarding a patent licensing dispute. Under the terms of the settlement, the Company agreed to pay $2,500 to resolve the matter. As a result of the settlement, the Company has recorded a liability of $2,500 on the balance sheet as of December 31, 2024

In March 2025, the Company sold certain machinery and equipment assets to a third party at a price below their carrying value. As a result of the sale, the Company recognized an impairment loss of $873 on consolidated statement of operations and reclassified the remaining fair value of $644 as Assets Held for Sale on the balance sheet as of December 31, 2024.

