Form 10-Q
period 2025-03-31
Dragonfly Energy Holdings Corp.
filed 2025-05-16
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________________ to ___________________

Commission File Number: 001-40730

DRAGONFLY ENERGY HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	85-1873463
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12915 Old Virginia Road Reno, Nevada	89521
(Address of principal executive offices)	(Zip Code)

(775) 622-3448

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DFLI	The Nasdaq Capital Market
Redeemable Warrants, exercisable for common stock	DFLIW	The Nasdaq Capital Market

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

As of May 12, 2025, there were 9,363,145 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Current Assets
Cash and cash equivalents	$2,803	$4,849
Accounts receivable, net of allowance for credit losses	4,228	2,416
Inventory	21,728	21,716
Prepaid expenses	932	806
Prepaid inventory	2,031	1,362
Prepaid income tax	311	307
Assets held for sale	644	644
Other current assets	771	825
Total Current Assets	33,448	32,925
Property and Equipment
Machinery and equipment	16,831	16,778
Office furniture and equipment	419	355
Leasehold improvements	8,990	9,103
Vehicle	33	33
Total	26,273	26,269
Less accumulated depreciation and amortization	(5,021)	(4,162)
Property and Equipment, net	21,252	22,107
Operating lease right of use asset, net	19,079	19,737
Other assets	445	445
Total Assets	$74,224	$75,214
Current Liabilities

Accounts payable	$13,012	$10,716
Accrued payroll and other liabilities	4,438	4,129
Accrued tariffs	1,945	1,915
Accrued settlement, current portion	750	750
Customer deposits	137	317
Deferred revenue, current portion	1,000	1,000
Uncertain tax position liability	55	55
Operating lease liability, current portion	2,985	2,926
Financing lease liability, current portion	48	47
Total Current Liabilities	24,370	21,855
Long-Term Liabilities
Deferred revenue, net of current portion	3,333	3,583
Warrant liabilities	2,011	5,133
Accrued settlement, net of current portion	1,750	1,750
Notes payable, net of debt issuance costs	33,624	29,646
Operating lease liability, net of current portion	21,823	22,588
Financing lease liability, net of current portion	51	63
Total Long-Term Liabilities	62,592	62,763
Total Liabilities	86,962	84,618
Commitments and Contingencies (See Note 5)
Series A Preferred Stock
Preferred stock - Series A, 5,000 shares at $0.0001 par value, authorized, 320 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,907	-
Stockholders’ (Deficit)
Preferred stock - Undesignated, 4,995,000 and 5,000,000 shares at $0.0001 par value, authorized, as of March 31, 2025 and December 31, 2024, respectively, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, 250,000,000 shares at $0.0001 par value, authorized, 7,589,642 and 7,232,650 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid in capital	73,305	72,749
Accumulated deficit	(88,951)	(82,154)
Total Stockholders’ (Deficit)	(15,645)	(9,404)
Total Liabilities, Series A Preferred Stock and Stockholders’ (Deficit)	$74,224	$75,214

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2025 and 2024

(in thousands, except share and per share data)

	For The Three Months Ended March 31,
	2025	2024

Net Sales	$13,356	$12,505

Cost of Goods Sold	9,428	9,454

Gross Profit	3,928	3,051

Operating Expenses
Research and development	1,000	1,333
General and administrative	6,357	4,813
Selling and marketing	2,485	2,744

Total Operating Expenses	9,842	8,890

Loss From Operations	(5,914)	(5,839)

Other (Expense) Income
Interest expense, net	(4,701)	(4,760)
Other expense	-	(4)
Change in fair market value of warrant liability	3,818	236
Total Other Expense	(883)	(4,528)

Net Loss Before Taxes	(6,797)	(10,367)

Income Tax Expense (Benefit)	-	-

Net Loss	$(6,797)	$(10,367)

Loss Per Share - Basic & Diluted	$(0.93)	$(1.55)

Weighted Average Number of Shares - Basic & Diluted	7,327,620	6,695,587

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

For The Three Months Ended March 31, 2025 and 2024

(in thousands, except share data)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2025	-	$-	7,232,650	$1	$72,749	$(82,154)	$(9,404)

Net loss	-	-	-	-	-	(6,797)	(6,797)
Common stock issued in public offering (ATM), net of costs	-	-	23,160	-	63	-	63
Series A Preferred Stock issued, net	350	3,180	-	-	-	-	-
Shares issued for vested restricted stock units	-	-	21,945	-	-	-	-
Conversion of preferred stock to common stock	(30)	(273)	311,887	-	273	-	273
Stock compensation expense	-	-	-	-	220	-	220

Balance - March 31, 2025	320	$2,907	7,589,642	$1	$73,305	$(88,951)	$(15,645)

Balance - January 1, 2024	-	$-	6,695,587	$1	$69,450	$(41,539)	$27,912

Net loss	-	-	-	-	-	(10,367)	(10,367)
Stock compensation expense	-	-	-	-	266	-	266

Balance - March 31, 2024	-	-	6,695,587	$1	$69,716	$(51,906)	$17,811

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2025 and 2024

(in thousands)

	2025	2024
Cash flows from Operating Activities
Net Loss	$(6,797)	$(10,367)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock-based compensation	220	266
Amortization of debt discount	1,095	894
Change in fair market value of warrant liability	(3,818)	(236)
Non-cash interest expense (paid-in kind)	3,579	1,260
Provision for credit losses	103	47
Depreciation and amortization	859	332
Amortization of right of use of assets	658	422
Changes in Assets and Liabilities
Accounts receivable	(1,915)	(655)
Inventories	(12)	5,200
Prepaid expenses	(126)	(71)
Prepaid inventory	(669)	(87)
Other current assets	54	(591)
Income taxes payable	(4)	174
Accounts payable and accrued expenses	3,379	81
Operating and financing lease liabilities	(717)	(181)
Accrued tariffs	30	87
Deferred revenue	(250)	-
Customer deposits	(180)	30
Total Adjustments	2,286	6,972
Net Cash Used in Operating Activities	(4,511)	(3,395)

Cash Flows From Investing Activities
Purchase of property and equipment	(778)	(817)
Net Cash Used in Investing Activities	(778)	(817)

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

For The Three Months Ended March 31, 2025 and 2024

(in thousands)

(continued from previous page)	2025	2024
Cash Flows From Financing Activities
Proceeds from public offering (ATM), net	63	-
Proceeds from preferred stock offering, net of fees	3,180	-
Proceeds from note payable, related party	-	2,700
Repayment of note payable, related party	-	(2,700)
Net Cash Provided by Financing Activities	3,243	-

Net Decrease in cash and cash equivalents	(2,046)	(4,212)
Beginning Cash and cash equivalents - beginning of period	4,849	12,713
Ending Cash and cash equivalents - end of period	$2,803	$8,501

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$2	$-
Cash paid for interest	$1	$2,390
Supplemental Non-Cash Items
Purchases of property and equipment, not yet paid	$929	$412
Recognition of right of use asset obtained in exchange for operating lease liability	$-	$21,095
Recognition of warrant liability - Investor Warrants	$696	$-
Conversion of preferred stock to common stock	$273	$-

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and present the consolidated financial statements of the Company and its wholly owned subsidiary, Dragonfly Energy Corp. All significant intercompany transactions and balances are eliminated in consolidation.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed consolidated financial statements should be read along with the Form 10-K filed with the SEC on March 31, 2025 of the Company for the annual period ended December 31, 2024. The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of and for the year then ended.

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Going Concern (Continued)

During the three months ended March 31, 2025 and 2024, the Company incurred losses from operations and had negative cash flow from operations. As of March 31, 2025, the Company had $2,803 in cash and cash equivalents and a working capital of $9,078. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements. In connection with the Company’s senior secured term loan facility in an aggregate principal amount of $75,000 (as amended, the “Term Loan”), the Company is obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures (See Note 6). Between March 2024 and February 2025, the Company obtained multiple waivers from the Term Loan administrative agent and lenders, or the Term Loan Lenders, for noncompliance with the liquidity requirements under the Term Loan.

On February 26, 2025, the Company entered into a Securities Purchase agreement (“Purchase Agreement”). The Purchase Agreement calls for the Company to authorize a new series of convertible preferred stock of the Company designated as the Series A Preferred Stock (as defined below), which shall be convertible into shares of the Company’s common stock, and sell to each buyer an aggregate number of shares of Series A Preferred Stock and 20 warrants, to each buyer, that are convertible to common stock.

Total proceeds amount to $8,000 which the Company will use for working capital, general corporate purposes and mandatory payments on the Term Loan if more than $8,000 is raised. As of March 31, 2025, the Company received $3,500 of the $8,000 less $300 in costs. In addition, investors received warrants to purchase up to 4,000 shares of Series A Preferred Stock at $10,000 per share, potentially providing up to $40 million in future capital.

In addition to the Purchase Agreement, the Term Loan was amended to (i) extend the maturity date by one (1) year to October 2027, (ii) defer all principal and interest payments to April 2026 and (iii) remove any applicable financial covenants (except for a financial covenant requiring the Company to maintain cash and cash equivalents equal to or greater than $2,500) through June 30, 2026.

As presented above, strategic initiatives were executed in order to alleviate the substantial doubt, such as the Company’s ability to raise funds through the Purchase Agreement, the maturity extension of the Term Loan, and the absence of any covenants, other than a $2,500 minimum cash requirement, for at least one year from the financial statement issuance date. However, the initiatives were not enough support to completely alleviate the Company’s going concern. Due to no other concessions being made by the lenders in terms of future debt and interest due, except for extending payments into 2026 and the maturity date by one year, and due to the inherent uncertainty surrounding the realization of projected revenues from new markets, management concluded that there is significant doubt about the Company’s ability to continue as a going concern.

In addition, the Company may need to raise additional debt and/or equity financings to funds its operations, strategic plans, and meet its financial covenants. The Company has historically been able to raise additional capital through issuance of equity and/or debt financings and the Company intends to use its equity facility and raise additional capital as needed. However, the Company cannot guarantee that it will be able to raise additional equity, contain expenses, or increase revenue, and comply with the financial covenants under the Term Loan.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company held no Cash Equivalents.

From time to time the Company has amounts on deposit with financial institutions that exceed federally insured limits. The Company has not experienced any significant losses in such accounts.

Accounts Receivable

The Company’s trade receivables are recorded when billed and represent claims against third parties that will be settled in cash. Generally, payment is due from customers within 30-90 days of the invoice date and the contracts do not have significant financing components. Trade accounts receivables are recorded gross and are net of any applicable allowance. The allowance for credit losses as of March 31, 2025 and December 31, 2024 were not material.

Inventory

Inventories (Note 4), which consist of raw materials and finished goods, are stated at the lower of cost (first in, first out) or net realizable value, net of reserves for obsolete inventory. The Company continually analyzes its slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. The Company had a reserve of $260 and $188 as of March 31, 2025 and December 31, 2024, respectively.

Assets Held for Sale

Assets held for sale are valued at the lower of the carrying amount or the net realizable value estimated at March 31, 2025. Impairment to carrying amounts are recognized to non-operating expenses in the year ending December 31, 2024. The Assets held for sale, or the disposal group, consists of two research and development pieces of equipment that were not in use yet. Due to the nature of the disposal group being long-lived assets, the disposal group qualifies for the held for sale classification, as defined in ASC 360. Due to the Company shifting its focus from research and development efforts to product development, these assets would be put into service at an undeterminable time in the future and therefore, a search for a potential buyer was conducted. The Company plans to complete the sale in the second quarter of 2025.

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

Revenue is recognized when control of the promised goods is transferred to the customer or reseller, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Revenue associated with products holding rights of return are recognized when the Company concludes there is not a risk of significant revenue reversal in the future periods for the expected consideration in the transaction. There are no material instances including discounts and refunds where variable consideration is constrained and not recorded at the initial time of sale. Generally, the Company’s revenue is recognized at a point in time for standard promised goods at the time of shipment when title and risk of loss pass to the customer.

The Company recognizes revenue from right-to-access license agreements upon the transfer of control to the customer. Upfront fees are deferred and recognized over the estimated period of benefit. Royalties are recognized as revenue when the customer’s underlying sales occur. The transaction price and timing of revenue recognition are adjusted as necessary to reflect changes in expectations.

The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. Payment terms for distributors and original equipment manufacturers (“OEMs”) are typically due within 30-90 days after shipment. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of March 31, 2025 and December 31, 2024, the contract liability related to the Company’s customer deposits were approximately $137 and $317, respectively.

The Company recognized $306 of the contract liability as of December 31, 2024 during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recognized $134 of the contract liability that was recorded as a January 1, 2024 beginning balance.

On July 29, 2024, Dragonfly Energy Corp. (“Legacy Dragonfly”), one of the wholly-owned subsidiaries of the Company, and Battle Born Battery Products, LLC (“Battle Born LLC”), a wholly-owned subsidiary of Legacy Dragonfly, entered into a License Agreement (the “License Agreement”) with Stryten Energy LLC (“Stryten”) (Note 7). The $5,000 initial licensing fee is being recognized as revenue on a straight-line basis over five years. The Company has recorded $250 in revenue related to the License Agreement for the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, the contract liability related to the Company’s deferred revenue were approximately $4,333 and $4,583, respectively. As of March 31, 2025, the Company had $1,000 in short term deferred revenue and $3,333 in long-term deferred revenue related to the License Agreement.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Disaggregation of Revenue

The following table present the Company’s disaggregated revenues by distribution channel:

	For the Three Months Ended
	March 31,
Sales	2025	2024
Direct to customer	5,015	5,203
Original equipment manufacture	8,091	7,302
License fee revenue	250	-
Total	$13,356	$12,505

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. The Company estimates, based upon a review of historical warranty claim experience, the costs that may be incurred under its warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation at March 31, 2025 and December 31, 2024 to be $588 and $514, respectively. The Company incurred warranty expense of $123 and $541 for the three months ended March 31, 2025 and 2024, respectively.

March 31,
2025
Beginning warranty obligation	514
Provision of warranty expense	123
Settlement of warranty claims	(49)
Ending warranty obligation	$588

Concentrations

As of March 31, 2025, receivables from Customer A comprised approximately 31% of accounts receivable. As of December 31, 2024, receivables from Customer A and B comprised approximately 15% and 21%, respectively, of accounts receivable. There are no other significant accounts receivable concentration.

For the three months ended March 31, 2025, sales from Customer A comprised approximately 18% of the Company’s total revenue. For the three months ended March 31, 2024, sales from Customer A comprised approximately 16% of the Company’s total revenue.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Concentrations (Continued)

As of March 31, 2025, payables to Vendor A and Vendor C comprised approximately 27% and 18%, respectively, of accounts payables. As of December 31, 2024, payables to Vendor A, Vendor B, and Vendor C comprised approximately 33%, 11%, and 12%, respectively, of accounts payables.

For the three months ended March 31, 2025, Vendor A accounted for approximately 21% of the Company’s total purchases. For the three months ended March 31, 2024, Vendor B accounted for approximately 12% of the Company’s total purchases.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees and non-employee consultants using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options (Note 12). The fair value method requires the Company to estimate the fair value of stock-based payment awards to employees and non-employees on the date of grant using an option pricing model. Stock-based compensation costs are based on the fair value of the underlying option calculated using the Black-Scholes option pricing model and recognized as expense on a straight line basis over the requisite service period, which is the vesting period. Restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. The Company measures equity-based compensation awards granted to non-employees at fair value as the awards vest and recognizes the resulting value as compensation expense at each financial reporting period.

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

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company had a liability of $55 and $55 as of March 31, 2025 and December 31, 2024, respectively, of uncertain tax positions.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	March 31,
	2025	2024
Warrants	52,256,156	2,723,400
Restricted stock units	323,591	18,013
Series A Preferred Stock	3,840,000	-
Options	161,939	257,255
Weighted average number of common shares - basic	56,581,686	2,998,668

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Derivative Accounting

The Company evaluates its financial instruments, including preferred stock and warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives pursuant to ASC 815, Derivatives and Hedging. Warrants are assessed for classification as either equity or liabilities based on their specific terms and applicable accounting guidance. Equity-classified warrants are recorded within additional paid-in capital at their grant date fair value and are not subsequently remeasured, while liability-classified warrants are recorded at fair value on the issuance date and remeasured at each reporting period, with changes in fair value recognized in earnings. Preferred stock is evaluated to determine whether it should be classified as a liability, equity, or within mezzanine (temporary) equity. This assessment considers the presence of redemption features not solely within the Company’s control or if redemption is deemed probable. Preferred stock classified as mezzanine equity is presented between liabilities and equity on the consolidated balance sheets, with changes to the redemption value accounted for in accordance with ASC 480, Distinguishing Liabilities from Equity. If preferred stock contains embedded derivatives that are not clearly and closely related to the host instrument, such derivatives are bifurcated and measured at fair value, with changes recorded in earnings. Fair value is determined using appropriate valuation techniques, such as the Black-Scholes option pricing model or discounted cash flow analysis, considering the terms of the financial instruments and prevailing market conditions at the reporting date.

Segment Reporting

Operating segments are identified (Note 14) as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s Chief Executive Officer to make decisions with respect to resource allocation and assessment of performance. Previously, the Company recognized one operating segment. Historically, the Company reported a single operating and reportable segment, as management evaluated the business on a consolidated basis. During the fourth quarter of 2024, the Company reassessed its internal reporting structure and how management monitors operations and makes decisions. As a result of this reassessment, the Company determined that it now manages its business through two distinct operating segments. This change was driven by the development of the Company’s operations and internal decision-making processes, including the introduction of separate performance metrics and discrete financial information for each segment.

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

The following table presents assets and liabilities that were measured at fair value in the Condensed Consolidated Balance Sheets on a recurring basis as of March 31, 2025:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of March 31, 2025
Liabilities
Warrant liability- Term Loan	$1,674	$1,674	$-	$1,674	$-
Warrant liability- June 2023 Public Offering	337	337	-	337	-
Total liabilities	$2,011	$2,011	$-	$2,011	$-

The following table presents assets and liabilities that were measured at fair value in the Condensed Consolidated Balance Sheets on a recurring basis as of December 31, 2024:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of December 31, 2024
Liabilities
Warrant liability - Term Loan	$3,883	$3,883	$-	$3,883	$-
Warrant liability - June 2023 Public Offering	1,250	1,250	-	1,250	-
Total liabilities	$5,133	$5,133	$-	$5,133	$-

Due to Black-Scholes calculation being utilized on all fair value measurement of warrant liabilities as of March 31, 2025 and December 31, 2024, the fair value warrant liabilities were transferred from Level 3 to Level 2 as of December 31, 2024. This is due to the observable inputs (such as the Company’s stock price and comparable company volatility calculations) included in the Black-Scholes calculation, which makes the fair value measurement of the warrant liabilities more closely aligned with Level 2.

The carrying amounts of accounts receivable and accounts payable are considered Level 1 and approximate fair value as of March 31, 2025 and December 31, 2024 because of the relatively short maturity of these instruments.

The carrying value of the Term Loan as of March 31, 2025 and December 31, 2024 approximates fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt and is considered Level 2.

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

The changes for Level 3 items measured at fair value on recurring basis using significant unobservable inputs are as follows:

There was no Level 3 activity for the three months ended March 31, 2025.

	Warrant Liability - Term Loan	Warrant liability- June Public Offering
Fair value as of January 1, 2024	$1,014	$3,434
Change in fair value, gain included in net loss(1)	(4)	(220)
Fair value as of March 31, 2024	$1,010	$3,214

(1)	Changes in fair value of warrant liabilities are disclosed separately in the Condensed Consolidated Statements of Operations.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 4 - INVENTORY

Inventory consists of the following:

	March 31, 2025	December 31, 2024
Raw material	$17,251	$18,776
Finished goods	4,477	2,940
Total inventory	$21,728	$21,716

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

On April 12, 2024 the Company entered into a lease agreement, pursuant to which the Company agreed to lease an approximately 64,000 square foot facility (the “Premises”) located in Fernley, Nevada, to be used for general, warehousing, assembly/light manufacturing, painting of products, storage fulfillment, distribution of the Company’s products, and other uses as permitted under the Fernley Lease Agreement (the “Fernley Lease Agreement”). The effective date of the lease is April 1, 2024 (the “Lease Commencement Date”). However, the initial term of the Fernley Lease Agreement (the “Term”) is for a period of sixty (60) months, effective June 1, 2024 (the “Rent Commencement Date”). The base rent for the Premises, payable monthly, was $45 for the first ten months, starting June 1, 2024, and is subject to a three percent (3.0%) increase on the anniversary of the Lease Commencement Date each year. The Company also will be responsible for twenty-five percent (25%) of any operating expenses, taxes and insurance expenses incurred by the Landlord in connection with the building in which the Premises are located (the “Expenses”) as well as utility expenses. The Expenses are subject to recalculation and increase upon the completion of the Initial Improvements (as defined in the Fernley Lease Agreement). The Landlord is responsible for completing the Initial Improvements. The Fernley Lease Agreement also contains customary default provisions allowing the Landlord to terminate the Fernley Lease Agreement if the Company fails to cure certain breaches of its obligations under the Fernley Lease Agreement within a specified period of time upon written notice to the Company. Concurrent with the execution of the Fernley Lease Agreement, the Company paid the Landlord a security deposit of $50.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 5 - Commitments and Contingencies (continued)

The following table presents the breakout of the operating leases as of:

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$19,079	$19,737
Short-term operating lease liabilities	2,985	2,926
Long-term operating lease liabilities	21,823	22,588
Total operating lease liabilities	$24,808	$25,514
Weighted average remaining lease term	8.30 years	8.46 years
Weighted average discount rate	7.88%	7.86%

Assumptions used in determining the Company’s incremental borrowing rate include its implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At March 31, 2025, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2025(1)	3,620
December 31, 2026	4,376
December 31, 2027	3,588
December 31, 2028	3,695
December 31, 2029	3,443
Thereafter	15,883
Total lease payments	34,605
Less imputed interest	9,797
Total operating lease liabilities	$24,808

(1)	Represents scheduled payments for the remaining nine-month period ending December 31, 2025.

		For The Three Months Ended March 31,
Lease cost	Classification	2025	2024
Operating lease cost	Cost of goods sold	$627	$350
Operating lease cost	Research and development	40	23
Operating lease cost	General and administration	817	270
Operating lease cost	Selling and marketing	13	12
Total lease cost		$1,497	$655

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

The following table presents the breakout of the financing leases as of:

	March 31, 2025	December 31, 2024
Finance lease right-of-use assets	$112	$121
Short-term finance lease liabilities	48	47
Long-term finance lease liabilities	51	63
Total finance lease liabilities	$99	$110
Weighted average remaining lease term	2.59 years	2.78 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining the Company’s incremental borrowing rate include its implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At March 31, 2025, the future minimum lease payments under these financing leases are as follows:

Fiscal Years Ending
December 31, 2025(1)	39
December 31, 2026	37
December 31, 2027	18
December 31, 2028	9
December 31, 2029	2
Total lease payments	105
Less imputed interest	6
Total financing lease liabilities	$99

(1)	Represents scheduled payments for the remaining nine-month period ending December 31, 2025.

Other Contingencies

In March 2025, the Company has agreed to pay LithiumHub a total of $2.5 million, of which approximately $0.6 million will be paid in 2025, and approximately $1.9 million will be paid in 2026, in exchange for a non-exclusive license in LithiumHub Technologies, LLC’s patents rights relating to the Patents-in-Suit. In accordance with the Settlement Agreement, the Company and LithiumHub will terminate the ongoing patent litigation between them. The Settlement Agreement includes no admission of infringement by the Company.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - LONG TERM DEBT

Term Loan Agreement

As of March 31, 2025, the Company had an outstanding Term Loan under a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”), dated October 7, 2022, with EICF Agent LLC, as agent, and certain lenders. The Term Loan matures on October 7, 2027 and amortizes at a rate of 5% per annum beginning in October 2024.

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

During the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $3,579 and $3,701, respectively. Amortization of the debt issuance costs amounted to $1,095 and $894, respectively, for the same periods. As of December 31, 2024, the carrying value was $29,646, consisting of $69,974 in principal, plus $15,938 in capitalized PIK interest, net of $56,266 in unamortized debt discount.

The obligations under the Term Loan Agreement are secured by a first-priority lien on substantially all of the Company’s assets, including certain mortgaged properties.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Long Term Debt (continued)

Financial Covenants

The Company is subject to restrictive financial covenants pertaining to Maximum Senior Leverage Ratio, Liquidity, Fixed Charge Coverage Ratio, and Capital Expenditures as defined in the Term Loan Agreement. As of December 31, 2024, the Company was not in compliance with its financial covenants pertaining to the fixed charge coverage ratio, liquidity, and the maximum senior leverage ratio. On March 31, 2024, April 29, 2024, May 30, 2024, June 28, 2024, July 31, 2024, August 30, 2024, September 30, 2024, October 31, 2024, November 30, 2024 and December 31, 2024 the Company obtained waivers from the Term Loan Lenders and administrative agent in regards to its failure to satisfy the liquidity requirement under the Term Loan for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024 and the fiscal months ended April 30, 2024, May 31, 2024 July 31, 2024, August 31, 2024, October 31, 2024 and November 30, 2024, as applicable.

On February 2025, in connection with the Securities Purchase Agreement, the Company entered into the Fifth Amendment to the Term Loan. This amendment extended the loan’s maturity date by one year to October 2027 and deferred all principal and interest payments until April 2026. Additionally, the amendment postponed certain covenant requirements, significantly reducing the likelihood of a breach and the lender’s ability to accelerate repayment based on prior noncompliance, thereby allowing the Company to reclassify the debt as long-term as of December 31, 2024.

In evaluating the accounting treatment of the Fifth Amendment, the Company applied the guidance under ASC 470-50, “Debt—Modifications and Extinguishments.” Based on the analysis, the Company concluded that the present value of the cash flows under the Amended Term Loan differed by less than 10% from the present value of the remaining cash flows under the original Term Loan. Consequently, the amendment met the criteria for classification as a debt modification.

At March 31, 2025 the future debt maturities are as follows:

For Year Ended December 31,
2025	-
2026	2,813
2027	98,342
Total debt	101,155
Less: Estimated interest paid-in-kind	(11,663)
Total debt	89,492
Less: Unamortized debt discount costs	(55,868)
Total carrying amount	33,624
Less: Current portion of debt	-
Total long-term debt	$33,624

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 7 - LICENSE AGREEMENT

On July 29, 2024, Legacy Dragonfly and Battle Born LLC, a wholly-owned subsidiary of Legacy Dragonfly, entered into the License Agreement with Stryten. Under the terms of the License Agreement, Battle Born LLC granted Stryten an exclusive, worldwide license to use certain trademarks associated with the Company’s lithium-ion battery brand, Battle Born Batteries®, for business-to-business battery sales in specified markets. In exchange, Stryten paid an initial licensing fee of $5,000 and will make additional mid-single digit royalty payments to be paid based on net sales to be paid quarterly utilizing the licensed trademarks, with total royalties capped at $25,000. Once the cap is reached, Stryten will be required to pay a nominal annual license fee. The License Agreement is perpetual unless terminated in accordance with its terms. Concurrently, the Company transferred all intellectual property rights related to the licensed trademarks to Battle Born LLC and retained a worldwide license outside of Stryten’s designated markets. The $5,000 initial licensing fee is being recognized as revenue on a straight-line basis over five years. For the three months ended March 31, 2025, the Company has recorded $250 in revenue related to the amortization of the License Agreement and no royalty payments have been received or earned. As of March 31, 2025, the Company has recorded $1,000 in short-term deferred revenue and $3,333 in long-term deferred revenue related to the license agreement. As of December 31, 2024, the Company has recorded $1,000 in short-term deferred revenue and $3,583 in long-term deferred revenue related to the License Agreement.

Note 8 - RELATED PARTY

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

Effective April 12, 2024, the Company entered into amendments to the employment agreements with its Chief Executive Officer, its Chief Revenue Officer and its Chief Commercial Officer (formerly the Company’s Chief Marketing Officer) to amend the terms of their annual equity compensation (the “Amended Employee Agreements”). The Amended Employee Agreements allow the Company to issue a combination of cash and equity awards on an annual basis up to a specified amount ($1,532 for the Chief Executive Officer, $490 for the Chief Revenue Officer and $236 for the Chief Commercial Officer), subject to approval and such other terms and conditions imposed by the compensation committee of the board of directors.

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

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - WARRANTS

Common Stock Warrants classified as Equity

Public Warrants

The Company’s Public Warrants are classified as equity and as of March 31, 2025 and December 31, 2024, there were 1,046,948 Public Warrants issued and outstanding.

During the three months ended March 31, 2025 and 2024, no public warrants were exercised.

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

Underwriters’ Warrants:

Common Stock Warrants
Underwriters’ Warrants Outstanding, January 1, 2025	63,362
Underwriters’ Warrants issued	-
Underwriters’ Warrants Outstanding, March 31, 2025	63,362

Common Stock Warrants classified as Liability

Private Placement Warrants

There were 166,821 private warrants outstanding as of March 31, 2025 and December 31, 2024, respectively. The Company accounts for the Private Placement Warrants (the “Private Placement Warrants”) issued in connection with the Initial Public Offering (the “Initial Public Offering”) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private warrants do not meet the criteria for equity treatment thereunder, each private warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date.

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

Term Loan Warrants (the “Original Penny Warrants”)

On May 13, 2024, the Company received a waiver, or the May 2024 Waiver, in regards to its compliance with the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements (the “Tests”) as of the last day of the quarter ended March 31, 2024. The May 2024 Waiver provided for a one-time issuance of the May 2024 Penny Warrants to purchase up to 283,334 shares of the Company’s common stock, at an exercise price of $0.09 per share, in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended March 31, 2024. The May 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

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

On December 31, 2024, the Company entered into the Fourth Amendment to the Term Loan with the Term Loan Lenders in regards to its compliance with the Tests for the quarter ended December 31, 2024. The Fourth Amendment provided for a one-time issuance the December 2024 Penny Warrants to purchase up to 350,000 shares of the Company’s common stock, at an exercise price of $0.01 per share, in connection with the Term Loan Lenders agreement to waive the Tests under the Term Loan for the quarter ended December 31, 2024 and to amend the Term Loan. During the year ended December 31, 2024 the Company issued additional Original Penny Warrants to purchase 2,754 shares of common stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the original penny warrants with respect to certain sales made by the Company under the ChEF Equity Facility. The December 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

On February 26, 2025, the Company entered into the Fifth Amendment to the Term Loan with the Term Loan Lenders in connection with the February 2025 securities purchase agreement (see Note 10). The Fifth Amendment provided for a one-time issuance the February 2025 Penny Warrants to purchase up to 330,000 shares of the Company’s common stock, at an exercise price of $0.01 per share. The February 2025 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

The May 2024 Penny Warrants, the June 2024 Penny Warrants, the September 2024 Penny Warrants, the December 2024 Penny Warrants and the February 2025 Penny Warrants were valued utilizing a Black-Scholes model with the following assumptions:

	May 2024 penny warrants	June 2024 penny warrants	September 2024 penny warrants	December 2024 penny warrants	February 2025 penny warrants
Stock price	$10.71	$7.65	$4.77	$2.78	$2.12
Strike price	$0.09	$0.09	$0.09	$0.01	$0.01
Term	10 years	10 years	10 years	10 years	10 years
Volatility	88%	91%	90%	90%	90%
Risk-free rate	4.5%	4.4%	3.8%	4.6%	4.3%

The Company concluded the Penny Warrants are not considered indexed to the Company’s common stock and to be accounted for as liabilities under ASC 815. As such, the estimated fair value is recognized as a liability each reporting period, with changes in the fair value recognized within income each period. There were no Original Penny Warrants outstanding prior to the merger.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Penny Warrants:

	As of March 31, 2025	As of December 31, 2024
Common stock price	$0.98	$2.78
Exercise price	0.09	0.09
Dividend yield	0%	0%
Term	7.52	7.77
Volatility	102.0%	94.00%
Risk-free rate	4.1%	4.5%
Fair value	$0.95	$2.74

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Investor Warrants issued in the June 2023 Offering:

	As of March 31, 2025	As of December 31, 2024
Common stock price	$0.98	$2.78
Exercise price	$18.00	$18.00
Dividend yield	0%	0%
Term	3.23	3.47
Volatility	121%	105%
Risk-free rate	3.9%	4.3%
Fair value	$0.27	$1.01

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

The following table presents a roll-forward of the Company’s warrants from January 1, 2025 to March 31, 2025 and January 1, 2024 to March 31, 2024:

	Private Warrants	Public Warrants	Term Loan Warrants	Investor Warrants
Warrants Outstanding, January 1, 2025	166,821	1,046,948	1,412,147	1,236,878
Exercise of warrants	-	-	-	-
Warrants issued	-	-	330,000	-
Warrants Outstanding, March 31, 2025	166,821	1,046,948	1,742,147	1,236,878

Warrants Outstanding, January 1, 2024	166,821	1,046,948	209,391	1,236,878
Exercise of warrants	-	-	-	-
Warrants issued	-	-	-	-
Warrants Outstanding, March 31, 2024	166,821	1,046,948	209,391	1,236,878

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (continued)

Private Placement Convertible Preferred Warrants classified as Liability

In February 2025, the Company issued 20 Private Placement Convertible Preferred Warrants (as defined below) as part of its initial closing of the Private Placement (see Note 10). Each warrant entitles the holder to purchase up to 200 shares of Series A Preferred Stock at an exercise price of $10,000 per share. The warrants are exercisable immediately and expire upon the earliest of: (i) 33 months after the shares of common stock issuable upon conversion of Series A Preferred Stock are registered for resale under the Securities Act, (ii) the occurrence of a Change of Control (as defined in the Certificate of Designation), or (iii) the full redemption of Series A Preferred Stock. The number of underlying shares and the exercise price are subject to adjustment in the event of stock splits, combinations, dividends, reclassifications, or other similar events. Upon exercise of the warrants, the Series A Preferred Stock is convertible into common stock at a conversion price that is subject to a floor of $0.424 per share, pursuant to the terms set forth in the Certificate of Designation.

The Company accounts for the Private Placement Convertible Preferred Warrants issued in connection with the initial offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Private Placement Convertible Preferred Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Convertible Preferred Warrant must be recorded as a derivative liability with the initial fair value of approximately $120. This liability is subject to re-measurement at each balance sheet date, with changes recorded in the consolidated statement of operations and comprehensive loss. However, the Company has deemed the fair value at inception as immaterial for initial recognition of the liability and will continue to monitor the change in fair value for subsequent periods. Please see Note 10 for more information as related to the aforementioned initial closing of the Private Placement.

The following table presents a roll-forward of the Company’s Private Placement Convertible Preferred Warrants from January 1, 2025 to March 31, 2025:

	Number of Warrants	Preferred Shares Underlying Warrants	Common Shares Underlying (at $1.00 floor)
Warrants Outstanding, January 1, 2025	-	-	-
Exercise of warrants	-	-	-
Warrants issued	20	4,000	48,000,000
Warrants Outstanding, March 31, 2025	20	4,000	48,000,000

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 10 – SERIES A PREFERRED STOCK

In February 2025, the Company entered into the Purchase Agreement with an institutional investor. Pursuant to the Purchase Agreement, the investor agreed to purchase in a registered direct offering (the “Registered Direct Offering”) from the Company 180 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a price of $10,000 per share, initially convertible into shares of common stock, par value $0.0001 per share of the Company, at a conversion price of $2.332 per share of common stock.

The Company conducted an initial offering, which included the sale of Series A Preferred Stock through a Registered Direct Offering (the “Registered Direct Offering”) and a Private Placement pursuant to the Purchase Agreement (the “Private Placement”). In the Private Placement, the Company agreed to sell: (i) 170 additional shares of Series A Preferred Stock at the same price as in the Registered Direct Offering, with a conversion price of $2.332 per share, and (ii) 20 warrants (the “Private Placement Convertible Preferred Warrants”) to purchase up to 4,000 shares of Series A Preferred Stock at $10,000 per share. The Floor Price for the Series A Preferred Stock sold in the Private Placement is $0.424.These terms are subject to adjustments for corporate events like stock splits.

In total, the Company sold 350 shares of Series A Preferred Stock and 20 Private Placement Convertible Preferred Warrants, raising approximately $3.2 million in net proceeds, which will be used for working capital and other general purposes.

Upon stockholder approval and registration effectiveness, the investor is required to purchase (the “Second Closing”) an additional 450 shares of Series A Preferred Stock (the “Second Closing Preferred Shares”) at the Second Closing, with terms similar to the Initial Offering, except for the conversion and floor prices, which will be determined.

The Company filed a Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series A Convertible Preferred Stock of the Company (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to establish the rights, privileges, preferences, and restrictions of the Series A Preferred Stock. As set forth in the Certificate of Designation, the Company designated 5,000 shares of preferred stock as Series A Preferred Stock. The following is a summary of the principal terms of the Certificate of Designation:

General. Each share of Series A Preferred Stock has a stated value of $10,000 per share (the “Series A Stated Value”) and, when issued, the Series A Preferred Stock will be fully paid and non-assessable.

Ranking. The Series A Preferred Stock ranks senior to all other Company capital stock for dividends, distributions, and liquidation payments, unless otherwise approved by the Required Holder (as defined in the Certificate of Designation).

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 10 – Series A Preferred Stock (Continued)

Dividends. Series A Preferred Stock holders are entitled to receive 8% annual dividends, starting from issuance, payable quarterly in arrears in cash or additional Series A Preferred Stock (defaulting to in-kind unless stated otherwise). If a Triggering Event (as defined in the Certificate of Designation) occurs, the rate increases to up to the lesser of 18% or maximum rate permitted under applicable law until resolved.

Conversion at Option of Holder. Holders may convert their Series A Preferred Stock into common stock at any time after issuance, subject to ownership limits and the issuable maximum, at a rate based on the Conversion Amount (as defined below), divided by the Conversion Price (as defined below), and subject to a Floor Price.

Voluntary Adjustment Right. Subject to the rules and regulations of Nasdaq, the Company has the right, at any time, with the written consent of the Required Holder, to lower the fixed conversion price to any amount and for any period of time deemed appropriate by the Company’s board of directors.

Alternate Conversion at the Holder’s Election. At the holder’s option, at any time, the holder may convert (an “Alternate Conversion”) some or all of such holder’s Series A Preferred Stock, at a conversion price equal to the lower of (i) the applicable Conversion Price as in effect on the date of such Alternate Conversion, and (ii) the greater of (x) the Floor Price and (y) 90% of the lowest VWAP (as defined in the Certificate of Designation) of the common stock during the ten (10) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice as set forth in the Certificate of Designation (the “Alternate Conversion Price”).

With respect to each share of Series A Preferred Stock, as of the applicable date of determination, the “Conversion Amount” is equal to the sum of (1) 120% of (i) the Series A Stated Value plus (ii) all declared and unpaid dividends on such shares as of such date of determination plus (2) any other amounts thereon owed to such holder, pursuant to this Certificate of Designations or any other Transaction Document (as defined in the Certificate of Designation) that have not otherwise been paid or satisfied.

The Conversion Price varies depending on the issuance circumstances of the Series A Preferred Stock and is subject to adjustments. (i) for Series A Preferred Stocks issued in the Registered Direct Offering and at the initial closing of the Private Placement, the Conversion Price is fixed at $2.332 per share (the “Initial Conversion Price”); (ii) for Series A Preferred Stocks issued at the Second Closing or upon the exercise of a Private Placement Warrant (excluding cases under points (iii) and (iv) below), the Conversion Price is the lower of (x) the Initial Conversion Price and (y) 110% of the last closing trade price on the trading day before the Second Closing, relevant Funding Date, or Exercise Date (as defined in each Private Placement Warrant); (iii) if a Series A Preferred Stock is issued upon warrant exercise when certain equity conditions are not met, the Conversion Price is the lower of (A) $3.50 and (B) 110% of the closing price on the trading day before delivery of the Exercise or Call Notice; And (iv) if warrants are exercised after the Registration Effectiveness Date (as defined in the Certificate of Designation) and the common stock has traded above $10.00 for 20 consecutive trading days, and equity conditions are not met, the Conversion Price will be 110% of the closing price on the trading day before the Exercise or Call Notice. In all cases, the Conversion Price is subject to proportional adjustments in the event of stock splits, dividends, combinations, and/or similar corporate actions and as set forth below under “Other Adjustments” below.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 10 – Series A Preferred Stock (Continued)

The Floor Price varies based on when and how the Series A Preferred Stock is issued: (i) for Series A Preferred Stocks sold in the Registered Direct Offering, the Floor Price is $1.00; (ii) for Series A Preferred Stocks sold at the initial closing of the Private Placement, it is $0.424, which represents 20% of the Nasdaq Minimum Price of the common stock on the trading day before the Purchase Agreement was signed; (iii) for Series A Preferred Stocks issued after the initial closing—including those in the Second Closing—the Floor Price is 20% of the Nasdaq Minimum Price as of the trading day immediately before issuance. If, after six months from the initial issuance date, the current Floor Price exceeds the Adjusted Floor Price (as defined in the Certificate of Designation), the Required Holder may elect to lower the Floor Price to the Adjusted Floor Price, subject to Nasdaq approval. Both the Floor Price and Adjusted Floor Price are subject to proportional adjustments for stock splits, dividends, combinations, and/or similar corporate events.

Other Adjustments. Until stockholder approval is obtained, the Company may not issue more than 1,450,489 shares of common stock upon conversion of the Series A Preferred Stock and in certain related transactions—an amount equal to 19.99% of the total outstanding shares as of February 26, 2025—subject to adjustments for stock splits, recapitalizations, and similar events (the “Issuable Maximum”). This limit applies collectively to all conversions of Series A Preferred Stock and related securities. Additionally, if the Company issues common stock at a price lower than the then-current Conversion Price (the “New Issuance Price”), the Conversion Price will be adjusted downward to the New Issuance Price.

Purchase Rights. If the Company issues options, convertible securities, or other purchase rights to acquire stock or property to all or most holders of common stock (“Purchase Rights”), holders of Series A Preferred Stock will also be entitled to receive these rights. Each holder may acquire the same Purchase Rights as if they had already converted all of their Series A Preferred Stock into common stock at the Alternate Conversion Price, subject to the Beneficial Ownership Limitation.

Liquidation Preference. Each share of Series A Preferred Stock carries a liquidation preference equal to the greater of (A) the conversion of such Series A Preferred Stock on the date of such payment and (B) the amount per share such holder would receive if such holder converted such Series A Preferred Stock into common stock immediately prior to the date of such payment.

Mandatory Redemption Triggering Event. Upon any Mandatory Triggering Event (as defined in the Certificate of Designation), the Company shall immediately redeem in cash all amounts due under the Series A Preferred Stock at a redemption price equal to the Conversion Amount to be redeemed.

Voting Rights. Holders of Series A Preferred Stock have no voting power, cannot vote on any matters, and cannot call or participate in shareholder meetings, except as outlined in the Certificate of Designation or required by law. The Company cannot take certain actions without the prior consent of the Required Holder, including: (a) altering the powers, preferences, or rights of the Series A Preferred Stock or amending the Certificate of Designation, (b) creating any stock class senior or pari passu to the Series A Preferred Stock, (c) amending the articles of incorporation in ways that negatively affect the Series A Preferred Stock rights, (d) changing the number of authorized Series A Preferred Stock, (e) paying dividends or making distributions on common stock, (f) purchasing or redeeming junior capital stock, (g) issuing Series A Preferred Stock outside the agreed terms, or (h) circumventing any rights set forth in the Certificate of Designation.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 10 – Series A Preferred Stock (Continued)

Change of Control Exchange. Upon a change of control of the Company, each holder may require the Company to exchange such holder’s shares of Series A Preferred Stock for consideration equal to the Conversion Amount (or (1) the Series A Stated Value thereof plus (2) all declared and unpaid dividends on such shares as of such date of determination plus (3) any other amounts thereon owed to such holder, pursuant to the Certificate of Designation or any other Transaction Document that have not otherwise been paid or satisfied, in the case of any shares of Series A Preferred Stock funded following the Announcement Time (as defined in the Certificate of Designation) but prior to the date of the change of control.

Company Optional Redemption. The Company can redeem all or part of the outstanding Series A Preferred Stock at any time by sending a written notice to each holder. The redemption price is generally the Conversion Amount, but may be the Stated Value in certain cases. If a Triggering Event has occurred, the price will be the greater of (i) the Conversion Amount or (ii) the product of the Conversion Rate and the average of the five highest daily VWAPs of the common stock from the day before the company optional redemption notice to the day before the payment is required.

Fundamental Transactions. The Certificate of Designation prevents the Company from engaging in fundamental transactions, such as mergers or business combinations, unless it (or its successor) assumes all obligations under the Certificate of Designation and Transaction Documents, or redeems all outstanding Series A Preferred Stock.

Covenants. The Certificate of Designation imposes several restrictions on the Company, including prohibiting the redemption, repurchase, or declaration of dividends on capital stock (except as required), incurring debt (except Permitted Indebtedness), entering into affiliate transactions, or creating liens without the Required Holder’s prior consent. Additionally, the Company cannot issue Series A Preferred Stock or other securities that would violate the Certificate of Designation or issue securities below the current Floor Price.

The Company evaluated the features of the Series A Preferred Stock to determine if any needed to be bifurcated as embedded derivatives. It concluded that the conversion feature is closely related to the host contract, while the redemption feature qualifies for bifurcation as a derivative. However, the initial fair value of the bifurcated derivative is immaterial because the likelihood of such redemption feature being triggered is remote. The fair value of this bifurcated derivative liability is remeasured to fair value each reporting period, with material changes, if any, recorded in the consolidated statement of operations and comprehensive loss. While the host contract is considered as an equity-classified instrument, it includes provisions that allow the investor to redeem the instrument for cash or other assets upon the occurrence of events that are not solely within the company’s control, the Series A Preferred Stock is classified as mezzanine equity.

As a result, the Company bifurcated the Series A Preferred Stock into (i) the host contract, classified within mezzanine equity, and (ii) the bifurcated derivative liability related to the redemption feature.

The proceeds from the Initial Offerings were allocated first to the fair value of the Private Placement Convertible Preferred Warrants, with the remaining balance allocated to the Series A Preferred Stock. The Private Placement Convertible Preferred Warrants do not meet equity classification requirements under ASC 815-40, so they are treated as derivative liabilities, remeasured to fair value each reporting period, with changes recorded in the consolidated statement of operations and comprehensive loss. However, as described in Note 9 above, the Company deemed the fair value of the warrants to be immaterial for initial recognition.

From the issuance date through March 31, 2025, 30 shares of Series A Preferred Stock were converted into 311,887 shares of common stock. As a result, $273 (net of offering costs) was reclassified from mezzanine equity to common stock and additional paid-in capital. Subsequent to March 31, 2025, 105 shares of Series A Preferred Stock were converted into 1,933,420 shares of common stock at a conversion price of $0.66 per share of common stock. As a result, $962 (net of offering costs) was reclassified from mezzanine equity to common stock and additional paid-in capital.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - COMMON STOCK

No dividends on common stock had been declared by the Company.

For the three months ended March 31, 2025 and 2024, the Company had reserved shares of common stock for issuance as follows:

	March 31, 2025	March 31, 2024
Options issued and outstanding	161,939	257,255
Common stock outstanding	7,589,642	6,695,587
Warrants outstanding	52,256,156	2,723,400
Earnout shares	2,777,778	2,777,778
Series A Preferred Stock outstanding	3,840,000	-
Shares available for future issuance	1,227,247	1,220,725
Total	67,852,762	13,674,745

ChEF Equity Facility

The Company and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (the “Original Purchase Agreement”) and a Registration Rights Agreement in connection with the merger. Pursuant to the Original Purchase Agreement, the Company has the right to sell to CCM LLC an amount of shares of common stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the Purchase Agreement (the “ChEF Equity Facility”). In addition, the Company appointed LifeSci Capital, LLC as “qualified independent underwriter” with respect to the transactions contemplated by the Purchase Agreement. Under the terms of the Purchase Agreement with CCM LLC, the Company issued 23,160 shares for aggregate net proceeds to the Company of $63 from the period January 1, 2025 through March 31, 2025. No issuances occurred for the period of January 1, 2024 through March 31, 2024.

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

During the three months ended March 31, 2025 and 2024, the Company did not issue any shares of common stock under the ESPP.

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2025	168,809	$25.97	$25.97	6.50	$-
Options granted	-	-	-	-	-
Options forfeited	(1,594)	35.32	35.32	-	-
Options expired	(5,276)	32.87	32.87	-	-
Options exercised	-	-	-	-	-
Balances, March 31, 2025	161,939	$25.66	$25.66	6.53	$-

At March 31, 2025
Vested and Exercisable	147,703	$24.74		6.47	$-
Vested and expected to vest	161,939	$25.66		6.53	$-

During the three months ended March 31, 2025, the Company did not issue any stock options.

Share-based compensation expense for options and RSUs totaling $220 and $266 was recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.

Of the $220 of share-based compensation incurred during the three months ended March 31, 2025, $18 is allocated to cost of goods sold, $14 to research and development, $61 to selling and marketing, and $127 to general and administrative expenses. Of the $266 of share-based compensation incurred during the three months ended March 31, 2024, $32 is allocated to cost of goods sold, $65 to research and development, $60 to selling and marketing, and $109 to general and administrative expenses.

Restricted Stock Units

On February 5, 2024, the Company granted 24,447 restricted stock units of which 11,111 vested immediately. The fair value of the 24,447 restricted stock units was $95 and an expense of $45 was recorded as compensation expense during the three months ended March 31, 2024.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Stock-Based Compensation (continued)

Restricted Stock Units (Continued)

The following table presents the restricted stock units activity for the three months ended March 31, 2025 and 2024:

	Number of Shares	Weighted-Average Fair Market Value
Unvested shares, January 1, 2025	334,751	$4.54
Forfeited	(8,006)	5.40
Vested	(3,196)	5.45
Unvested shares, March 31, 2025	323,549	$4.51

As of March 31, 2025 and 2024 there were 1,227,247 and 1,220,725 shares, respectively, of unissued authorized and available for future awards under the 2022 Equity Incentive Plan and Employee Stock Purchase Plan.

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

Note 14 - REPORTABLE SEGMENTS

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

For the DTC and OEM, the Chief Operating Decision Maker (“CODM”) uses both segment gross and net profit and loss from operations to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process.

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

The Company’s CODM is the Chief Executive Officer.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - Reportable Segments (continued)

The following table presents the reportable segments information for the three months ended March 31, 2025:

	DTC	OEM	Other		Total

Net Sales	$5,016	$8,090	$250	(1)	$13,356

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$13,356

Direct material	2,889	4,659	-		7,548
Direct labor	321	484	-		805
Direct overhead and depreciation	429	646	-		1,075

Total Cost of Goods Sold	3,639	5,789	-		9,428

Gross profit	1,377	2,301	250		3,928

Operating Expenses
Research & development	-	-	1,000	(2)	1,000
Sales tax adjustment	2	-	-		2
Credit card & amazon transaction fees	114	-	-		114
Other general & administrative	-	-	6,241	(3)	6,241
Shipping	338	287	-		625
Sales and marketing stock compensation	10	38	-		48
Sales and marketing wages	197	311	-		508
Marketing spend	675	71			746
Rent	14	4	-		18
Unallocated sales and marketing stock compensation	-	-	292	(4)	292
Unallocated sales and marketing wages	-	-	14	(4)	14
Other sales & marketing	-	-	234	(4)	234

Total Operating Expenses	1,350	711	7,781		9,842

Loss from operations	27	1,590	(7,531)		(5,914)

Interest expense, net	-	-	(4,701	)(5)	(4,701)
Change in FMV of warrant liability	-	-	3,818		3,818

Total Other Income (Expense)	-	-	(883)		(883)

Net Loss Before Taxes	27	1,590	(8,414)		(6,797)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$27	$1,590	$(8,414)		$(6,797)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(6,797)

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - Reportable Segments (continued)

(1)	Licensing Revenue which is not considered a segment as it is currently immaterial.
(2)	Research and Development expenses including employee costs related to new products.
(3)	Administrative and Engineering employee costs along with legal, insurance, professional fees related to administration and other general office expenses.
(4)	General sales and marketing employee cost and other marketing expenses.
(5)	Interest expense related to debt and change in fair market value of warrant liability.

There were no significant customer revenues from the Company’s DTC segment for the three months ended March 31, 2025.

Revenues from one customer of the Company’s OEM segment represents approximately $2,300, or 18%, of the Company’s consolidated revenues for the three months ended March 31, 2025.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - Reportable Segments (continued)

The following table presents the reportable segments information for the three months ended March 31, 2024:

	DTC	OEM	Other		Total

Net Sales	$5,203	$7,302	$-		$12,505

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$12,505

Direct material	2,937	4,531	-		7,468
Direct labor	370	499	-		869
Direct overhead and depreciation	476	641	-		1,117

Total Cost of Goods Sold	3,783	5,671	-		9,454

Gross profit	1,420	1,631	-		3,051

Operating Expenses
Research & development	-	-	1,333	(1)	1,333
Sales tax adjustment	(1)	-	-		(1)
Credit card & amazon transaction fees	147	-	-		147
Other general & administrative	-	-	4,667	(2)	4,667
Shipping	295	280	-		575
Sales and marketing stock compensation	15	34	-		49
Sales and marketing wages	164	353	-		517
Marketing spend	375	124	-		499
Rent	14	3	-		17
Unallocated sales and marketing stock compensation	-	-	254	(3)	254
Unallocated sales and marketing wages	-	-	11	(3)	11
Other sales & marketing	-	-	822	(3)	822

Total Operating Expenses	1,009	794	7,087		8,890

Loss from Operations	411	837	(7,087)		(5,839)

Other income (expense)	-	-	(4)		(4)
Interest expense, net	-	-	(4,760	)(4)	(4,760)
Change in FMV of warrant liability	-	-	236	(4)	236

Total Other Income (Expense)	-	-	(4,528)		(4,528)

Net Loss before taxes	411	837	(11,615)		(10,367)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$411	$837	$(11,615)		$(10,367)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(10,367)

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - Reportable Segments (continued)

(1)	Research and Development expenses including employee costs related to new products.
(2)	Administrative and Engineering employee costs along with legal, insurance, professional fees related to administration and other general office expenses.
(3)	General sales and marketing employee cost and other marketing expenses.
(4)	Interest expense related to debt and change in fair market value of warrant liability.

There were no significant customer revenues from the Company’s DTC segment for the three months ended March 31, 2024.

Revenues from one customer of the Company’s OEM segment represents approximately $2,000, or 16%, of the Company’s consolidated revenues for the three months ended March 31, 2024.

Note 15 - SUBSEQUENT EVENTS

On April 28, 2025, pursuant to the Purchase Agreement, the Company sold to the Purchaser, in the Second Closing, an additional 450 shares of Series A Preferred Stock at a price of $10,000 per share, which shares of Series A Preferred Stock are initially convertible into shares of common stock at a conversion price of $0.594 per share. The Floor Price (as defined in the Certificate of Designation) for the shares of Series A Preferred Stock issued in the Second Closing is $0.10902. The gross proceeds of the Second Closing were $4.5 million, with net proceeds of $4.15 million (net of expenses).

Subsequent to March 31, 2025, 105 shares of Series A Preferred Stock were converted into 1,933,420 shares of common stock.

On May 14, 2025, the Company received a letter (the “Letter”) from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that, based upon the Company’s non-compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”), the Staff had determined to delist the Company’s securities from Nasdaq unless it timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets this requirement. Pursuant to Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period due to the fact that it has effected a reverse stock split over the prior one-year period. As previously disclosed, pursuant to the written notice received from the Staff on December 12, 2024 (the “Notice”), the Company is also currently not in compliance with Nasdaq Listing Rule 5550(b)(2), which requires the Company to maintain a minimum Value of Listed Securities (“MVLS”) of $35 million for continued listing on The Nasdaq Capital Market (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has until June 10, 2025, to regain compliance with the MVLS Requirement, subject to extension by Nasdaq. The Company fully intends to timely request a hearing before the Panel, at which hearing the Company will request an extension within which to evidence compliance with the Bid Price Requirement and the MVLS Requirement. The Company’s request for a hearing will stay any suspension or delisting action by the Staff pending the hearing and the expiration of any extension period granted by the Panel following the hearing. The Company intends to continue to take definitive steps in an effort to evidence compliance with the Bid Price Requirement and the MVLS Requirement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Dragonfly Energy Holdings Corp., a Nevada corporation. References to “Legacy Dragonfly” refer to Dragonfly Energy Corp., a Nevada corporation and one of our wholly-owned subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Annual Report”), particularly those under “Risk Factors.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to service our outstanding indebtedness and comply with the financial covenants in our loan agreement, the failure of which could allow our lenders to accelerate payment under our loan agreement, which would have a material adverse effect on our ability to operate and could require us, among other things, to reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve;
●	our ability to raise additional capital to fund our operations;
●	our ability to successfully increase market penetration into target markets;
●	our ability to cure any listing deficiencies and maintain the listing of our common stock and Public Warrants on the Nasdaq Capital Market;
●	the addressable markets that we intend to target do not grow as expected;
●	the potential for events or circumstances that result in our failure to timely achieve the anticipated benefits of our customer arrangements with THOR Industries and its affiliate brands (including Keystone RV Company (“Keystone”)), including Keystone’s decision in July 2023, that, due to weaker demand for its products and its subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers;

●	our ability to generate revenue from future product sales in our existing markets or new markets that we enter, including the trucking and industrials markets, and our ability to achieve and maintain profitability;
●	the potential impact of the conversion and the terms of our outstanding Series A Convertible Preferred Stock (“Series A Preferred Stock”) on the market price of our common stock;
●	the loss of any members of our senior management team or other key personnel;
●	the loss of any relationships with key suppliers, including suppliers in China;
●	the loss of any relationships with key customers;
●	our ability to protect our patents and other intellectual property;
●	our ability to engage target customers and successfully retain these customers for future orders;
●	the failure to successfully optimize solid-state cells or to produce commercially viable solid-state cells in a timely manner or at all, or to scale to mass production;
●	the failure to produce lithium battery cells in the United States in a timely manner or at all, or to scale to mass production;
●	the failure to timely achieve the anticipated benefits of our recent licensing arrangement with Stryten Energy LLC (“Stryten”);
●	changes in applicable laws or regulations, including changes in the rates of tariffs or any adjustments to the amounts payable by us to customs as a result of improperly identifying the applicable tariff rate payable on our products;
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors (including an economic slowdown or inflationary pressures);
●	our ability to sell the desired amounts of shares of common stock at desired prices under our committed equity facility;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	developments relating to our competitors and our industry;
●	the reliance on two suppliers for our lithium iron phosphate cells and a single supplier for the manufacture of our battery management system;
●	our current dependence on one manufacturing facility; and
●	the potential impact of global and macroeconomic conditions, including economic, political and social instability, including the Russia-Ukraine conflict, the India-Pakistan conflict and Hamas’ attack on Israel, and their effects on our operations.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. Please see “Part I-Item 1A-Risk Factors” of our Annual Report and in this Quarterly Report for additional risks which could adversely impact our business and financial performance.

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

Since 2020, we have sold over 340,000 batteries. For the quarters ended March 31, 2025, and March 31, 2024, we sold 10,845 and 11,098 batteries, respectively, and had $13.4 million and $12.5 million in net sales, respectively. We currently offer several lines of batteries across our two brands, each differentiated by size, power and capacity, consisting of seven different models, which come with an option for internal heat for cold temperature operation or an option for wireless communication using our Dragonfly IntelLigence feature. We primarily sell “Battle Born” branded batteries directly to consumers (“DTC”) and “Dragonfly” branded batteries to original equipment manufacturers (“OEMs”).

Our increase in sales is a reflection of a slight recovery in the RV market and increased market penetration as compared to prior quarter and prior year. Although our existing RV OEM customers have only slightly increased their year-over-year production rates, the incorporation of lithium storage systems has accelerated faster than the increase in RV units shipped. This is in contrast to the de-contenting trend that had occurred over the previous 18 months. DTC sales remained relatively flat, indicating generally constant consumer sentiment in the space.

During the first quarter of 2025, we continued to implement our corporate optimization initiative, prioritizing product development to drive near term revenue and profit. For instance, this strategic shift is accelerating our development of purpose-built solutions for the trucking and industrial markets, resulting in the recent launch of our Battle Born DualFlow Power Pack, a practical, cost-effective hybrid electrification solution for the trucking industry.

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

As of March 31, 2025, we had cash totaling $2.8 million. Our net loss for the quarter ended March 31, 2025 was $6.8 million and our net loss for the quarter ended March 31, 2024 was $10.4 million. In addition, in February 2025, we completed the initial offering of shares of our Series A Preferred Stock which provided us with additional net proceeds of $3.2 million. Subsequent to the quarter ended March 31, 2025, we completed the second closing of shares of our Series A Preferred Stock which provided us with additional net proceeds of $4.2 million. As discussed under “—Liquidity and Capital Resources” below we expect that we will need to raise additional funds, including through the use of the ChEF Equity Facility (as defined below) and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve.

License Agreement with Stryten

On July 29, 2024, Legacy Dragonfly and Battle Born Battery Products, LLC (“Battle Born LLC”), a wholly-owned subsidiary of Legacy Dragonfly, entered into a License Agreement (the “License Agreement”) with Stryten. Pursuant to the License Agreement, Battle Born LLC granted Stryten an exclusive, worldwide license to use certain trademarks relating to Legacy Dragonfly’s lithium-ion battery brand, Battle Born Batteries® (the “Licensed Trademarks”) for business-to-business sales of batteries to customers within the following markets: (i) automative, (ii) marine, (iii) powersports, (iv) lawn and garden, (v) golf cart, and (vi) military and defense (such industries, the “Stryten Market”). In exchange for the licensing rights, Stryten agreed to pay Battle Born LLC an initial licensing fee of $5,000,000 (the “Initial Licensing Fee”), which was paid on August 29, 2024.

The License Agreement provides for mid-single digit royalty payments based on net sales using the Licensed Trademarks, with a tiered structure reaching up to $25,000,000, at which point Stryten will be required to pay a nominal annual license fee. Additional fees will apply for battery design and contract manufacturing services outside of the License Agreement. The License Agreement is perpetual in term, unless terminated by: (i) Battle Born LLC if Stryten fails to pay the royalty payments required by the License Agreement and such royalty payments remain unpaid thirty (30) days after notice of such overdue payments (provided that Battle Born LLC uses reasonable efforts to discuss such overdue payments with Stryten), or (ii) either party (x) if the other party materially breaches the License Agreement and fails to cure such material breach within thirty (30) days of notice of such breach, (y) upon the occurrence of certain bankruptcy-related events, or (z) under certain circumstances, if the aggregate royalty payments received by Battle Born LLC under the License Agreement are less than $15,000,000 after five (5) years.

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

ChEF Equity Facility

We and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (as amended, the “ChEF Purchase Agreement”) and a Registration Rights Agreement in connection with our merger in October 2022 (the “Business Combination”). Pursuant to the Original Purchase Agreement, we have the right to sell to CCM LLC an amount of shares of common stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the ChEF Purchase Agreement (the “ChEF Equity Facility”). We intend to opportunistically use the ChEF Equity Facility to help maintain minimum cash balances required by the Term Loan Lenders (as defined below) as we continue to execute on growing the business through product releases, customer/market expansion, and R&D milestones, subject to certain restrictions set forth in the Term Loan Agreement and the terms of the Series A Preferred Stock. We expect to use the ChEF Equity Facility as a source of funds over the next twelve months and our available share balance increases, allowing for more consistent purchases under the ChEF Equity Facility. Use of the ChEF Equity Facility may adversely affect us, including the market price of our common stock and future issuances may be dilutive to existing stockholders.

May 2024 Private Placement

On May 13, 2024, we received a waiver (the “May 2024 Waiver”) from the Term Loan Lenders in regards to our compliance with the Tests (the “Tests”) as of the last day of the quarter ended March 31, 2024. The May 2024 Waiver provided for a one-time issuance of penny warrants (the “May 2024 Penny Warrants”) to purchase up to 283,334 shares of our common stock (the “May 2024 Penny Warrant Shares”), at an exercise price of $0.09 per share, in connection with the Term Loan Lender’s agreement to waive the Tests under the Term Loan for the quarter ended March 31, 2024. The May 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

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

February 2025 Registered Direct Offering and Concurrent Private Placement, Fifth Amendment to Term Loan Agreement and April 2025 Private Placement

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

Concurrently with the sale of the Series A Preferred Stock in the Registered Direct Offering, in a private placement offering pursuant to the Purchase Agreement (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”), we sold, at the initial closing of the Private Placement (the “Initial Closing”), (i) an additional 170 shares of Series A Preferred Stock at the same offering price as the Series A Preferred Stock offered in the Registered Direct Offering, initially convertible into shares of common stock at a conversion price of $2.332 per share, and (ii) warrants (the “Private Placement Convertible Preferred Warrants”) to purchase up to an aggregate of 4,000 shares of Series A Preferred Stock (the “Private Placement Warrant Shares”), with an exercise price of $10,000 per share of Series A Preferred Stock, and a term as described below. The floor price for the Series A Preferred Stock sold in the Private Placement is $0.424.

The exercise price under each Private Placement Convertible Preferred Warrant will be $10,000 per share of Series A Preferred Stock. Each Private Placement Convertible Preferred Warrant will be exercisable for 200 shares of Series A Preferred Stock in minimum increments of $500,000. The Private Placement Convertible Preferred Warrants will have a term beginning on the issuance date and ending on or prior to the earlier of (i) the thirty-three (33) month anniversary of the date the shares of common stock issued or issuable upon the conversion of the Series A Preferred Stock issued in the concurrent Private Placement are registered for resale (“Registration Effectiveness”) pursuant to an effective registration statement under the Securities Act of 1933, as amended, (the “Securities Act”) (such date, the “Registration Effectiveness Date”) and (ii) (A) the consummation of a Change of Control (as defined in the certificate of designation) and (B) the consummation of a redemption of the then outstanding Series A Preferred Stock in full. The exercise price and number of shares of Series A Preferred Stock issuable upon exercise are subject to appropriate adjustment in the event of share dividends, share splits, reorganizations or similar events affecting shares of our common stock.

Pursuant to the Private Placement Convertible Preferred Warrants, we have a call right upon the occurrence of certain events. No earlier than two (2) months following the Registration Effectiveness Date and (2) the most recent conversion or exercise in full of a Private Placement Convertible Preferred Warrant, (i) the VWAP for each of twenty (20) trading days (the “Measurement Period”) exceeds $3.00, (ii) the average daily volume for such Measurement Period exceeds $300,000 per trading day, (iii) the aggregate stated value of the then outstanding Series A Preferred Stock is less than or equal to $1,500,000, (iv) the Private Placement Warrant Shares are registered for resale pursuant to an effective registration statement and (v) there has not been an Equity Conditions Failure (as defined in the certificate of designation), then we may, within one (1) trading day of the end of such Measurement Period, call for cancellation of all or any portion of the Private Placement Convertible Preferred Warrant for which a notice to exercise has not yet been delivered and require the holder to exercise in part or in full the number of shares of Series A Preferred Stock set forth in an irrevocable written notice (a “Call Notice”) for consideration equal to the applicable number of Series A Preferred Stock issuable upon exercise or cancellation of the Private Placement Convertible Preferred Warrants.

In addition, upon receipt of stockholder approval pursuant to the rules of Nasdaq for certain shares of common stock issuable upon conversion of the Series A Preferred Stock and the Registration Effectiveness, the investor will be automatically required to purchase for $4.5 million (the “Second Closing”) an additional 450 shares of Series A Preferred Stock (the “Second Closing Preferred Shares”). The Second Closing Preferred Shares are identical to the Series A Preferred Stock offered in the Registered Direct Offering and sold in the initial closing of the Private Placement, other than the conversion price and the floor price which was determined at the time of the Second Closing based on the Nasdaq minimum price. On April 28, 2025, pursuant to the Purchase Agreement, we sold to the Purchaser, in the Second Closing 450 Preferred Shares at a price of $10,000 per share, initially convertible into shares of common stock at a conversion price of $0.594 per share. The floor price for the Series A Preferred Stock issued in the Second Closing is $0.10902.

The net proceeds to us from the Initial Offerings and the Second Offering, after deducting the placement agent’s fees and expenses and estimated offering expenses, were approximately $3.2 million and $4.2, respectively, excluding the net proceeds, if any, from the exercise of the Private Placement Convertible Preferred Warrants.

As a condition precedent to the closing of the Initial Offerings, on February 26, 2025, we entered into the Fifth Amendment (the “Fifth Amendment”) to the Term Loan Agreement with the Term Loan Lenders. Under the Fifth Amendment, the Term Loan Lenders agreed to, among other matters (i) receive no principal or interest payments under the Term Loan Agreement through March 31, 2026, and (ii) remove certain financial covenant tests under the Term Loan, provided that we maintain cash and cash equivalents equal to at least $2.5 million through such date.

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

In connection with the entry into the Fifth Amendment, we issued to the Term Loan Lenders 330,000 penny warrants (the “February 2025 Penny Warrants”) to purchase shares of our common stock at an exercise price of $0.01 per share on the date of the Initial Closing in connection with the waiver of the antidilution provisions in the existing penny warrants held by the Term Loan Lenders with respect to the shares of Series A Preferred Stock issued at the closing of the Registered Direct Offering and the initial closing of the Private Placement. We also agreed to increase the number of shares subject to the Warrant Issuance Shareholder Approval (as defined in the Term Loan Agreement) from 1,400,000 to 3,130,000. Further, we and the Term Loan Lenders agreed to waive the antidilution provisions in the existing penny warrants held by the Lenders with respect to the Private Placement Convertible Preferred Warrants issued at the initial closing of the Private Placement and the shares of Series A Preferred Stock issued at the Second Closing on the condition that we will issue to the Term Loan Lenders a number of penny warrants which will be determined by the parties within five (5) trading days after the end of each fiscal quarter after the Second Closing. We have also agreed that (i) sales of common Stock pursuant to the ChEF Equity Facility shall not exceed 5% of the average daily traded volume of our common stock on any Eligible Market (as defined in the Certificate of Designations), (ii) no share of common stock shall be issued pursuant to the ChEF Equity Facility at a price per share less than the greater of (x) 150% of the Floor Price and (y) $1.00 and (iii) the aggregate proceeds of sales of common stock pursuant to the ChEF Equity Facility shall not exceed $12.0 million; provided, that, with respect to clause (i), such percentage shall increase to 7% after the Registration Effectiveness Date.

Change in Board of Directors

Subsequent to March 31, 2025, in connection with our efforts to reduce expenses, our Board of Directors approved reducing the size of the Board, and in connection therewith, on May 6, 2025 and May 7, 2025, respectively, each of Dr. Karina Montilla Edmonds and Mr. Jonathan Bellows resigned as a member of the Board, effective immediately. As a result of the resignations, the Board was reduced to five directors.

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

Demand from end market consumers is impacted by a number of factors, including travel restrictions, fuel costs and energy demands (including an increasing trend towards the use of green energy), as well as overall macro-economic conditions and inflation. Sales of our batteries have benefited from the increased adoption of the RV lifestyle, the demand for and inclusion of additional appliances and electronics in RVs, and the accelerating trend of solar power adoption among RV customers. However, macro-economic conditions and increased competition from imported battery packs have led to a decrease in direct to consumer sales. We have addressed this decrease through product diversification by the release of our Dragonfly IntelLigence feature, as well as more targeted marketing efforts to increase the efficiency of our marketing spend. We expect that direct to consumer sales will remain relatively flat through 2025. However, we expect growth among our existing RV OEM customers due to an overall increase in RV shipments as the industry slowly recovers from the market correction, as well as our customers expanding the number of models that will include our battery systems in the new model year. Moreover, we expect increased revenue through our market diversification efforts – especially in our industrials market, including industrial solar and oil and gas, as well as the trucking market, in which we have been piloting our systems with fleets for the last two years.

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

Production Capacity

All of our battery assembly currently takes place at our 390,240 square foot headquarters and manufacturing facility located in Reno, Nevada. While the lease for the 99,000 facility is continuing, no manufacturing is taking place in this location. We currently operate three LFP battery production lines. Consistent with our operating history, we plan to continue to automate additional aspects of our battery production lines. Our existing facility has the capacity to add up to four additional LFP battery production lines and construct and operate a pilot production line for our solid-state cells, all designed to maximize the capacity of our manufacturing facility. Although our automation efforts are expected to reduce our costs of goods, we may not fully recognize the anticipated savings when planned and could experience additional costs or disruptions to our production activities. We have also focused on optimizing our manufacturing efficiency and throughput, enabling us to increase our production capacity without the need for increased headcount.

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

Components of Results of Operations

Net Sales

Net sales are primarily generated from the sale of our LFP batteries to OEMs and directly to consumers, as well as chargers and other accessories, either individually or bundled.

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

Results of Operations

Comparisons for the Three months ended March 31, 2025, and March 31, 2024

The following table sets forth our results of operations for the three months ended March 31, 2025 and March 31, 2024. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three months ended March 31,
	2025		% Net Sales	2024	% Net Sales
	(in thousands)
Net Sales	$13,356		100.0	$12,505	100.0
Cost of Goods Sold	9,428		70.6	9,454	75.6
Gross profit	3,928		29.4	3,051	24.4
Operating expenses
Research and development	1,000		7.5	1,333	10.7
General and administrative	6,357		47.6	4,813	38.5
Sales and marketing	2,485		18.6	2,744	21.9
Total Operating expenses	9,842		73.7	8,890	71.1
Loss From Operations	(5,914)		(44.3)	(5,839)	(46.7)
Other Expense
Interest expense, net	(4,701)		(35.2)	(4,760)	(38.1)
Other expense	-		-	(4)	-
Change in fair market value of warrant liability	3,818		28.6	236	1.9
Total Other Expense	(883)		(6.6)	(4,528)	(36.2)
Loss Before Taxes	(6,797)		(50.9)	(10,367)	(82.9)
Income Tax Benefit	-		-	-	-
Net Loss	$(6,	797)	(50.9)	$(10,367)	(82.9)

	Three months ended March 31,
	2025	2024
	(in thousands)
DTC	5,015	5,203
% Net Sales	37.5	41.6
OEM	8,091	7,302
% Net Sales	60.6	58.4
Licensing Fee	250	-
% Net Sales	1.9	-
Net Sales	$13,356	12,505

Net Sales

Net sales increased by $0.9 million, or 6.8%, to $13.4 million for the quarter ended March 31, 2025, as compared to $12.5 million for the quarter ended March 31, 2024. This increase was primarily due to higher OEM battery and accessory sales of new models to existing customers and licensing revenue which is part of the Stryten agreement entered into the second half of 2024. The decrease in DTC sales were lower due to ongoing macroeconomic pressures. We expect our sales to increase as the cyclical recovery of the RV market gains momentum in the coming quarters and our entrance into new markets, trucking and industrials, with new product offerings.

Cost of Goods Sold

Cost of revenue decreased by less than $0.1 million, or 0.3%, to $9.4 million for the quarter ended March 31, 2025, as compared to $9.5 million for the quarter ended March 31, 2024. This decrease was primarily due to lower material costs associated with consuming lower-priced inventory. We expect our Cost of Goods Sold to increase in conjunction with the anticipated increase in revenue over the next 12 months.

Gross Profit

Gross profit increased by $0.8 million, or 28.7%, to $3.9 million for the quarter ended March 31, 2025, as compared to $3.1 million for the quarter ended March 31, 2024. The increase in gross profit was primarily due to an increase in sales and lower material costs.

Research and Development Expenses

Research and development expenses decreased by $0.3 million, or 25.0%, to $1.0 million for the quarter ended March 31, 2025, as compared to $1.3 million for the quarter ended March 31, 2024. The decrease was primarily due to lower wage expense in the amount of $0.3 million due to reduced headcount. We expect Research and Development expenses to be lower than last year as we change our focus from Solid State to Product Development.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million, or 32.1%, to $6.4 million for the quarter ended March 31, 2025, as compared to $4.8 million for the quarter ended March 31, 2024. This increase was primarily due to an increase in professional fees in the amount of $0.8 million related to deal costs and litigation. We also had an increase in rent and utility expense in the amount of $0.6 million due to a lease that started at the end of the first quarter of 2024. Depreciation increased by $0.5 million primarily due to a prior year catch up related to tenant improvements under this lease. This is partially offset by lower employee costs related to reduced headcount. We expect General and Administrative Expenses, as a percentage of revenue, to increase as we increase the staffing in our Engineering department over the next 12 months.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $0.3 million, or 9.4%, to $2.5 million for the quarter ended March 31, 2025, as compared to $2.7 million for the quarter ended March 31, 2024. This decrease was primarily due to lower employee-related costs in the amount of $0.3 million related to lower headcount and partially offset by slightly higher shipping costs related to higher sales. We expect our Selling and Marketing Expenses to be relatively stable over the next 12 months.

Total Other (Expense) Income

Other expense totaled $0.9 million for the quarter ended March 31, 2025 as compared to other expense of $4.5 million for the quarter ended March 31, 2024. Other expense of $0.9 million in quarter ended March 31, 2025 was comprised primarily of interest expense of $4.7 million related to our debt securities offset by a change in fair market value of warrant liability in the amount of $3.8 million. The $4.5 million of other expense in quarter ended March 31, 2024 is comprised primarily of interest expense of $4.8 million related to our debt securities offset by a change in fair market value of warrant liability in the amount of $0.2 million.

Income Tax (Benefit) Expense

There was no tax expense recorded for the three months ended March 31, 2025 or March 31, 2024. Based on available evidence as of March 31, 2025 and March 31, 2024, management believes it is more likely than not that some or all the deferred tax assets will not be realized. Accordingly, we established a 100% valuation allowance. As a result of the full valuation allowance, we did not record a tax benefit during the quarter ended March 31, 2025 or 2024.

Net (Loss) Income

We experienced a net loss of $6.8 million for the quarter ended March 31, 2025, as compared to net loss of $10.4 million for the quarter ended March 31, 2024. As described above, this result was driven by higher sales, lower cost of goods sold, and higher operating expenses.

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

Inventory Valuation

We periodically review physical inventory for excess, obsolete, and potentially impaired items and reserves. Any such inventory is written down to net realizable value. The reserve estimate for excess and obsolete inventory is dependent on expected future use and requires management judgement. The level of the estimate is assessed by considering the recent sales experience, the aging of inventories, and other factors that affect inventory obsolescence

Warrants

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

Leases

Acquired right-of-use assets and assumed lease liabilities are measured based on the remaining lease payments over the remaining portion of the lease term. As our leases do not provide an implicit rate, our incremental borrowing rate is used as a discount rate in determining the present value of lease payments. Our incremental borrowing rate was determined by comparing current low- and high-end mortgage loan rates and calculating an average. For our new warehouse lease with a lease commencement date of March 25, 2024, to be conservative in our estimate, we chose to use the high-end average as our incremental borrowing rate.

License Arrangement

We have entered into license arrangements that involve receiving upfront compensation, which is recognized as revenue over a five-year period. Management estimates the appropriate recognition pattern based on the expected delivery of related services and the period over which the economic benefits will be realized. This estimate involves judgments about the timing of performance obligations and the likelihood of continued customer engagement. Changes in these assumptions or unexpected developments could result in adjustments to revenue recognition, impacting the financial statements. As of the reporting date, management believes the estimate reflects the current understanding of the license arrangements’ performance obligations.

Non-GAAP Financial Measures

This Quarterly Report includes a non-generally accepted account principles within the United States (“U.S. GAAP”) measure that we use to supplement our results presented in accordance with U.S. GAAP. Earnings before interest tax and amortization (“EBITDA”) is defined as earnings before interest and other income (expenses), income taxes, and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA adjusted for stock-based compensation, change in fair market value of warrant liabilities, non-recurring costs associated with strategic financing, reverse stock split, litigation and loss on settlement. Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it illustrates the underlying financial and business trends relating to our core, recurring results of operations and enhances comparability between periods.

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

The table below presents our adjusted EBITDA, reconciled to net loss for the three months ended March 31, 2025, and March 31, 2024.

	Three months ended March 31,
	2025	2024
	(in thousands)
Net loss	$(6,797)	$(10,367)
Interest Expense	4,701	4,760
Depreciation and Amortization	859	332
EBITDA	(1,237)	(5,275)
Adjusted for:
Stock-Based Compensation(1)	220	266
Change in fair market value of warrant liability (2)	(3,818)	(236)
Non-Recurring/One-Time Expenses:
Litigation Fees and loss on settlement (3)	543	-
Preferred Stock Financing Expenses (4)	631	-
Reverse Stock Split (5)	15	-
Adjusted EBITDA	$(3,646)	$(5,245)

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and board members.

(2)	Change in fair market value of warrant liabilities represents the change in fair value for the three months ended March 31, 2025 and March 31, 2024.

(3)	Litigation Fees and Loss on Settlement includes legal fees and expenses and settlement related to the International Trade Commission ‘ITC’ Lithium Hub patent infringement case and other.

(4)	Preferred Stock Financing is comprised of the expenses relating to the Offerings.

(5)	Reverse Stock Split includes transfer agent and legal expenses and fees related to the reverse stock split with the SEC.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of March 31, 2025, we had cash totaling $2.8 million. In February 2025, we raised $3.5 million with net proceeds of $3.2 million in connection with the sale of the shares of our Series A Preferred Stock in February 2025, and received an additional $4.5 million with net proceeds of $4.2 million in connection with the second closing of shares of our Series A Preferred Stock in April 2025. We believe that our cash balance as of March 31, 2025 and the net proceeds from the second closing will fund our operations into the first quarter of 2026.

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

Financing Obligations and Requirements

On November 24, 2021, we issued $45 million of fixed rate senior notes, secured by among other things, a security interest in our intellectual property. As part of the Business Combination, we entered into a senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan”) pursuant to the Term Loan, Guarantee and Security Agreement (the “Original Term Loan Agreement”) by and among, us, Legacy Dragonfly, Alter Domus (US) LLC, as the Agent to the lenders time-to-time party thereto (such lenders, the “Term Loan Lenders”), the proceeds of which were used to repay the $45 million fixed rate senior notes, and ChEF Equity Facility. On June 28, 2024, we entered into the First Amendment with the Term Loan Lenders. The First Amendment provided for a one-time issuance of the June 2024 Penny Warrants to purchase up to 233,334 shares of common stock and certain amendments to the Term Loan. On July 29, 2024, we entered into the Second Amendment with the Term Loan Lenders in connection with the License Agreement. On September 30, 2024, we entered into the Third Amendment with the Term Loan Lenders, which provided for the issuance of the September 2024 Penny Warrants to purchase up to 333,334 shares of common stock and certain amendments to the Term Loan Agreement. On December 31, 2024, we entered into the Fourth Amendment with the Term Loan Lenders, which provided for the issuance of the December 2024 Penny Warrants to purchase up to 350,000 shares of common stock and certain amendments to the Term Loan Agreement. On February 26, 2025, we entered into the Fifth Amendment with the Term Loan Lenders, which provided for the issuance of the February 2025 Penny Warrants to purchase up to 330,000 shares of common stock and certain amendments to the Term Loan Agreement.

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

The Term Loan proceeds were used to: (i) support the Business Combination, (ii) prepay the fixed rate senior notes at closing of the Business Combination, (iii) pay fees and expenses in connection with the foregoing, (iv) to provide additional growth capital and (v) for other general/corporate purposes. The Term Loan will mature on October 7, 2027, or the Maturity Date, and will be subject to quarterly amortization of 5% per annum beginning 24 months after issuance. The definitive documents for the Term Loan incorporate certain mandatory prepayment events and certain affirmative and negative covenants and exceptions hereto. The financial covenants for the Term Loan include a maximum senior leverage ratio covenant, a minimum liquidity covenant, a springing fixed charge coverage ratio covenant, and a maximum capital expenditures covenant. On March 29, 2023, September 29, 2023, December 29, 2023, May 13, 2024, June 28, 2024, September 30, 2024 and December 31, 2024, we obtained waivers from Alter Domus (US) LLC, as the administrative agent for the lenders (the “Administrative Agent”) and EICF Agent LLC and certain third-party financing source of our failure to satisfy the Tests under the Term Loan during the quarters ended March 31, 2023, September 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024. On March 31, 2024, April 29, 2024, May 30, 2024, June 28, 2024, July 31, 2024, August 30, 2024, September 30, 2024, October 31, 2024, November 30, 2024, December 31, 2024 and January 31, 2025, we received additional waivers from the Administrative Agent and the Term Loan Lenders in regard to our compliance with the liquidity requirement under the Term Loan as of the last day of the fiscal quarters ended March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, and as of the last fiscal day for the months ended April 30, 2024, May 31, 2024, July 31, 2024, August 31, 2024, October 31, 2024 and November 30, 2024. However, it is probable that we will fail to meet these covenants within the next twelve months. In accordance with U.S. GAAP, we reclassified our notes payable from a long-term liability to a current liability. The Term Loan accrues interest as follows: (i) until April 1, 2024, at a per annum rate equal to adjusted secured overnight financing rate (“SOFR”) plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on our senior leverage ratio; (ii) effective April 1, 2024 and thereafter, interest payable to certain lenders subject to regulations of the U.S. Small Business Administration (“SBA”) with outstanding principal on that date of $30,846 will be limited to 14.0% per annum (except for default interest permitted under SBA regulations, as applicable); and (iii) the other outstanding principal will accrue interest from April 1, 2024 thereafter until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company, and at all times thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5%, depending on our senior leverage ratio.

Payments of interest based on the Term Loan are as follows:

(i)	Interest payable on April 1, 2024, was paid in cash.
(ii)	Interest payable on July 1, 2024, became payable-in-kind.
(iii)	Interest payable on October 1, 2024, became payable partly in cash and partly in-kind, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5% paid-in-kind, depending on the senior leverage ratio of the consolidated company (subject to the 14.0% limit for lenders subject to SBA regulations).
(iv)	Interest payable on January 1, 2025 to December 31, 2025 will be payable in kind.
(v)	Interest payable on April 1, 2026 to October 7, 2027 will be payable in cash.

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

Pursuant to the ChEF Purchase Agreement, on the terms of and subject to the satisfaction of the conditions in the ChEF Purchase Agreement, including the filing and effectiveness of a registration statement registering the resale by CCM LLC of the shares of common stock issued to it under the ChEF Purchase Agreement, and certain restrictions set forth in the Term Loan Agreement and the terms of the Series A Preferred Stock, we will have the right from time to time at our option to direct CCM LLC to purchase up to a specified maximum amount of shares of common stock, up to a maximum aggregate purchase price of $150 million over the term of the ChEF Equity Facility. In connection with the ChEF Equity Facility, we filed a registration statement registering the resale of up to 2,390,226 shares that may be resold into the public markets by CCM LLC, which represented approximately 33% of the shares of our common stock outstanding as of December 31, 2023. During the year ended December 31, 2023, we issued and sold approximately 65,389 shares of our common stock under this facility, resulting in net cash proceeds of $1,278,566. During the year ended December 31, 2024, we issued 350,423 shares pursuant to the ChEF Purchase Agreement with CCM LLC for aggregate proceeds to us of $2,043,885. During the quarter ended March 31, 2025, we issued 23,160 shares pursuant to the ChEF Purchase Agreement for aggregate proceeds to us of $62,846. Subsequent to the quarter ended March 31, 2025, we have not issued any shares pursuant to the ChEF Purchase Agreement.This impact may be heightened by the fact that sales to CCM LLC will generally be at prices below the current trading price of our common stock. If the trading price of our common stock does not recover or experiences a further decline, sales of shares of common stock to CCM LLC pursuant to the ChEF Purchase Agreement may be a less attractive source of capital and/or may not allow us to raise capital at rates that would be possible if the trading price of our common stock were higher.

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

Going Concern

For the quarter ended March 31, 2025, we generated a net loss of $6.8 million and had a negative cash flow from operations. As of March 31, 2025, we had approximately $2.8 million in cash and cash equivalents and working capital of $9.1 million.

Under the Term Loan Agreement, we are obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures. On March 31, 2024, April 29, 2024, May, 30, 2024, June 28, 2024, July 31, 2024, August 31, 2024, September 30, 2024, October 31, 2024, November 30, 2024, December 31, 2024 and January 31, 2025, we obtained waivers from the Administrative Agent and Term Loan Lenders of our failures to satisfy the liquidity requirement under the Term Loan for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024 and the fiscal months ended April 30, 2024, May 31, 2024, July 31, 2024, August 31, 2024, October 31, 2024, and November 30, 2024, as applicable. In connection with the License Agreement, on July 29, 2024, us, Legacy Dragonfly and Battle Born LLC entered into the Second Amendment. Pursuant to the Second Amendment, the Term Loan Lenders (i) consented to the transactions contemplated by the License Agreement and the Trademark Transfer Agreement and (ii) agreed to waive the mandatory prepayment under the Loan Agreement that would have been due to the Lenders under the Term Loan upon Battle Born LLC’s receipt of the Initial Licensing Fee. In connection with the Second Amendment, Battle Born LLC entered into the Joinder.

On September 30, 2024, we entered into the Third Amendment, which: (i) reduced the liquidity requirement under the Term Loan to be $7.0 million as of the last day of the month ended September 30, 2024, and $10.0 million as of the last day of each fiscal month thereafter commencing with the fiscal month ended July 31, 2024 and (ii) on October 1, 2024, interest is payable (a) $1,500,000 in cash for the pro rata benefit of the Lenders and (b) the remaining interest in-kind, to be capitalized and added to the principal. For Payment Dates occurring on or after January 1, 2025 (including interest accruing from October 1, 2024, through December 31, 2024), all interest shall be paid in cash at a rate equal to Adjusted Term SOFR plus the Applicable Margin.

On December 31, 2024, we entered into the Fourth Amendment, which: (i) reduced the liquidity requirement under the Term Loan to be $3.5 million as of the last day of the month ended December 31, 2024, and $10.0 million as of the last day of each fiscal month thereafter commencing with the fiscal month ended January 31, 2025 and (ii) on January 1, 2025, interest is payable in-kind, to be capitalized and added to the principal. For Payment Dates occurring on or after April 1, 2025 (including interest accruing from January 1, 2025, through March 31, 2025), all interest shall be paid in cash at a rate equal to Adjusted Term SOFR plus the Applicable Margin.

On February 26 2025, in connection with the Purchase Agreement, we entered into the Fifth Amendment, which: (i) extended the maturity date by one year to October 2027, (ii) deferred all principal and interest payments to April 2026 and (iii) removed any applicable financial covenants (except for a financial covenant requiring us to maintain cash and cash equivalents equal to or greater than $2.5 million on a monthly basis) through June 30, 2026.

As presented above, strategic initiatives were executed in order to alleviate the substantial doubt, such as our ability to raise funds through the Purchase Agreement, the maturity extension of the Term Loan (which reclassifies the loan as long-term on the financial statements for the year ending December 31, 2024), and the absence of any covenants, other than a $2,500 minimum cash requirement, for at least one year from the financial statement issuance date. However, the initiatives were not enough support to completely alleviate our going concern. Due to no other concessions being made by the lenders in terms of future debt and interest due, except for extending payments into 2026 and the maturity date by one year, and lack of substantial proof of revenue projections for new markets, management concluded that there is significant doubt about our ability to continue as a going concern.

As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our 2024 consolidated financial statements, with respect to this uncertainty.

In addition, we may need to raise additional debt and/or equity financing to fund our operations and strategic plans and meet our financial covenants. We have historically been able to raise additional capital through issuance of equity and/or debt financing and we intend to use the ChEF Equity Facility and raise additional capital as needed, subject to certain restrictions set forth in the Term Loan Agreement and the terms of the Series A Preferred Stock. However, we cannot guarantee that we will be able to raise additional equity, contain expenses, or increase revenue. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve, which may adversely affect our business, operating results, financial condition and prospects. Further, future debt or equity financings may be dilutive to our current stockholders.

Cash Flows for the Three months ended March 31, 2025, and March 31, 2024

	Three months ended March 31,
	2025	2024
	(in thousands)
Net Cash (used in)/provided by:
Operating Activities	$(4,511)	$(3,395)
Investing activities	$(778)	$(817)
Financing activities	$3,243	$-

Operating Activities

Net cash used in operating activities was $4.5 million for the three months ended March 31, 2025, primarily due to a net loss of $6.8 million partially offset by $2.7 million increase in accounts payable.

Net cash used in operating activities was $3.4 million for the three months ended March 31, 2024, primarily due to a net loss of $10.4 million partially offset by $1.3 million of payment in-kind interest accrued on the Term Loan and $5.2 million decrease in inventory as a result of management’s decision to lower overall stocking levels to adjust for more modest demand.

Investing Activities

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2025, as compared to net cash used in investing activities of $0.8 million for the three months ended March 31, 2024. The cash used for the three months ended March 31, 2025 was primarily for payments of building improvements for the new warehouse. The cash used for the three months ended March 31, 2024 was primarily related to capital equipment expenses to support our core battery business and ongoing efforts to develop solid-state battery technology and manufacturing process.

Financing Activities

Net cash provided by financing activities was $3.3 million for the three months ended March 31, 2025, primarily related to net proceeds of $3.2 million from the Offerings on February 26, 2025, as compared to zero net cash provided in financing activities, proceeds of $2.7 million note payable was subsequently repaid within the three months ended March 31, 2024.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating lease liabilities. As of March 31, 2025, we had $3.0 million in short-term operating lease and financing liabilities and $21.9 million in long-term operating and financing lease liabilities.

As disclosed above, we have a Term Loan and as of March 31, 2025, the principal amount outstanding under the Term Loan was $69.9 million.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, management concluded that as of March 31, 2025, we did maintain effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K except as noted below.

We are not currently in compliance with the continued listing requirements for The Nasdaq Capital Market. If we do not regain compliance and continue to meet the continued listing requirements, our common stock may be delisted, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

On May 14, 2025, we received a letter (the “Letter”) from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon our non-compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”), the Staff had determined to delist our securities from Nasdaq unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share (the “Bid Price Requirement”) and, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet this requirement. Pursuant to Listing Rule 5810(c)(3)(A)(iv), we are not eligible for any compliance period due to the fact that we have effected a reverse stock split over the prior one-year period.

In addition, on December 12, 2024, we received a written notice (the “Notice”) from the Staff indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(2), which requires us to maintain a minimum Market Value of Listed Securities (“MVLS”) of $35 million for continued listing on The Nasdaq Capital Market (the “MVLS Requirement”) for the 30 consecutive business days preceding receipt of the Notice. Additionally, we do not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, stockholders’ equity of $2,500,000, or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have until June 10, 2025, to regain compliance with the MVLS Requirement, subject to extension by Nasdaq.

We fully intend to timely request a hearing before the Panel, at which hearing we will request an extension within which to evidence compliance with the Bid Price Requirement and the MVLS Requirement. Our request for a hearing will stay any suspension or delisting action by the Staff pending the hearing and the expiration of any extension period granted by the Panel following the hearing. We intend to continue to take definitive steps in an effort to evidence compliance with the Bid Price Requirement and the MVLS Requirement. However, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to evidence compliance with the Bid Price Requirement and the MVLS Requirement within any extension period that may be granted by the Panel or maintain compliance with the other Nasdaq listing requirements.

We intend to monitor the closing bid price of our common stock and to continue to monitor our MVLS and we are considering our options to regain compliance with the Bid Price Requirement and the MVLS Requirement. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement, the MVLS requirement, or maintain compliance even if we implement an option that regains our compliance. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, result in a default under the terms of our outstanding Series A preferred stock [and our outstanding indebtedness], adversely affect its ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

Assuming we appeal the determination as indicated above, our receipt of the Letter does not immediately affect our business, operations or reporting requirements with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) On May 14, 2025, we received the Letter from the Staff indicating that, based upon our non-compliance with the $1.00 minimum Bid Price Requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market, the Staff had determined to delist our securities from Nasdaq unless we timely request a hearing before the Panel. The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet this requirement. Pursuant to Listing Rule 5810(c)(3)(A)(iv), we are not eligible for any compliance period due to the fact that we have effected a reverse stock split over the prior one-year period. As previously disclosed, pursuant to the written notice received from the Staff on December 12, 2024 (the “Notice”), we are also currently not in compliance with Nasdaq Listing Rule 5550(b)(2), which requires us to maintain a minimum MVLS of $35 million for continued listing on The Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have until June 10, 2025, to regain compliance with the MVLS Requirement, subject to extension by Nasdaq.

We fully intend to timely request a hearing before the Panel, at which hearing we will request an extension within which to evidence compliance with the Bid Price Requirement and the MVLS Requirement. Our request for a hearing will stay any suspension or delisting action by the Staff pending the hearing and the expiration of any extension period granted by the Panel following the hearing. We intend to continue to take definitive steps in an effort to evidence compliance with the Bid Price Requirement and the MVLS Requirement. However, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to evidence compliance with the Bid Price Requirement or the MVLS Requirement within any extension period that may be granted by the Panel or maintain compliance with the other Nasdaq listing requirements.

(b) None.

(c) During the fiscal quarter ended March 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dragonfly Energy Holdings Corp.	8-K	3.1	03/31/2023
3.2	Bylaws of Dragonfly Energy Holdings Corp.	8-K	3.2	03/31/2023
3.3	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series A Convertible Preferred Stock of Dragonfly Energy Holdings Corp.	8-K	3.1	02/27/2025
4.1	Form of Private Placement Warrant.	8-K	4.1	02/27/2025
4.2	Form of February 2025 Penny Warrant.	8-K	4.2	02/27/2025
10.1#	Form of Securities Purchase Agreement, dated February 26, 2025, by and between Dragonfly Energy Holdings Corp. and the investor listed on the Schedule of Buyers thereto.	8-K	10.1	02/27/2025
10.2	Form of Registration Rights Agreement, dated February 26, 2025, by and between Dragonfly Energy Holdings Corp. and the investor listed on the Schedule of Buyers thereto.	8-K	10.2	02/27/2025
10.3	Support Agreement, dated February 26, 2025, by and between Dragonfly Energy Holdings Corp. and the stockholder signatory thereto.	8-K	10.3	02/27/2025
10.4#	Fifth Amendment to Term Loan, Guarantee and Security Agreement, dated as of February 26, 2025, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., Battle Born Battery Products, LLC, the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.4	02/27/2025
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included as Exhibit 101).

*	Filed herewith.
**	Furnished.
#	Portions of schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dragonfly Energy Holdings Corp.

Date: May 16, 2025	By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

