Form 10-Q
period 2025-06-30
Dragonfly Energy Holdings Corp.
filed 2025-08-14
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

As of Aug 11, 2025, there were 61,724,593 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

Dragonfly Energy Holdings Corp.

condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2025 Unaudited	December 31, 2024
Current Assets
Cash and cash equivalents	$2,733	$4,849
Accounts receivable, net of allowance for credit losses	3,569	2,416
Inventory	21,053	21,716
Prepaid expenses	846	806
Prepaid inventory	1,514	1,362
Prepaid income tax	311	307
Assets held for sale	-	644
Other current assets	761	825
Total Current Assets	30,787	32,925
Property and Equipment
Machinery and equipment	17,551	16,778
Office furniture and equipment	419	355
Leasehold improvements	8,990	9,103
Vehicle	33	33
Total	26,993	26,269
Less accumulated depreciation and amortization	(5,512)	(4,162)
Property and Equipment, Net	21,481	22,107
Operating lease right of use asset, net	19,055	19,737
Other assets	451	445
Total Assets	$71,774	$75,214
Current Liabilities
Accounts payable	$9,858	$10,716
Accrued payroll and other liabilities	4,278	4,129
Accrued tariffs	2,211	1,915
Accrued settlement, current portion	1,438	750
Customer deposits	166	317
Deferred revenue, current portion	1,000	1,000
Uncertain tax position liability	55	55
Notes payable, current portion, net of debt issuance costs	393	-
Operating lease liability, current portion	2,949	2,926
Financing lease liability, current portion	48	47
Total Current Liabilities	22,396	21,855
Long-Term Liabilities
Deferred revenue, net of current portion	3,083	3,583
Warrant liabilities	322	5,133
Accrued settlement, net of current portion	875	1,750
Notes payable, non current portion, net of debt issuance costs	38,647	29,646
Operating lease liability, net of current portion	21,771	22,588
Financing lease liability, net of current portion	39	63
Total Long-Term Liabilities	64,737	62,763
Total Liabilities	87,133	84,618
Commitments and Contingencies (See Note 5)
Redeemable Preferred Stock
Preferred stock - Series A, 5,000 shares at $0.0001 par value, authorized, 136 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,245	-
Stockholders’ (Deficit)
Preferred stock - Undesignated, 4,995,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, 400,000,000 shares at $0.0001 par value, authorized, 37,426,379 and 7,232,650 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4	1
Additional paid in capital	79,377	72,749
Accumulated deficit	(95,985)	(82,154)
Total Stockholders’ (Deficit)	(16,604)	(9,404)
Total Liabilities, Redeemable Preferred Stock and Stockholders’ (Deficit)	$71,774	$75,214

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2025 and 2024

(in thousands, except share and per share data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024

Net Sales	$16,248	$13,208	$29,604	$25,713

Cost of Goods Sold	11,643	10,041	21,071	19,495

Gross Profit	4,605	3,167	8,533	6,218

Operating Expenses
Research and development	692	1,531	1,692	2,864
General and administrative	4,619	5,704	10,976	10,517
Selling and marketing	2,575	2,681	5,060	5,425

Total Operating Expenses	7,886	9,916	17,728	18,806

Loss From Operations	(3,281)	(6,749)	(9,195)	(12,588)

Other (Expense) Income
Interest expense, net	(5,442)	(4,878)	(10,143)	(9,638)
Other expense	-	(19)	-	(23)
Change in fair market value of warrant liability	1,689	(1,981)	5,507	(1,745)

Total Other Expense	(3,753)	(6,878)	(4,636)	(11,406)

Net Loss Before Taxes	(7,034)	(13,627)	(13,831)	(23,994)

Income Tax Expense (Benefit)	-	-	-	-

Net Loss	$(7,034)	$(13,627)	$(13,831)	$(23,994)

Loss Per Share- Basic & Diluted	$(0.58)	$(2.02)	$(1.42)	$(3.57)

Weighted Average Number of Shares - Basic & Diluted	12,188,071	6,741,537	9,759,302	6,718,627

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

For The Three and Six Months Ended June 30, 2025 and 2024

(in thousands, except share data)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2025	-	$-	7,232,650	$1	$72,749	$(82,154)	$(9,404)

Net loss	-	-	-	-	-	(6,797)	(6,797)
Common stock issued in public offering (ATM), net of costs	-	-	23,160	-	63	-	63
Redeemable preferred stock issued, net	350	3,180	-	-	-	-	-
Shares issued for vested restricted stock units	-	-	21,945	-	-	-	-
Conversion of preferred stock to common stock	(30)	(273)	311,887	-	273	-	273
Stock compensation expense	-	-	-	-	220	-	220

Balance - March 31, 2025	320	2,907	7,589,642	1	73,305	(88,951)	(15,645)
Net loss	-	-	-	-	-	(7,034)	(7,034)
Share issuance under ESPP	-	-	87,506	-	73	-	73
Redeemable preferred stock issued, net	450	4,150	-	-	-	-	-
Shares issued for vested restricted stock units	-	-	64,343	-	-	-	-
Conversion of preferred stock to common stock	(634)	(5,812)	29,684,888	3	5,809	-	5,812
Stock compensation expense	-	-	-	-	190	-	190

Balance - June 30, 2025	136	$1,245	37,426,379	$4	$79,377	$(95,985)	$(16,604)

Balance - January 1, 2024	-	$-	6,695,587	$1	$69,450	$(41,539)	$27,912

Net loss	-	-	-	-	-	(10,367)	(10,367)
Stock compensation expense	-	-	-	-	266	-	266

Balance - March 31, 2024	-	-	6,695,587	1	69,716	(51,906)	17,811
Net loss	-	-	-	-	-	(13,627)	(13,627)
Common stock issued in public offering (ATM), net of costs	-	-	94,496	-	730	-	730
Share issuance under ESPP	-	-	27,197	-	112	-	112
Share cancellation	-	-	(49)	-	-	-	-
Exercise of stock options	-	-	972	-	3	-	3
Shares issued for vested restricted stock units	-	-	423	-	-	-	-
Stock compensation expense	-	-	-	-	237	-	237

Balance - June 30, 2024	-	$-	6,818,626	$1	$70,798	$(65,533)	$5,266

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2025 and 2024

(in thousands)

	2025	2024
Cash flows from Operating Activities
Net (Loss)	$(13,831)	$(23,994)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock based compensation	410	503
Amortization of debt discount	2,784	2,428
Change in fair market value of warrant liability	(5,507)	1,745
Non-cash interest expense (paid-in kind)	7,306	4,582
Provision for credit losses	70	18
Depreciation and amortization	1,350	663
Amortization of right of use of assets	1,324	1,019
Changes in Assets and Liabilities
Accounts receivable	(1,223)	(1,246)
Inventories	663	10,125
Prepaid expenses	(40)	(4)
Prepaid inventory	(152)	(595)
Other current assets	64	(632)
Other assets	(6)	(445)
Income taxes payable	(4)	174
Accounts payable and accrued expenses	905	(1,890)
Operating lease liabilities	(1,436)	(61)
Accrued tariffs	296	150
Accrued settlement	(187)	-
Deferred revenue	(500)	-
Customer deposits	(151)	49
Total Adjustments	5,966	16,583
Net Cash Used in Operating Activities	(7,865)	(7,411)

Cash Flows Used in Investing Activities
Purchase of property and equipment	(1,621)	(1,324)
Net Cash Used in Investing Activities	(1,621)	(1,324)

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

For The Six Months Ended June 30, 2025 and 2024

(in thousands)

(continued from previous page)	2025	2024
Cash Flows From Financing Activities
Proceeds from public offering (ATM), net	63	788
Payments from public offering costs	-	(51)
Proceeds from preferred stock offering, net of fees	7,330	-
Proceeds from note payable, related party	-	2,700
Repayment of note payable, related party	-	(2,700)
Proceeds from exercise of options	-	3
Financing lease liabilities	(23)	(19)
Net Cash Provided by Financing Activities	7,370	721

Net (Decrease) in cash and cash equivalents	(2,116)	(8,014)
Beginning Cash and cash equivalents - beginning of period	4,849	12,713
Ending Cash and cash equivalents - end of period	$2,733	$4,699

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$4	$-
Cash paid for interest	$3	$4,780
Supplemental Non-Cash Items
Purchases of property and equipment, not yet paid	$162	$2,278
Recognition of right of use asset obtained in exchange for operating lease liability	$642	$18,653
Recognition of leasehold improvements obtained in exchange for operating lease liability	$-	$4,683
Recognition of warrant liability - Investor Warrants	$696	$4,796
Conversion of preferred stock to common stock	$6,085	$-
Settlement of accrued liability for employee stock purchase plan	$73	$112
Reclassification of assets held for sale to machinery and equipment	$644	$-

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed consolidated financial statements should be read along with the Annual Report on Form 10-K filed with the SEC on March 31, 2025 of the Company for the annual period ended December 31, 2024. The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of and for the year then ended.

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Going Concern (Continued)

During the six months ended June 30, 2025 and 2024, the Company incurred losses from operations and had negative cash flow from operations. As of June 30, 2025, the Company had $2,733 in cash and cash equivalents and a working capital of $8,391. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements.

In connection with the Company’s senior secured term loan facility in an aggregate principal amount of $75,000 (as amended, the “Term Loan”), the Company is obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures (See Note 6). Between March 2024 and February 2025, the Company obtained multiple waivers from the Term Loan administrative agent and lenders, or the Term Loan Lenders, for noncompliance with the liquidity requirements under the Term Loan. As of February 2025, all financial covenants were removed through June 2026, except for the requirement to maintain cash and cash equivalents equal to or greater than $2,500 on a monthly basis.

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

During the six months ended June 30, 2025, we received proceeds of $8,000 less $670 in costs, which the Company has been using for working capital and general corporate purposes. In addition, investors received warrants to purchase up to 4,000 shares of Series A Preferred Stock at $10,000 per share, potentially providing up to $40 million in future capital. Such warrants were cancelled on June 23, 2025 and are no longer outstanding.

Subsequent to June 30, 2025, on July 31, 2025, the Company received proceeds of $5,495 less $460 in costs, which the Company will use for working capital and other general corporate purposes, including the repayment of indebtedness in the ordinary course. Investors received an aggregate of 21,980,000 shares of common stock.

In addition to the Purchase Agreement, the Term Loan was amended to (i) extend the maturity date by one (1) year to October 2027, (ii) defer all principal and interest payments to April 2026 and (iii) remove any applicable financial covenants (except for a financial covenant requiring the Company to maintain cash and cash equivalents equal to or greater than $2,500) through June 30, 2026.

As presented above, strategic initiatives were executed in order to alleviate the substantial doubt, such as the Company’s ability to raise funds through the Purchase Agreement, the maturity extension of the Term Loan, and the absence of any covenants, other than a $2,500 minimum cash requirement, for at least one year from the financial statement issuance date. While these initiatives were enough support to move the Company’s debt to a long term classification, the initiatives were not enough support to completely alleviate the Company’s going concern. Due to no other concessions being made by the lenders in terms of future debt and interest due, except for extending payments into 2026 and the maturity date by one year, and due to the inherent uncertainty surrounding the realization of projected revenues from new markets, management concluded that there is significant doubt about the Company’s ability to continue as a going concern.

In addition, the Company may need to raise additional debt and/or equity financings to fund its operations, strategic plans, meet its financial covenants under the Term Loan and repay its outstanding indebtedness under the Term Loan. The Company has historically been able to raise additional capital through issuance of equity and/or debt financings and the Company intends to raise additional capital as needed. However, the Company cannot guarantee that it will be able to raise additional equity, contain expenses, or increase revenue, and comply with the financial covenants under the Term Loan. If the Company is unable to obtain additional funding to support its current or proposed activities and operations and its outstanding indebtedness, it may not be able to continue its operations as currently anticipated, which may require it to suspend or terminate any ongoing development activities, modify its business plan, curtail various aspects of its operations, cease operations, or seek relief under applicable bankruptcy laws. In such event, the Company’s stockholders may lose a substantial portion or even all of their investment

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all short-term debt securities with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company held no Cash Equivalents.

From time to time the Company has amounts on deposit with financial institutions that exceed federally insured limits. The Company has not experienced any significant losses in such accounts.

Accounts Receivable

The Company’s trade receivables are recorded when billed and represent claims against third parties that will be settled in cash. Generally, payment is due from customers within 30-90 days of the invoice date and the contracts do not have significant financing components. Trade accounts receivables are recorded gross and are net of any applicable allowance. The allowance for credit losses as of June 30, 2025 and December 31, 2024 were not material.

Inventory

Inventories (Note 4), which consist of raw materials and finished goods, are stated at the lower of cost (first in, first out) or net realizable value, net of reserves for obsolete inventory. The Company continually analyzes its slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. The Company had a reserve of $300 and $188 as of June 30, 2025 and December 31, 2024, respectively.

Assets Held for Sale

Assets held for sale are valued at the lower of the carrying amount or the net realizable value estimated at June 30, 2025. Impairment to carrying amounts are recognized to non-operating expenses in the year ending December 31, 2024. The Assets held for sale, or the disposal group, consists of two research and development pieces of equipment that were not in use yet. Due to the nature of the disposal group being long-lived assets, the disposal group qualifies for the held for sale classification, as defined in ASC 360. Due to the Company shifting its focus from research and development efforts to product development, these assets would be put into service at an undeterminable time in the future and therefore, a search for a potential buyer was conducted. The sale was expected to be completed in the quarter ended June 30, 2025, but unforeseen circumstances forced the buyer to back out. Due to not being able to locate another buyer, the assets held for sale were reclassified as Property and Equipment as of June 30, 2025.

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

The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. Payment terms for distributors and original equipment manufacturers (“OEMs”) are typically due within 30-90 days after shipment. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of June 30, 2025 and December 31, 2024, the contract liability related to the Company’s customer deposits were approximately $166 and $317, respectively.

The Company recognized $314 of the contract liability as of December 31, 2024 during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company recognized $153 of the contract liability that was recorded as a January 1, 2024 beginning balance.

On July 29, 2024, Dragonfly Energy Corp. (“Legacy Dragonfly”), a wholly-owned subsidiary of the Company, and Battle Born Battery Products, LLC (“Battle Born LLC”), a wholly-owned subsidiary of Legacy Dragonfly, entered into a License Agreement (the “License Agreement”) with Stryten Energy LLC (“Stryten”) (Note 7). The $5,000 initial licensing fee is being recognized as revenue on a straight-line basis over five years. The Company has recorded $250 and $500 in revenue related to the license agreement for the three and six months ended June 30, 2025, respectively. As of June 30, 2025 and December 31, 2024, the contract liability related to the Company’s deferred revenue were approximately $4,083 and $4,583, respectively. As of June 30, 2025, the Company had $1,000 in short term deferred revenue and $3,083 in long-term deferred revenue related to the License Agreement.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by distribution channel:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Sales	2025	2024	2025	2024
Direct to customer	5,948	6,534	10,963	11,737
Original equipment manufacture	10,050	6,674	18,141	13,976
License fee revenue	250	-	500	-
Total	$16,248	$13,208	$29,604	$25,713

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. The Company estimates, based upon a review of historical warranty claim experience, the costs that may be incurred under its warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation at June 30, 2025 and December 31, 2024 to be $695 and $514, respectively. The Company incurred warranty expense of $148 and $271 for the three and six months ended June 30, 2025, respectively, and incurred warranty expense of $99 and $301 for the three and six months ended June 30, 2024, respectively.

June 30,
2025
Beginning warranty obligation	514
Provision of warranty expense	271
Settlement of warranty claims	(90)
Ending warranty obligation	$695

Concentrations

As of June 30, 2025, receivables from Customer A, Customer B, and Customer C comprised approximately 27%, 10%, and 10%, respectively, of accounts receivable. As of December 31, 2024, receivables from Customer A and B comprised approximately 15% and 21%, respectively, of accounts receivable. There are no other significant accounts receivable concentration.

For the six months ended June 30, 2025, sales from Customer A comprised approximately 26% of the Company’s total revenue. For the six months ended June 30, 2024, sales from Customer A comprised approximately 14% of the Company’s total revenue. For the three months ended June 30, 2025, sales from Customer A comprised approximately 32% of the Company’s total revenue. For the three months ended June 30, 2024, sales from Customer A comprised approximately 12% of the Company’s total revenue.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Concentrations (Continued)

As of June 30, 2025, payables to Vendor A, Vendor B, and Vendor C comprised approximately 28%, 20%, and 10%, respectively, of accounts payables. As of December 31, 2024, payables to Vendor A, Vendor C, and Vendor D comprised approximately 33%, 11%, and 12%, respectively, of accounts payables.

For the six months ended June 30, 2025, Vendor A accounted for approximately 16% of the Company’s total purchases. For the six months ended June 30, 2024, there were no purchase concentrations present. For the three months ended June 30, 2025, Vendor A and Vendor B accounted for approximately 11% and 14% of the Company’s total purchases. For the three months ended June 30, 2024, Vendor C accounted for approximately 15% of the Company’s total purchases.

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

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company had a liability of $55 and $55 as of June 30, 2025 and December 31, 2024, respectively, of uncertain tax positions.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	June 30,
	2025	2024
Warrants	4,256,156	3,240,917
Restricted stock units	195,878	11,778
Preferred Shares Conversion***	2,317,840	-
Options	158,247	212,091
Weighted average number of common shares-basic	6,928,121	3,464,786

***	See footnote 10 for further details.

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

Recently issued accounting pronouncements:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. The Company adopted ASU 2023-09 as of January 1, 2025.

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

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of June 30, 2025:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of June 30, 2025
Liabilities
Warrant liability- Term Loan	$273	$273	$-	$273	$-
Warrant liability- June Public Offering	49	49	-	49	-
Total liabilities	$322	$322	$-	$322	$-

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

Due to Black Scholes calculation being utilized on all fair value measurement of warrant liabilities as of June 30, 2025 and December 31, 2024, the fair value warrant liabilities were transferred from Level 3 to Level 2 as of December 31, 2024. This is due to the observable inputs (such as the Company’s stock price and comparable company volatility calculations) included in the Black Scholes calculation, which makes the fair value measurement of the warrant liabilities more closely aligned with Level 2.

The carrying amounts of accounts receivable and accounts payable are considered Level 1 and approximate fair value as of June 30, 2025 and December 31, 2024 because of the relatively short maturity of these instruments.

The carrying value of the term loan as of June 30, 2025 and December 31, 2024 approximates fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt and is considered Level 2.

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

The changes for Level 3 items measured at fair value on recurring basis using significant unobservable inputs are as follows:

There was no Level 3 activity for the three and six months ended June 30, 2025.

	Warrant Liability - Term Loan	Warrant liability- June Public Offering
Fair value as of January 1, 2024	$1,014	$3,434
Change in fair value, gain included in net loss(1)	(4)	(220)
Fair value as of March 31, 2024	1,010	3,214
Warrants Issued	4,796	-
Change in fair value, gain included in net loss(1)	(304)	2,277
Fair value as of June 30, 2024	$5,502	$5,491

(1)	Changes in fair value of warrant liabilities are disclosed separately in the Consolidated Statements of Operations

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 4 - Inventory

Inventory consists of the following:

	June 30, 2025	December 31, 2024
Raw material	$18,298	$18,776
Finished goods	2,755	2,940
Total inventory	$21,053	$21,716

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

On May 8, 2025, the Company entered into a sixth lease amendment with its landlord to extend the lease term for an additional sixty-four (64) month period for the research and development lab and engineering office in Reno, Nevada. Under the terms of the amended lease, the base rent due shall be fully abated for the four (4) month period commencing on August 1, 2025, and ending on November 30, 2025. The lease is set to expire on November 30, 2030.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 5 - Commitments and Contingencies (continued)

The following table presents the breakout of the operating leases as of:

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$19,055	$19,737
Short-term operating lease liabilities	2,949	2,926
Long-term operating lease liabilities	21,771	22,588
Total operating lease liabilities	$24,720	$25,514
Weighted average remaining lease term	8.09 years	8.46 years
Weighted average discount rate	7.91%	7.86%

Assumptions used in determining the Company’s incremental borrowing rate include its implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At June 30, 2025, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2025(1)	2,412
December 31, 2026	4,528
December 31, 2027	3,746
December 31, 2028	3,860
December 31, 2029	3,614
Thereafter	16,046
Total lease payments	34,206
Less imputed interest	9,486
Total operating lease liabilities	$24,720

(1)	Represents scheduled payments for the remaining six-month period ending December 31, 2025.

		For The Three Months Ended June 30,		For The Six Months Ended June 30,
Lease cost	Classification	2025	2024	2025	2024
Operating lease cost	Cost of goods sold	$610	$341	$1,237	$691
Operating lease cost	Research and development	37	130	77	153
Operating lease cost	General and administration	724	762	1,541	1,032
Operating lease cost	Selling and marketing	13	11	26	23
Total lease cost		$1,384	$1,244	$2,881	$1,899

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

The following table presents the breakout of the financing leases as of:

	June 30, 2025	December 31, 2024
Finance lease right-of-use assets	$103	$121
Short-term finance lease liabilities	48	47
Long-term finance lease liabilities	39	63
Total finance lease liabilities	$87	$110
Weighted average remaining lease term	2.41 years	2.78 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining the Company’s incremental borrowing rate include its implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At June 30, 2025, the future minimum lease payments under these financing leases are as follows:

Fiscal Years Ending
December 31, 2025(1)	26
December 31, 2026	37
December 31, 2027	18
December 31, 2028	9
December 31, 2029	2
Total lease payments	92
Less imputed interest	5
Total financing lease liabilities	$87

(1)	Represents scheduled payments for the remaining six-month period ending December 31, 2025.

Other Contingencies

In March 2025, the Company agreed to pay LithiumHub a total of $2.5 million, of which $0.6 million is payable in 2025 and approximately $1.9 million is payable in 2026, in exchange for a non-exclusive license in LithiumHub Technologies, LLC’s patent rights related to the Patents-in-Suit. In accordance with the Settlement Agreement, the Company and LithiumHub terminated the ongoing patent litigation between them. The Settlement Agreement includes no admission of infringement by the Company. As of June 30, 2025, the balance of the accrued settlement liability is $2.3 million, of which $1.4 million is classified as current and $0.9 million as non-current.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Long Term Debt

Term Loan Agreement

As of June 30, 2025, the Company had an outstanding term loan under a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”), dated October 7, 2022, with EICF Agent LLC, as agent, and certain lenders. The Term Loan matures on October 7, 2027 and amortizes at a rate of 5% per annum beginning in October 2024.

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

During the six months ended June 30, 2025 and 2024, the Company recognized interest expense of $7,307 and $7,022, respectively. During the three months ended June 30, 2025 and 2024, the Company recognized interest expense of $3,728 and $3,321, respectively. Amortization of the debt issuance costs amounted to $2,784 and $2,428, respectively, during the six months ended June 30, 2025 and 2024. Amortization of the debt issuance costs amounted to $1,689 and $1,534, respectively, during the three months ended June 30, 2025 and 2024. As of December 31, 2024, the carrying value was $29,646, consisting of $69,974 in principal, plus $15,938 in capitalized PIK interest, net of $56,266 in unamortized debt discount.

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

In February 2025, in connection with the Purchase Agreement, the Company entered into the Fifth Amendment to the Term Loan. This amendment extended the loan’s maturity date by one year to October 2027 and deferred all principal and interest payments until April 2026. Additionally, the amendment postponed certain covenant requirements, significantly reducing the likelihood of a breach and the lender’s ability to accelerate repayment based on prior noncompliance, thereby allowing the Company to reclassify the debt as long-term as of December 31, 2024.

At June 30, 2025 the future debt maturities are as follows:

For Year Ended December 31,
2025	-
2026	2,813
2027	98,429
Total debt	101,242
Less: Estimated interest paid-in-kind	(8,023)
Total debt	93,219
Less: Unamortized debt discount costs	(54,179)
Total carrying amount	39,040
Less: Current portion of debt	(393)
Total long-term debt	$38,647

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 7 - License Agreement

On July 29, 2024, Legacy Dragonfly and Battle Born LLC, a wholly-owned subsidiary of Legacy Dragonfly, entered into the License Agreement with Stryten. Under the terms of the License Agreement, Battle Born LLC granted Stryten an exclusive, worldwide license to use certain trademarks associated with the Company’s lithium-ion battery brand, Battle Born Batteries®, for business-to-business battery sales in specified markets. In exchange, Stryten paid an initial licensing fee of $5,000 and will make additional mid-single digit royalty payments to be paid based on net sales to be paid quarterly utilizing the licensed trademarks, with total royalties capped at $25,000. Once the cap is reached, Stryten will be required to pay a nominal annual license fee. The License Agreement is perpetual unless terminated in accordance with its terms. Concurrently, the Company transferred all intellectual property rights related to the licensed trademarks to Battle Born LLC and retained a worldwide license outside of Stryten’s designated markets. The $5,000 initial licensing fee is being recognized as revenue on a straight-line basis over five years. For the three months and six ended June 30, 2025, the Company has recorded $250 and $500 in revenue related to the amortization of the License Agreement and no royalty payments have been received or earned. As of June 30, 2025, the Company has recorded $1,000 in short term deferred revenue and $3,083 in long-term deferred revenue related to the license agreement. As of December 31, 2024, the Company has recorded $1,000 in short term deferred revenue and $3,583 in long-term deferred revenue related to the license agreement.

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

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants

Common Stock Warrants classified as Equity

Public Warrants

The Company’s Public Warrants are classified as equity and as of June 30, 2025 and December 31, 2024, there were 1,046,948 Public Warrants issued and outstanding.

During the three and six months ended June 30, 2025 and 2024, no public warrants were exercised.

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

Underwriters’ Warrants:

Common Stock Warrants
Underwriters’ Warrants Outstanding, January 1, 2025	63,362
Underwriters’ Warrants issued	-
Underwriters’ Warrants Outstanding, June 30, 2025	63,362

Common Stock Warrants classified as Liability

Private Placement Warrants

There were 166,821 private warrants (the “Private Placement Warrants”) outstanding as of June 30, 2025 and December 31, 2024, respectively. The Company accounts for the Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private warrants do not meet the criteria for equity treatment thereunder, each private warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date.

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

Term Loan Warrants

On May 13, 2024, the Company received a waiver, or the May 2024 Waiver, in regards to its compliance with the fixed charge coverage ratio and maximum senior leverage ratio with respect to the minimum cash requirements ( the “Tests”) as of the last day of the quarter ended March 31, 2024. The May 2024 Waiver provided for a one-time issuance of the May 2024 Penny Warrants to purchase up to 283,334 shares of the Company’s common stock, at an exercise price of $0.09 per share, in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended March 31, 2024. The May 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

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

The May 2024 Penny Warrants, the June 2024 Penny Warrants, the September 2024 Penny Warrants, the December 2024 Penny Warrants and the February 2025 Penny Warrants (together, the “Penny Warrants”) were valued utilizing a Black-Scholes model with the following assumptions:

	May 2024 penny warrants	June 2024 penny warrants	September 2024 penny warrants	December 2024 penny warrants	February 2025 penny warrants
Stock price	$10.71	$7.65	$4.77	$2.78	$2.12
Strike price	$0.09	$0.09	$0.09	$0.01	$0.01
Term	10 years	10 years	10 years	10 years	10 years
Volatility	88%	91%	90%	90%	90%
Risk-free rate	4.5%	4.4%	3.8%	4.6%	4.3%

The Company concluded the Penny Warrants are not considered indexed to the Company’s common stock and to be accounted for as liabilities under ASC 815. As such, the estimated fair value is recognized as a liability each reporting period, with changes in the fair value recognized within income each period. There were no Penny Warrants outstanding prior to the merger.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Penny Warrants:

	As of June 30, 2025	As of December 31, 2024
Common stock price	$0.16	$2.78
Exercise price	$0.09	$0.09
Dividend yield	0%	0%
Term	7.27	7.77
Volatility	116.00%	94.00%
Risk-free rate	4.0%	4.5%
Fair value	$0.15	$2.74

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Investor Warrants issued in the June 2023 Offering:

	As of June 30, 2025	As of December 31, 2024
Common stock price	$0.16	$2.78
Exercise price	$18.00	$18.00
Dividend yield	0%	0%
Term	2.98	3.47
Volatility	155%	105%
Risk-free rate	3.7%	4.3%
Fair value	$0.04	$1.01

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

The following table presents a roll-forward of the Company’s warrants from January 1, 2025 to June 30, 2025 and January 1, 2024 to June 30, 2024:

	Private Warrants	Public Warrants	Term Loan Warrants	Investor Warrants
Warrants Outstanding, January 1, 2025	166,821	1,046,948	1,412,147	1,236,878
Exercise of warrants	-	-	-	-
Warrants issued	-	-	330,000	-
Warrants Outstanding, June 30, 2025	166,821	1,046,948	1,742,147	1,236,878

Warrants Outstanding, January 1, 2024	166,821	1,046,948	209,391	1,236,878
Exercise of warrants	-	-	-	-
Warrants issued	-	-	517,519	-
Warrants Outstanding, June 30, 2024	166,821	1,046,948	726,910	1,236,878

Private Placement Convertible Preferred Warrants classified as Liability

In February 2025, in connection with a private placement offering of Series A Preferred Stock (see Note 10), the Company issued 20 Private Placement Convertible Preferred Warrants (as defined below). Each warrant entitles the holder to purchase up to 200 shares of Series A Preferred Stock at an exercise price of $10,000 per share. The warrants are exercisable immediately and expire upon the earliest of: (i) 33 months after the shares of common stock issuable upon conversion of Series A Preferred Stock are registered for resale under the Securities Act, (ii) the occurrence of a Change of Control (as defined in the Certificate of Designation), or (iii) the full redemption of Series A Preferred Stock. The number of underlying shares and the exercise price are subject to adjustment in the event of stock splits, combinations, dividends, reclassifications, or other similar events. Upon exercise of the warrants, the Series A Preferred Stock is convertible into common stock at a conversion price that is subject to a floor of $0.424 per share, pursuant to the terms set forth in the Certificate of Designation.

The Company accounts for the Private Placement Convertible Preferred Warrants issued in connection with the initial offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Private Placement Convertible Preferred Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Convertible Preferred Warrant must be recorded as a derivative liability with the initial fair value of approximately $120. This liability is subject to re-measurement at each balance sheet date, with changes recorded in the consolidated statement of operations and comprehensive loss. However, the Company has deemed the fair value at inception as immaterial for initial recognition of the liability and will continue to monitor the change in fair value for subsequent periods. On June 23, 2025, the Company and the holder of the Private Placement Convertible Preferred Warrants agreed to cancel such holder’s warrants to purchase up to an aggregate of 4,000 shares of Series A Preferred Stock, with an exercise price of $10,000 per share of Series A Preferred Stock. As a result, the Private Placement Convertible Preferred Warrants are no longer outstanding. Please see Note 10 for more information as related to the aforementioned initial closing of the Private Placement.

The following table presents a roll-forward of the Company’s Private Placement Convertible Preferred Warrants from January 1, 2025 to June 30, 2025:

	Number of Warrants	Preferred Shares Underlying Warrants	Common Shares Underlying (at $1.00 floor)
Warrants Outstanding, January 1, 2025	-	-	-
Exercise of warrants	-	-	-
Warrants issued	20	4,000	48,000,000
Warrants Outstanding, March 31, 2025	20	4,000	48,000,000
Exercise of warrants	-	-	-
Warrants issued	-	-	-
Cancellation of warrants	(20)	(4,000)	(48,000,000)
Warrants Outstanding, June 30, 2025	-	-	-

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 10 - Redeemable Convertible Preferred Stock

In February 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor. Pursuant to the Purchase Agreement, the investor agreed to purchase in a registered direct offering (the “Registered Direct Offering”) from the Company 180 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock” or “Redeemable Convertible Preferred Stock”), at a price of $10,000 per share, initially convertible into shares of common stock of the Company, at a conversion price of $2.332 per share of common stock.

The Company conducted an initial offering (the “Initial Closing”), which included the sale of Series A Preferred Stock through a Registered Direct Offering (the “Registered Direct Offering”) and a Private Placement pursuant to the Purchase Agreement (the “Private Placement”). In the Private Placement, the Company agreed to sell: (i) 170 additional shares of Series A Preferred Stock at the same price as in the Registered Direct Offering, with a conversion price of $2.332 per share, and (ii) 20 warrants (the “Private Placement Convertible Preferred Warrants”) to purchase up to 4,000 shares of Series A Preferred Stock at $10,000 per share. The Floor Price for the Series A Preferred Stock sold in the Initial Closing was $0.424. These terms are subject to adjustments for corporate events like stock splits.

In total, the Company sold 350 shares of Series A Preferred Stock and 20 Private Placement Convertible Preferred Warrants, raising approximately $3.2 million in net proceeds, which will be used for working capital and other general purposes.

On April 28, 2025, the Company completed the second closing of the Private Placement (the “Second Closing”) pursuant to the Purchase Agreement. In connection with the Second Closing, the investor purchased an additional 450 shares of Series A Preferred Stock at a price of $10,000 per share, resulting in net proceeds of $4.2 million, which the Company received during the second quarter of 2025.

The terms of the Series A Preferred Stock issued in the Second Closing were substantially similar to those issued in the Initial Closing, except that the initial conversion price was set at $0.594 per share, with a Floor Price of $0.10902 per share. The Second Closing shares are convertible into common stock at the option of the holder, subject to certain limitations and adjustments.

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 10 - Redeemable Convertible Preferred Stock (Continued)

Dividends. Series A Preferred Stock holders are entitled to receive 8% annual dividends, starting from issuance, payable quarterly in arrears in cash or additional Series A shares (defaulting to in-kind unless stated otherwise). If a Triggering Event (as defined in the Certificate of Designation) occurs, the rate increases to up to the lesser of 18% or maximum rate permitted under applicable law until resolved.

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

Note 10 - Redeemable Convertible Preferred Stock (Continued)

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

Note 10 - Redeemable Convertible Preferred Stock (Continued)

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

The Company evaluated the features of the Series A Preferred Stock to determine if any needed to be bifurcated as embedded derivatives. It concluded that the conversion feature is closely related to the host contract, while the redemption feature qualifies for bifurcation as a derivative. However, the fair value of the bifurcated derivative is immaterial. While the host contract is considered as an equity-classified instrument, it includes provisions that allow the investor to redeem the instrument for cash or other assets upon the occurrence of events that are not solely within the company’s control, the Series A Preferred Stock is classified as mezzanine equity.

As a result, the Company bifurcated the Redeemable Convertible Preferred Stock into (i) the host contract, classified within mezzanine equity, and (ii) the bifurcated derivative liability related to the redemption feature.

The proceeds from the Initial Offerings were allocated first to the fair value of the Private Placement Convertible Preferred Warrants, with the remaining balance allocated to the Redeemable Convertible Preferred Stock. The Private Placement Convertible Preferred Warrants do not meet equity classification requirements under ASC 815-40, so they are treated as derivative liabilities, remeasured to fair value each reporting period, with changes recorded in the consolidated statement of operations and comprehensive loss.

From the issuance date through June 30, 2025, 664 shares of Series A Preferred Stock were converted into 29,996,775 shares of common stock. As a result, $6,085 (net of offering costs) was reclassified from mezzanine equity to common stock and additional paid-in capital.

As of June 30, 2025, 136 shares of Series A Preferred Stock remained outstanding, with an aggregate stated value of $1,356 ($1,245 net of fees). Subsequent to June 30, 2025 but prior to July 20, 2025, the Company converted 3 shares of Series A Preferred Stock, with a stated value of $31, into 217,840 shares of common stock. The remaining 133 shares of Series A Preferred Stock, representing $1,325 of stated value, were exchanged on July 20, 2025 for 2,100,000 shares of common stock pursuant to a negotiated agreement with the holder. As a result of the exchange, the holder surrendered to the Company all of the outstanding shares of Series A Preferred Stock and no shares of Series A Preferred Stock remained outstanding after the exchange.

At June 30, 2025, the Company did not have a sufficient number of registered shares to fully satisfy the conversion of the remaining Series A Preferred Stock under either the floor conversion price of $0.424, which would have required approximately 3,198,113 shares, or the Alternate Conversion Price of $0.144, which would have required approximately 9,407,670 shares (based on 90% of the lowest VWAP over the 10 trading days prior to June 30, 2025). The impact of the Company not having a sufficient number of registered shares to fully satisfy the conversion of the remaining Series A Preferred Stock would be an immaterial reclass to a derivative liability. Subsequent to June 30, 2025, the Company entered into negotiated share settlement terms, as discussed in Note 15, Subsequent Events, which addressed these limitations.

These limitations contributed to the negotiated share settlement terms.

The 2,100,000 shares issued on July 20, 2025 and the 217,840 shares issued shortly after quarter end were excluded from the calculation of diluted earnings per share as of June 30, 2025, because their effect was anti-dilutive.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - Common Stock

No dividends on common stock had been declared by the Company.

For the six months ended June 30, 2025 and 2024, the Company had reserved shares of common stock for issuance as follows:

	June 30, 2025	June 30, 2024
Options issued and outstanding	158,247	212,091
Common stock outstanding	37,426,379	6,818,626
Warrants outstanding	4,256,156	3,240,917
Earnout shares	2,777,778	2,777,778
Series Preferred Stock A outstanding***	2,317,840	-
Shares available for future issuance	1,189,254	995,237
Total	48,125,654	14,044,649

***	See Note 10 for further information.

ChEF Equity Facility

The Company and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (the “Original Purchase Agreement”) and a Registration Rights Agreement in connection with the merger. Pursuant to the Original Purchase Agreement, the Company has the right to sell to CCM LLC an amount of shares of common stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the Purchase Agreement (the “ChEF Equity Facility”). In addition, the Company appointed LifeSci Capital, LLC as “qualified independent underwriter” with respect to the transactions contemplated by the Purchase Agreement. Under the terms of the Purchase Agreement with CCM LLC, the Company issued 23,160 shares for aggregate net proceeds to the Company of $63 from the period January 1, 2025 through June 30, 2025. The Company issued 94,496 shares pursuant to the ChEF Equity Facility for aggregate proceeds to the Company of $737 for the period of January 1, 2024 through June 30, 2024.

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

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value

Balances, January 1, 2025	168,809	$25.97	$25.97	6.50	$-
Options granted	-	-	-	-	-
Options forfeited	(2,262)	34.79	34.79	-	-
Options expired	(8,300)	30.79	30.79	-	-
Options exercised	-	-	-	-	-
Balances, June 30, 2025	158,247	$25.59	$25.59	6.23	$-

At June 30, 2025
Vested and Exercisable	150,052	24.90		6.19	$-
Vested and expected to vest	158,247	25.59		6.23	$-

During the six months ended June 30, 2025, the Company did not issue any stock options.

Share-based compensation expense for options and restricted stock units (“RSUs”) totaling $410 and $503 was recognized in the Company’s consolidated statements of operations for the six months ended June 30, 2025 and 2024, respectively. Share-based compensation expense for options and RSUs totaling $190 and $237 was recognized in the Company’s consolidated statements of operations for the three months ended June 30, 2025 and 2024, respectively.

Of the $410 of share-based compensation incurred during the six months ended June 30, 2025, $35 is allocated to cost of goods sold, $26 to research and development, $124 to selling and marketing, and $225 to general and administrative expenses. Of the $503 of share-based compensation incurred during the six months ended June 30, 2024, $60 is allocated to cost of goods sold, $101 to research and development, $127 to selling and marketing, and $215 to general and administrative expenses.

Of the $190 of share-based compensation incurred during the three months ended June 30, 2025, $17 is allocated to cost of goods sold, $12 to research and development, $63 to selling and marketing, and $98 to general and administrative expenses. Of the $237 of share-based compensation incurred during the three months ended June 30, 2024, $28 is allocated to cost of goods sold, $36 to research and development, $67 to selling and marketing, and $106 to general and administrative expenses.

Restricted Stock Units

On February 5, 2024, the Company granted 24,447 RSUs of which 11,111 vested immediately. The fair value of the 24,447 RSUs was $95 and an expense of $5 and $48 was recorded as compensation expense during the six months ended June 30, 2025 and 2024, respectively.

On April 12, 2024, the Company issued a total of 92,923 RSUs to the following employees: (i) 63,045 RSUs to the Chief Executive Officer; (ii) 20,165 RSUs to the Chief Revenue Officer; and (iii) 9,712 RSUs to the Chief Marketing Officer. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the 92,923 RSUs was $376 and an expense of $62 and $71 was recorded during the six months ended June 30, 2025 and 2024, respectively.

On April 12, 2024, the board of directors authorized the issuance of 24,692 RSUs to each director in connection with their service as directors for the year ended December 31, 2023. The RSUs will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary date of their issuance, subject to the directors’ continued service on with the Company on each vesting date. The fair value of the 148,152 RSUs issued to directors in total was $600 and an expense of $77 and $44 was recorded during the six months ended June 30, 2025 and 2024, respectively.

On June 24, 2024, the Company granted 2,417 RSUs. The fair value of the 2,417 RSUs was $19 and an expense of $2 and $1 was recorded as compensation expense during the six months ended June 30, 2025 and 2024, respectively.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Stock-Based Compensation (continued)

Restricted Stock Units (Continued)

On April 1, 2025 and May 19, 2025, the Company granted 3,778 and 889 RSUs, respectively. The fair value of the RSUs was $4 and no expense was recorded as compensation expense during the six months ended June 30, 2025 and 2024, respectively.

The following table presents the restricted stock units activity for the six months ended June 30, 2025 and 2024:

	Number of Shares	Weighted-Average Fair Market Value

Unvested shares, January 1, 2025	334,751	$4.54
Granted and unvested	4,667	0.87
Forfeited	(58,504)	4.26
Vested	(85,036)	4.19
Unvested shares, June 30, 2025	195,878	$4.69

As of June 30, 2025 and 2024 there were 1,189,254 and 995,237 shares, respectively, of unissued authorized and available for future awards under the 2022 Equity Incentive Plan and Employee Stock Purchase Plan.

Employee Stock Purchase Plan

The Company maintains the Dragonfly Energy Corporation, Inc. Employee Stock Purchase Plan (“ESPP”) which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by the Company’s Board of Directors on May 13, 2022.

On April 24, 2024, the Company issued 27,197 shares of common stock in connection with the ESPP for a total consideration of approximately $112. The ESPP allows employees to purchase shares at a 15% discount to the lesser of the stock price at the beginning or the end of the offering period, which was October 1, 2023, and April 1, 2024, respectively. The discount resulted in an exercise price of $4.14 per share.

During the six months ended June 30, 2025, the Company issued 87,506 common shares in connection with teh ESPP for a total consideration of approximately $73. The ESPP allows employees to purchase shares at a 15% discount to the lesser of the stock price at the beginning or the end of the offering period, which was October 1, 2024, and April 1, 2025, respectively. The discount resulted in an exercise price of $0.83 per share.

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

The Company’s CODM is the Chief Executive Officer.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - Reportable Segments (continued)

The following table presents the reportable segments information for the six months ended June 30, 2025:

	DTC	OEM	Other		Total

Net Sales	$10,963	$18,141	$500	(1)	$29,604

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$29,604

Direct material	6,488	10,752	-		17,240
Direct labor	691	988	-		1,679
Direct overhead and depreciation	886	1,266	-		2,152

Total Cost of Goods Sold	8,065	13,006	-		21,071

Gross profit	2,898	5,135	500		8,533

Operating Expenses
Research & development	-	-	1,692	(2)	1,692
Sales tax adjustment	2	-	-		2
Credit card & amazon transaction fees	258	-	-		258
Other general & administrative	-	-	10,716	(3)	10,716
Shipping	810	579	-		1,389
Sales and marketing stock compensation	18	75	-		93
Sales and marketing wages	375	665	-		1,040
Marketing spend	1,323	120	-		1,443
Rent	27	9	-		36
Unallocated sales and marketing stock compensation	-	-	31	(4)	31
Unallocated sales and marketing wages	-	-	624	(4)	624
Other sales & marketing	-	-	404	(4)	404

Total Operating Expenses	2,813	1,448	13,467		17,728

Loss from operations	85	3,687	(12,967)		(9,195)

Interest expense, net	-	-	(10,143	)(5)	(10,143)
Change in FMV of warrant liability	-	-	5,507	(5)	5,507

Total Other Income (Expense)	-	-	(4,636)		(4,636)

Net Loss Before Taxes	85	3,687	(17,603)		(13,831)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$85	$3,687	$(17,603)		$(13,831)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(13,831)

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
(4)	General sales and marketing employee cost and other marketing expenses
(5)	Interest expense related to debt and change in fair market value of warrant liability

There were no significant customer revenues from the Company’s DTC segment for the six months ended June 30, 2025.

Revenues from one customer of the Company’s OEM segment represent approximately $7,446, or 26%, of the Company’s consolidated revenues for the six months ended June 30, 2025.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - Reportable Segments (continued)

The following table presents the reportable segments information for the six months ended June 30, 2024:

	DTC	OEM	Other		Total

Net Sales	$11,737	$13,976	$-		$25,713

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$25,713

Direct material	6,755	8,910	-		15,665
Direct labor	732	946	-		1,678
Direct overhead and depreciation	938	1,214	-		2,152

Total Cost of Goods Sold	8,425	11,070	-		19,495

Gross profit	3,312	2,906	-		6,218

Operating Expenses
Research & development	-	-	2,864	(1)	2,864
Sales tax adjustment	60	-	-		60
Credit card & amazon transaction fees	302	-	-		302
Other general & administrative	-	-	10,155	(2)	10,155
Shipping	696	561	-		1,257
Sales and marketing stock compensation	28	73	-		101
Sales and marketing wages	416	738	-		1,154
Marketing spend	629	237	-		866
Rent	29	7	-		36
Unallocated sales and marketing stock compensation	-	-	657	(3)	657
Unallocated sales and marketing wages	-	-	25	(3)	25
Other sales & marketing	-	-	1,329	(3)	1,329

Total Operating Expenses	2,160	1,616	15,030		18,806

Loss from Operations	1,152	1,290	(15,030)		(12,588)

Other income (expense)	-	-	(23)		(23)
Interest expense, net	-	-	(9,638	)(4)	(9,638)
Change in FMV of warrant liability	-	-	(1,745	)(4)	(1,745)

Total Other Income (Expense)	-	-	(11,406)		(11,406)

Net Loss before taxes	1,152	1,290	(26,436)		(23,994)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$1,152	$1,290	$(26,436)		$(23,994)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(23,994)

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
(3)	General sales and marketing employee cost and other marketing expenses
(4)	Interest expense related to debt and change in fair market value of warrant liability

There were no significant customer revenues from the Company’s DTC segment for the six months ended June 30, 2024.

Revenues from one customer of the Company’s OEM segment represent approximately $3,526, or 14%, of the Company’s consolidated revenues for the six months ended June 30, 2024.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - Reportable Segments (continued)

The following table presents the reportable segments information for the three months ended June 30, 2025:

	DTC	OEM	Other		Total

Net Sales	$5,947	$10,051	$250	(1)	$16,248

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$16,248

Direct material	3,599	6,093	-		9,692
Direct labor	370	504	-		874
Direct overhead and depreciation	457	620	-		1,077

Total Cost of Goods Sold	4,426	7,217	-		11,643

Gross profit	1,521	2,834	250		4,605

Operating Expenses
Research & development	-	-	692	(2)	692
Sales tax adjustment	-	-	-		-
Credit card & amazon transaction fees	144	-	-		144
Other general & administrative	-	-	4,475	(3)	4,475
Shipping	472	292	-		764
Sales and marketing stock compensation	8	37	-		45
Sales and marketing wages	178	354	-		532
Marketing spend	648	49	-		697
Rent	13	5	-		18
Unallocated sales and marketing stock compensation	-	-	332	(4)	332
Unallocated sales and marketing wages	-	-	17	(4)	17
Other sales & marketing	-	-	170	(4)	170

Total Operating Expenses	1,463	737	5,686		7,886

Loss from operations	58	2,097	(5,436)		(3,281)

Interest expense, net	-	-	(5,442	)(5)	(5,442)
Change in FMV of warrant liability	-	-	1,689	(5)	1,689

Total Other Income (Expense)	-	-	(3,753)		(3,753)

Net Loss Before Taxes	58	2,097	(9,189)		(7,034)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$58	$2,097	$(9,189)		$(7,034)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(7,034)

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
(4)	General sales and marketing employee cost and other marketing expenses
(5)	Interest expense related to debt and change in fair market value of warrant liability

There were no significant customer revenues from the Company’s DTC segment for the three months ended June 30, 2025.

Revenues from one customer of the Company’s OEM segment represent approximately $5,147, or 32%, of the Company’s consolidated revenues for the three months ended June 30, 2025.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - Reportable Segments (continued)

The following table presents the reportable segments information for the three months ended June 30, 2024:

	DTC	OEM	Other		Total

Net Sales	$6,534	$6,674	$-		$13,208

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$13,208

Direct material	3,818	4,379	-		8,197
Direct labor	362	447	-		809
Direct overhead and depreciation	462	573	-		1,035

Total Cost of Goods Sold	4,642	5,399	-		10,041

Gross profit	1,892	1,275	-		3,167

Operating Expenses
Research & development	-	-	1,531	(1)	1,531
Sales tax adjustment	61	-	-		61
Credit card & amazon transaction fees	155	-	-		155
Other general & administrative	-	-	5,488	(2)	5,488
Shipping	401	281	-		682
Sales and marketing stock compensation	13	39	-		52
Sales and marketing wages	252	385	-		637
Marketing spend	254	113	-		367
Rent	15	4	-		19
Unallocated sales and marketing stock compensation	-	-	268	(3)	268
Unallocated sales and marketing wages	-	-	14	(3)	14
Other sales & marketing	-	-	642	(3)	642

Total Operating Expenses	1,151	822	7,943		9,916

Loss from Operations	741	453	(7,943)		(6,749)

Other income (expense)	-	-	(19)		(19)
Interest expense, net	-	-	(4,878	)(4)	(4,878)
Change in FMV of warrant liability	-	-	(1,981	)(4)	(1,981)

Total Other Income (Expense)	-	-	(6,878)		(6,878)

Net Loss before taxes	741	453	(14,821)		(13,627)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$741	$453	$(14,821)		$(13,627)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(13,627)

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
(3)	General sales and marketing employee cost and other marketing expenses
(4)	Interest expense related to debt and change in fair market value of warrant liability

There were no significant customer revenues from the Company’s DTC segment for the three months ended June 30, 2024.

Revenues from one customer of the Company’s OEM segment represent approximately $1,561, or 12%, of the Company’s consolidated revenues for the three months ended June 30, 2024.

Note 15 - Subsequent Events

Series A Preferred Stock Exchange

On July 20, 2025, the Company entered into a Settlement and Release Agreement (the “Release Agreement”) with the holder of the outstanding shares of Series A Preferred Stock. Pursuant to the terms of the Release Agreement, the Company issued and delivered 2,100,000 shares of common stock to the holder and the holder surrendered to the Company all of the outstanding shares of Series A Preferred Stock. In addition, under the Release Agreement, upon the issuance of the shares of common stock, the Company’s obligations under the Purchase Agreement, the Certificate of Designation governing the Series A Preferred Stock and the other agreements entered into in connection with the offering of the Series A Preferred Stock were satisfied in full and the Purchase Agreement and the other agreements were deemed terminated and any remaining shares of Series A Preferred Stock that were outstanding or deemed to be outstanding were deemed cancelled and no longer outstanding. The Company has no further obligation to issue any shares of common stock or Series A Preferred Stock to the holder under the Purchase Agreement or otherwise. Under the Release Agreement, each party also provided a full release to the other party.

Public Offering

On July 30, 2025, the Company entered into an underwriting agreement with Canaccord Genuity LLC, as underwriter, relating to an underwritten public offering of 21,980,000 shares of common stock, at a price to the public of $0.25 per share. On July 31, 2025, the Company completed the public offering raising gross proceed of approximately $5.5 million and net proceeds of $5.035 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

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

Since 2020, we have sold over 350,000 batteries. For the quarters ended June 30, 2025, and June 30, 2024, we sold 12,134 and 11,526 batteries, respectively, and had $16.2 million and $13.2 million in net sales, respectively. For the six months ended June 30, 2025 and June 30, 2024, we sold 22,979 and 22,624 batteries, respectively, and had $29.6 million and $25.7 million in net sales, respectively. We currently offer several lines of batteries across our two brands, each differentiated by size, power and capacity, consisting of seven different models, which come with an option for internal heat for cold temperature operation or an option for wireless communication using our Dragonfly IntelLigence feature. We primarily sell “Battle Born” branded batteries directly to consumers (“DTC”) and “Dragonfly” branded batteries to original equipment manufacturers (“OEMs”).

Our increase in sales is a reflection of a slight recovery in the motorized RV market and increased market penetration as compared to prior quarter and prior year. Although our existing RV OEM customers have only slightly increased their year-over-year production rates, the incorporation of lithium storage systems has accelerated faster than the increase in RV units shipped. This is in contrast to the de-contenting trend that had occurred over the previous 18 months. DTC sales remained relatively flat, indicating generally constant consumer sentiment in the space.

During the second quarter of 2025, we continued to implement our corporate optimization initiative, prioritizing product development to drive near term revenue and profit. For instance, this strategic shift is accelerating our development of purpose-built solutions for the trucking and industrial markets, resulting in the recent launch of our Battle Born DualFlow Power Pack, a practical, cost-effective hybrid electrification solution for the trucking industry.

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

In July 2023, we completed the construction of our proprietary and patented cell electrode manufacturing pilot line. Our patented dry deposition process is chemistry agnostic – meaning it can produce battery cells across a variety of chemistries – and is less capital intensive, uses less energy, and can produce cells in a smaller manufacturing footprint, leading to a lower total cost of manufacturing. In August 2023, we successfully demonstrated the ability to produce anode material at scale using this manufacturing process and did the same with cathode material in October 2023. We have since produced sample cells using PFAS-free binders and automotive-grade electrode loadings and C-rates, and are now working on the design and deployment of scaled-up coating equipment that can be applied to a GWh-scale factory, reflecting the shift in industry priorities from cell performance to cost-effective scalability.

As of June 30, 2025, we had cash totaling $2.7 million. Our net loss for the quarter ended June 30, 2025 was $7.0 million and our net loss for the quarter ended June 30, 2024 was $13.6 million. In addition, in April 2025, we completed the second closing of shares of our Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) which provided us with additional net proceeds of $4.2 million. On July 30, 2025, we entered into an underwriting agreement with Canaccord Genuity LLC, as underwriter, relating to an underwritten public offering (the “2025 Public Offering”) of 21,980,000 shares of common stock, at a price to the public of $0.25 per share. On July 31, 2025, we completed the 2025 Public Offering raising gross proceed of approximately $5.5 million and net proceeds of $5.035 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. As discussed under “—Liquidity and Capital Resources” below we expect that we will need to raise additional funds, including through the use of the ChEF Equity Facility (as defined below) and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve.

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

ChEF Equity Facility

We and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (as amended, the “ChEF Purchase Agreement”) and a Registration Rights Agreement in connection with our merger in October 2022 (the “Business Combination”). Pursuant to the Original Purchase Agreement, we have the right to sell to CCM LLC an amount of shares of common stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the ChEF Purchase Agreement (the “ChEF Equity Facility”), subject to certain restrictions set forth in the Term Loan Agreement. The ChEF Purchase Agreement terminates in December 2025. In connection with the 2025 Public Offering, we agreed not to sell shares of our common stock for a period of 90 days following the closing of the offering, subject to certain exceptions .

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

On June 23, 2025, we and the holder of Private Placement Convertible Preferred Warrants agreed to cancel such holder’s Private Placement Convertible Preferred Warrants to purchase up to an aggregate of 4,000 shares of Series A Preferred Stock, with an exercise price of $10,000 per share of Series A Preferred Stock. As a result, the Private Placement Convertible Preferred Warrants are no longer outstanding.

On July 20, 2025, we entered into a Settlement and Release Agreement (the “Release Agreement”) with the holder of the outstanding shares of Series A Preferred Stock. Pursuant to the terms of the Release Agreement, we issued and delivered 2,100,000 shares of common stock to the holder and the holder surrendered to the Company all of the outstanding shares of Series A Preferred Stock. In addition, under the Release Agreement, upon the issuance of the shares of common stock, our obligations under the Purchase Agreement, the Certificate of Designation governing the Series A Preferred Stock and the other agreements entered into in connection with the offering of the Series A Preferred Stock were satisfied in full and the Purchase Agreement and the other agreements were deemed terminated and any remaining shares of Series A Preferred Stock that were outstanding or deemed to be outstanding were deemed cancelled and no longer outstanding. We have no further obligation to issue any shares of common stock or Series A Preferred Stock to the holder under the Purchase Agreement or otherwise. Under the Release Agreement, each party also provided a full release to the other party.

Change in Board of Directors

In connection with our efforts to reduce expenses, our Board of Directors approved reducing the size of the Board to five members, and in connection therewith, on May 6, 2025 and May 7, 2025 respectively, Dr. Karina Montilla Edmonds and Mr. Jonathan Bellows resigned as members of the Board, effective immediately. Subsequently, on May 30, 2025, Rick Parod resigned as a member of the Board, effective immediately. As a result of the resignations, the Board currently has four directors.

2025 Public Offering

On July 30, 2025, we entered into an underwriting agreement with Canaccord Genuity LLC, as underwriter, relating to an underwritten public offering of 21,980,000 shares of common stock, at a price to the public of $0.25 per share. On July 31, 2025, we completed the 2025 Public Offering raising gross proceed of approximately $5.5 million and net proceeds of $5.035 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

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

Demand from end market consumers is impacted by a number of factors, including travel restrictions, fuel costs and energy demands (including an increasing trend towards the use of green energy), as well as overall macro-economic conditions and inflation. Sales of our batteries have benefited from the increased adoption of the RV lifestyle, the demand for and inclusion of additional appliances and electronics in RVs, and the accelerating trend of solar power adoption among RV customers. However, macro-economic conditions and increased competition from imported battery packs have led to a decrease in direct to consumer sales. We have addressed this decrease through product diversification by the release of our Dragonfly IntelLigence feature, as well as more targeted marketing efforts to increase the efficiency of our marketing spend. We expect that direct to consumer sales will remain relatively flat through 2025. However, we expect growth among our existing RV OEM customers due to an overall increase in RV shipments as our customers expanding the number of models that will include our battery systems in the new model year. Moreover, we expect increased revenue through our market diversification efforts – especially in our industrials market, including industrial solar and oil and gas, as well as the trucking market, in which we have been piloting our systems with fleets for the last two years.

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

Supply

We currently rely on two carefully selected cell manufacturers located in China, and a single supplier, also located in China, to manufacture our proprietary battery management system. Our close working relationships with our China-based LFP cell suppliers, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts) and order and receive delivery of cells in anticipation of required demand, has helped us moderate increased supply-related costs associated with inflation, currency fluctuations and U.S. government tariffs imposed on our imported battery cells and to avoid potential shipment delays. To mitigate against potential adverse production events, we opted to build our inventory of key components, such as battery cells. However, as many of the supply chain challenges and delays that were prevalent over the last several years have eased, we are actively working down our inventory to more appropriate safety stock levels.

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

Results of Operations

Comparisons for the Three months ended June 30, 2025, and June 30, 2024

The following table sets forth our results of operations for the three months ended June 30, 2025 and June 30, 2024. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three months ended June 30,
	2025	% Net Sales	2024	% Net Sales
	(in thousands)
Net Sales	$16,248	100.0	$13,208	100.0
Cost of Goods Sold	11,643	71.7	10,041	76.0
Gross profit	4,605	28.3	3,167	24.0
Operating expenses
Research and development	692	4.3	1,531	11.6
General and administrative	4,619	28.4	5,704	43.2
Sales and marketing	2,575	15.8	2,681	20.3
Total Operating expenses	7,886	48.5	9,916	75.1
Loss From Operations	(3,281)	(20.2)	(6,749)	(51.1)
Other Income (Expense)
Interest expense, net	(5,442)	(33.5)	(4,878)	(37.0)
Other expense	-	-	(19)	(0.1)
Change in fair market value of warrant liability	1,689	10.4	(1,981)	(15.0)
Total Other Expense	(3,753)	(23.1)	(6,878)	(52.1)
Loss Before Taxes	(7,034)	(43.3)	(13,627)	(103.2)
Income Tax Benefit	-	-	-	-
Net Loss	$(7,034)	(43.3)	$(13,627)	(103.2)

	Three months ended June 30,
	2025	2024
	(in thousands)
DTC	5,948	6,534
% Net Sales	36.6	49.5
OEM	10,050	6,674
% Net Sales	61.9	50.5
Licensing Fee	250	-
% Net Sales	1.5	-
Net Sales	$16,248	13,208

Net Sales

Net sales increased by 3.0 million, or 23.0%, to $16.2 million for the three months ended June 30, 2025, as compared to $13.2 million for the three months ended June 30, 2024. This increase was primarily due to higher OEM battery and accessory sales of new models to existing customers and licensing revenue which is part of the Stryten agreement entered into the second half of 2024. We expect our sales to increase in the coming quarters as our customers expand the number of models they include our battery systems in for the new model year and our entrance into new markets, trucking and industrials, with new product offerings.

Cost of Goods Sold

Cost of goods sold increased by $1.6 million, or 16.0%, to $11.6 million for the three months ended June 30, 2025, as compared to $10.0 million for the three months ended June 30, 2024. This increase was primarily due to higher unit volume partially offset by lower material costs associated with consuming lower-priced inventory, resulting in a $1.6 million increase in product cost. We expect our Cost of Goods Sold to increase in conjunction with the anticipated increase in revenue along with increased product costs related to higher tariffs over the next 12 months.

Gross Profit

Gross profit increased by $1.4 million, or 45.4%, to $4.6 million for the three months ended June 30, 2025, as compared to $3.2 million for the three months ended June 30, 2024. The increase in gross profit was primarily due to a higher unit volume of sales partially offset by consumption of lower-priced inventory.

Research and Development Expenses

Research and development expenses decreased by $0.8 million, or 54.7%, to $0.7 million for the three months ended June 30, 2025, as compared to $1.5 million for the three months ended June 30, 2024. The decrease was primarily a result of lower wage expense in the amount of $0.6 million due to change in bonus accrual and reduced headcount. We expect Research and Development expenses to be lower than last year as we change our focus from Solid State to Product Development.

General and Administrative Expenses

General and administrative expenses decreased by $1.1 million, or 19.0%, to $4.6 million for the three months ended June 30, 2025, as compared to $5.7 million for the three months ended June 30, 2024. This decrease was primarily due to a decrease in legal and professional services of $1.5 million. Offsetting these lower costs is an increase wage expense due to increased headcount associated with the focus on product development and an increase in depreciation related to tenant improvements on the new facility. We expect General and Administrative Expenses, as a percentage of revenue, to be relatively stable over the next 12 months.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $0.1 million, or 4.0%, to $2.6 million for the three months ended June 30, 2025, as compared to $2.7 million for the three months ended June 30, 2024. This decrease was primarily due to lower employee-related costs in the amount of $0.3 million partially offset by higher shipping costs in the amount of $0.2 million related to an increase in sales volume. We expect our Selling and Marketing Expenses to be relatively stable over the next 12 months.

Total Other (Expense) Income

Other expense totaled $3.8 million for the three months ended June 30, 2025 as compared to total other expense of $6.9 million for the three months ended June 30, 2024. Other expense of $3.8 million in three months ended June 30, 2025 was comprised primarily of interest expense of $5.4 million related to our debt securities partially offset by a change in fair market value of warrant liability in the amount of $1.7 million. The $6.9 million of other expense in three months ended June 30, 2024 was comprised primarily of interest expense of $4.9 million related to our debt securities and a negative change in fair market value of warrant liability in the amount of $2.0 million.

Income Tax (Benefit) Expense

There was no tax expense recorded for the three months ended June 30, 2025 or the three months ended June 30, 2024. Based on available evidence as of June 30, 2025 and June 30, 2024, management believes it is more likely than not that some or all the deferred tax assets will not be realized. Accordingly, we established a 100% valuation allowance. As a result of the full valuation allowance, we did not record a tax benefit during the three months ended June 30, 2025 or the three months ended June 30, 2024.

Net Loss

We experienced a net loss of $7.0 million for the three months ended June 30, 2025, as compared to net loss of $13.6 million for the three months ended June 30, 2024. As described above, this result was driven by higher sales, consumption of lower-priced inventory, lower operating expenses, and a decrease in other income (due to the change in fair market value of our warrants).

Comparisons for the Six months ended June 30, 2025 and June 30, 2024

The following table sets forth our results of operations for the six months ended June 30, 2025, and the six months ended June 30, 2024. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Six months ended June 30,
	2025	% Net Sales	2024	% Net Sales
	(in thousands)
Net Sales	$29,604	100.0	$25,713	100.0
Cost of Goods Sold	21,071	71.2	19,495	75.8
Gross profit	8,533	28.8	6,218	24.2
Operating expenses
Research and development	1,692	5.7	2,864	11.1
General and administrative	10,976	37.1	10,517	40.9
Sales and marketing	5,060	17.1	5,425	21.1
Total Operating expenses	17,728	59.9	18,806	73.1
(Loss) From Operations	(9,195)	(31.1)	(12,588)	(48.9)
Other Income (Expense)

Interest expense, net	(10,143)	(34.3)	(9,638)	(37.5)
Other expense	-	-	(23)	(0.1)
Change in fair market value of warrant liability	5,507	18.6	(1,745)	(6.8)
Total Other (Expense) Income	(4,636)	(15.7)	(11,406)	(44.4)
Loss Before Taxes	(13,831)	(46.7)	(23,994)	(93.3)
Income Tax Benefit	-	-	-	-
Net Loss	$(13,831)	(46.7)	$(23,994)	(93.3)

	Six months ended June 30,
	2025	2024
	(in thousands)
DTC	10,963	11,737
% Net Sales	37.0	45.6
OEM	18,141	13,976
% Net Sales	61.3	54.4
Licensing fee	500	-
% Net Sales	1.7	-
Net Sales	$29,604	25,713

Net Sales

Net sales increased by $3.9 million, or 15.1%, to $29.6 million for the six months ended June 30, 2025, as compared to $25.7 million for the six months ended June 30, 2024. This increase was primarily due to higher OEM battery and accessory sales of new models to existing customers and licensing revenue which is part of the Stryten agreement entered into the second half of 2024. The decrease in DTC sales was due to ongoing macroeconomic pressures. We expect our sales to increase in the coming quarters as our customers expand the number of models they include our battery systems in for the new model year and our entrance into new markets, trucking and industrials, with new product offerings.

Cost of Goods Sold

Cost of goods sold increased by $1.6 million, or 8.1%, to $21.1 million for the six months ended June 30, 2025, as compared to $19.5 million for the six months ended June 30, 2024. This increase was primarily due to higher unit volume partially offset by lower material costs associated with consuming lower-priced inventory resulting in a $1.6 million increase in product cost. We expect our Cost of Goods Sold to increase in conjunction with the anticipated increase in revenue and higher tariffs over the next 12 months.

Gross Profit

Gross profit increased by $2.3 million, or 37.2%, to $8.5 million for the six months ended June 30, 2025, as compared to $6.2 million for the six months ended June 30, 2024. The increase in gross profit was primarily due to a higher unit volume of sales partially offset by consumption of lower-priced inventory.

Research and Development Expenses

Research and development expenses decreased by $1.2 million or 40.9%, to $1.7 million for the six months ended June 30, 2025, as compared to $2.9 million for the six months ended June 30, 2024. The decrease was primarily a result of lower wage expense in the amount of $0.9 million due to change in bonus accrual and reduced headcount along with lower rent, travel and supplies. We expect Research and Development expenses to be lower than last year as we change our focus from Solid State to Product Development.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million, or 4.4%, to $11.0 million for the six months ended June 30, 2025, as compared to $10.5 million for the six months ended June 30, 2024. This decrease was primarily due to a decrease in legal and professional services of $0.7 million and lower employee related costs in the amount of $0.2 million partially offset by higher rent in the amount of $0.5 million. We expect General and Administrative Expenses, as a percentage of revenue, to be relatively stable over the next 12 months.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $0.3 million, or 6.7%, to $5.1 million for the six months ended June 30, 2025, as compared to $5.4 million for the six months ended June 30, 2024. This decrease was primarily due to lower employee related costs in the amount of $0.6 million primarily related to a change in bonus accrual and lower headcount. Partially offsetting this decrease is higher shipping costs in the amount of $0.1 million related to an increase in units sold along with higher spend on advertising. We expected Selling and Marketing Expenses, as a percentage of revenue, to be relatively stable over the next 12 months.

Total Other Income (Expense)

Other expense totaled $4.6 million for the six months ended June 30, 2025 as compared to total other expense of $11.4 million for the six months ended June 30, 2024. Other expense for the six months ended June 30, 2025 is comprised of $10.1 million in interest expense related to our debt securities partially offset by a change in fair market value of our warrants in the amount of $5.5 million. Other expense for the six months ended June 30, 2024 is comprised of a negative change in fair market value of our warrants in the amount of $1.7 million and $9.6 million in interest expense related to our debt securities.

Income Tax (Benefit) Expense

There was no tax expense recorded for the six months ended June 30, 2025 or the six months ended June 30, 2024. Based on available evidence as of June 30, 2025 and June 30, 2024, management believes it is more likely than not that some or all the deferred tax assets will not be realized. Accordingly, we established a 100% valuation allowance. As a result of the full valuation allowance, we did not record a tax benefit during the six months ended June 30, 2025 or the six months ended June 30, 2024.

Net Loss

We generated a net loss of $13.8 million for the six months ended June 30, 2025, as compared to net loss of $24.0 million for the six months ended June 30, 2024. As described above, this result was driven by higher sales, consumption of lower-priced inventory, lower operating expenses, and an increase in other expense , due to the change in fair market value of our warrants.

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

Leases

Acquired right-of-use assets and assumed lease liabilities are measured based on the remaining lease payments over the remaining portion of the lease term. As our leases do not provide an implicit rate, our incremental borrowing rate is used as a discount rate in determining the present value of lease payments. Our incremental borrowing rate was determined by comparing current low- and high-end mortgage loan rates and calculating an average. To be conservative in our estimate, we chose to use the high-end average as our incremental borrowing rate for all lease arrangements.

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

Tariffs

We import certain components used in the manufacturing of our products and are responsible for calculating and paying the applicable tariffs. Tariff obligations involve significant judgment, including interpretation of customs classifications, trade agreements, and dutiable values.

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

The table below presents our adjusted EBITDA, reconciled to net (loss) income for the three and six months ended June 30, 2025, and June 30, 2024.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net loss	$(7,034)	$(13,627)	$(13,831)	$(23,994)
Interest Expense	5,442	4,878	10,143	9,638
Depreciation and Amortization	491	331	1,350	663
EBITDA	(1,101)	(8,418)	(2,338)	(13,693)
Adjusted for:
Stock-Based Compensation (1)	190	237	411	503
Change in fair market value of warrant liability (2)	(1,689)	1,981	(5,507)	1,745
Non-Recurring/One-Time Expenses:
Litigation Fees and loss on settlement (3)	30	-	573	-
Prior year tariff estimate adjustment(4)	287	-	287	-
Preferred Stock Financing Expenses(5)	42	-	673	-
Reverse Stock Split(6)	-	-	15	-

Adjusted EBITDA	$(2,241)	$(6,200)	$(5,886)	$(11,445)

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and board members.

(2)	Change in fair market value of warrant liabilities represents the change in fair value from January 1, 2025 through June 30, 2025 and January 1, 2024 through June 30, 2024, respectively.

(3)	Litigation Fees and Loss on Settlement includes legal fees and expenses and settlement related to the International Trade Commission ‘ITC’ Lithium Hub patent infringement case and other.

(4)	Revision to estimate of prior year tariff underpayment

(5)	Preferred Stock Financing is comprised of the expense relating to the Offerings

(6)	Reverse Stock Split includes transfer agent and legal expenses and fees related to the reverse stock split with the SEC.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of June 30, 2025, we had cash totaling $2.7 million.

In February 2025, we raised $3.5 million with net proceeds of $3.2 million in connection with the sale of the shares of our Series A Preferred Stock, and raised an additional $4.5 million with net proceeds of $4.2 million in connection with the second closing of shares of our Series A Preferred Stock in April 2025.

On July 30, 2025, we entered into an underwriting agreement with Canaccord Genuity LLC, as underwriter, relating to an underwritten public offering of 21,980,000 shares of common stock, at a price to the public of $0.25 per share. On July 31, 2025, we completed the 2025 Public Offering raising gross proceed of approximately $5.5 million and net proceeds of $5.035 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

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

We expect that we will need to raise additional funds, including through the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve. Further, any future debt or equity financings may be dilutive to our current stockholders.

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

We may elect to prepay all or any portion of the amounts owed prior to the Maturity Date, provided that we provide notice to the Administrative Agent and the amount is accompanied by the applicable prepayment premium, if any. Prepayments of the Term Loan are required to be accompanied by a premium of 5% of the principal amount so prepaid if made prior to October 7, 2023, 3% if made on and after October 7, 2023 but prior to October 7, 2024, 1% if made after October 7, 2024 but prior to October 7, 2025, and 0% if made on or after October 7, 2025. If the Term Loan is accelerated following the occurrence of an event of default, Legacy Dragonfly is required to immediately pay to lenders the sum of all obligations for principal, accrued interest, and the applicable prepayment premium.

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

Pursuant to the ChEF Purchase Agreement, on the terms of and subject to the satisfaction of the conditions in the ChEF Purchase Agreement, including the filing and effectiveness of a registration statement registering the resale by CCM LLC of the shares of common stock issued to it under the ChEF Purchase Agreement, and certain restrictions set forth in the Term Loan Agreement, we will have the right from time to time at our option to direct CCM LLC to purchase up to a specified maximum amount of shares of common stock, up to a maximum aggregate purchase price of $150 million over the term of the ChEF Equity Facility. In connection with the ChEF Equity Facility, we filed a registration statement registering the resale of up to 2,390,226 shares that may be resold into the public markets by CCM LLC, which represented approximately 33% of the shares of our common stock outstanding as of December 31, 2023. During the year ended December 31, 2023, we issued and sold approximately 65,389 shares of our common stock under this facility, resulting in net cash proceeds of $1,278,566. During the year ended December 31, 2024, we issued 350,423 shares pursuant to the ChEF Purchase Agreement with CCM LLC for aggregate proceeds to us of $2,043,885. During the six months ended June 30, 2025, we issued 23,160 shares pursuant to the ChEF Purchase Agreement for aggregate proceeds to us of $62,846. Subsequent to the quarter ended June 30, 2025, we have not issued any shares pursuant to the ChEF Purchase Agreement. This impact may be heightened by the fact that sales to CCM LLC will generally be at prices below the current trading price of our common stock. If the trading price of our common stock does not recover or experiences a further decline, sales of shares of common stock to CCM LLC pursuant to the ChEF Purchase Agreement may be a less attractive source of capital and/or may not allow us to raise capital at rates that would be possible if the trading price of our common stock were higher. The ChEF Purchase Agreement terminates in December 2025. In connection with the 2025 Public Offering, we agreed not to sell shares of our common stock for a period of 90 days following the closing of the offering, subject to certain exceptions

On January 30, 2024, we issued an unsecured convertible promissory note (the “January Note”) in the principal amount of $1.0 million (the “January Principal Amount”) to Brian Nelson, one of our directors, in a private placement in exchange for cash in an equal amount. The January Note became due and payable in full on February 2, 2024. We were also obligated to pay $50,000 (the “January Loan Fee”) to Mr. Nelson on February 2, 2024. We paid the January Principal Amount and the January Loan Fee in full on February 2, 2024.

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

In 2024, we identified an underpayment of tariffs to U.S. Customs and Border Protection (“CBP”) in the amount of approximately $1.66 million in the aggregate, related to the improper classification and valuation of certain of the products used in our batteries. We have reported the underpayment to CBP. In June 2025, after a comprehensive review of this tariff calculation, an additional $0.29 million was discovered and also reported to CBP and a payment plan of $0.05 million per week was put into place.

Going Concern

For the quarter ended June 30, 2025, we generated a net loss of $7.0 million and had a negative cash flow from operations. As of June 30, 2025, we had approximately $2.7 million in cash and cash equivalents and working capital of $8.4 million.

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

On February 26, 2025, in connection with the Purchase Agreement, we entered into the Fifth Amendment, which: (i) extended the maturity date by one year to October 2027, (ii) deferred all principal and interest payments to April 2026 and (iii) removed any applicable financial covenants (except for a financial covenant requiring us to maintain cash and cash equivalents equal to or greater than $2.5 million on a monthly basis) through June 30, 2026.

As presented above, strategic initiatives were executed in order to alleviate the substantial doubt, such as our ability to raise funds, the maturity extension of the Term Loan (which reclassified the loan as long-term on the financial statements for the year ending December 31, 2024), and the absence of any covenants, other than a $2,500 minimum cash requirement, for at least one year from the financial statement issuance date. However, the initiatives were not enough support to completely alleviate our going concern. Due to no other concessions being made by the lenders in terms of future debt and interest due, except for extending payments into 2026 and the maturity date by one year, and lack of substantial proof of revenue projections for new markets, management concluded that there is significant doubt about our ability to continue as a going concern.

As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our 2024 consolidated financial statements, with respect to this uncertainty.

In addition, we may need to raise additional debt and/or equity financing to fund our operations and strategic plans and meet our financial covenants. We have historically been able to raise additional capital through issuance of equity and/or debt financing and we intend to raise additional capital as needed, subject to certain restrictions set forth in the Term Loan Agreement. However, we cannot guarantee that we will be able to raise additional equity, contain expenses, or increase revenue. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve, which may adversely affect our business, operating results, financial condition and prospects. Further, future debt or equity financings may be dilutive to our current stockholders.

Cash Flows for the Six months ended June 30, 2025, and June 30, 2024

	Six months ended June 30,
	2025	2024
	(in thousands)
Net Cash (used in)/provided by:
Operating Activities	$(7,865)	$(7,411)
Investing activities	$(1,621)	$(1,324)
Financing activities	$7,370	$721

Operating Activities

Net cash used in operating activities was $7.9 million for the six months ended June 30, 2025, primarily due to a net loss of $13.8 million partially offset by $7.3 million of payment in-kind interest accrued on the Term Loan.

Net cash used in operating activities was $7.4 million for six months ended June 30, 2024, primarily due to a net loss of $24.0 million partially offset by $4.6 million of payment in-kind interest accrued on the Term Loan and $10.1 million decrease in inventory as a result of management’s decision to lower overall stocking levels to adjust for more modest demand.

Investing Activities

Net cash used in investing activities was $1.6 million for the six months ended June 30, 2025, as compared to net cash used in investing activities of $1.3 million for the six months ended June 30, 2024. The increase in cash used in investing activities was primarily due to an increase in capital expenses to support our core battery business.

Financing Activities

Net cash provided by financing activities was $7.4 million for the six months ended June 30, 2025, primarily related to net proceeds of $7.3 million as part of the Purchase Agreement entered into in February 2025. This is compared to $0.7 million net cash provided in financing activities primarily from proceeds of issuing and selling shares under ChEF Equity Facility for the six months ended June 2024.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating lease liabilities. As of June 30, 2025, we had $3.0 million in short-term operating lease and financing liabilities and $21.8 million in long-term operating and financing lease liabilities.

As disclosed above, we have a Term Loan and as of June 30, 2025, the principal amount outstanding under the Term Loan was $69.9 million.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on that evaluation, management concluded that as of June 30, 2025, we did maintain effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on June 30, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

On December 12, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(2), which requires us to maintain a minimum Market Value of Listed Securities (“MVLS”) of $35 million for continued listing on The Nasdaq Capital Market (the “MVLS Requirement”) for the 30 consecutive business days preceding receipt of the Notice.

On May 14, 2025, we received a letter (the “Letter”) from the Staff indicating that, based upon our non-compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”), the Staff had determined to delist our securities from Nasdaq unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). Pursuant to Listing Rule 5810(c)(3)(A)(iv), we are not eligible for any compliance period due to the fact that we have effected a reverse stock split over the prior one-year period. We timely requested a hearing before the Panel.

On June 11, 2025, we received an additional staff determination letter indicating that, based upon our non-compliance with the MVLS Requirement, the Staff had determined such non-compliance served as an additional basis for delisting our securities from Nasdaq. Additionally, as of the date of this report, we do not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, stockholders’ equity of $2,500,000, or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

On July 2, 2025, following our hearing with the Panel on June 24, 2025, we received notice from Nasdaq that, based on the plan of compliance that we had submitted, the Panel had granted us an exception until November 10, 2025 (the “Exception”) to regain compliance with the Bid Price Requirement and the MVLS Requirement, subject to our achievement of certain milestones, including the conversion by the holder of its remaining outstanding shares of our Series A Preferred Stock into shares of our common stock by July 18, 2025, which was completed, and the restructuring of a portion of our outstanding debt or conversion of such debt into shares of our common stock by mid-August 2025. In order to meet the $2,500,000 stockholders’ equity alternative continued listing standard, we may need to raise additional capital depending on the amount of debt we may be able to convert, if any, with the Term Loan Lenders. We also may need to complete a reverse split of our outstanding common stock in order to meet the Bid Price Requirement. In the event we fail to meet these and other milestones set forth in the compliance plan submitted to the Panel or otherwise regain compliance with the Bid Price Requirement and the MVLS Requirement or the alternative criteria by November 10, 2025, our securities will be delisted from Nasdaq. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement, the MVLS requirement, or maintain compliance even if we implement an option that regains our compliance. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, result in a default under the terms of our outstanding indebtedness, adversely affect its ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dragonfly Energy Holdings Corp.	8-K	3.1	03/31/2023
3.2	Bylaws of Dragonfly Energy Holdings Corp.	8-K	3.2	03/31/2023
3.3	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., dated April 25, 2025.	8-K	3.1	04/28/2025
10.1	Form of Settlement and Mutual Release Agreement, dated July 20, 2025, by and between the Company and the investor party thereto.	8-K	10.1	07/21/2025
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included as Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dragonfly Energy Holdings Corp.

Date: August 14, 2025	By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

