Form 10-Q
period 2025-09-30
Dragonfly Energy Holdings Corp.
filed 2025-11-14
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

As of November 12, 2025, there were 120,787,052 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

Dragonfly Energy Holdings Corp.

condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2025 Unaudited	December 31, 2024
Current Assets
Cash and cash equivalents	$3,838	$4,849
Accounts receivable, net of allowance for credit losses	4,792	2,416
Inventory	22,718	21,716
Prepaid expenses	849	806
Prepaid inventory	1,237	1,362
Prepaid income tax	311	307
Assets held for sale	-	644
Other current assets	764	825
Total Current Assets	34,509	32,925
Property and Equipment
Machinery and equipment	17,587	16,778
Office furniture and equipment	426	355
Leasehold improvements	7,563	9,103
Vehicle	33	33
Total	25,609	26,269
Less accumulated depreciation and amortization	(4,703)	(4,162)
Property and Equipment, Net	20,906	22,107
Operating lease right of use asset, net	17,977	19,737
Other assets	451	445
Total Assets	$73,843	$75,214

Current Liabilities
Accounts payable	$11,867	$10,716
Accrued payroll and other liabilities	4,998	4,129
Accrued tariffs	1,591	1,915
Accrued settlement, current portion	2,125	750
Customer deposits	252	317
Deferred revenue, current portion	1,000	1,000
Uncertain tax position liability	55	55
Notes payable, current portion, net of debt issuance costs	877	-
Operating lease liability, current portion	2,868	2,926
Financing lease liability, current portion	42	47
Total Current Liabilities	25,675	21,855
Long-Term Liabilities
Deferred revenue, net of current portion	2,833	3,583
Warrant liabilities	1,205	5,133
Accrued settlement, net of current portion	-	1,750
Notes payable, non current portion, net of debt issuance costs	44,546	29,646
Operating lease liability, net of current portion	21,128	22,588
Financing lease liability, net of current portion	33	63
Total Long-Term Liabilities	69,745	62,763
Total Liabilities	95,420	84,618
Commitments and Contingencies (See Note 5)

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

condensed Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	September 30, 2025 Unaudited	December 31, 2024
Redeemable Preferred stock
Preferred stock-Series A, 5,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Stockholders’ (Deficit)
Preferred stock, 4,995,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, 400,000,000 shares at $0.0001 par value, authorized, 61,742,104 and 7,232,650 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	6	1
Additional paid in capital	85,472	72,749
Accumulated deficit	(107,055)	(82,154)
Total Stockholders’ (Deficit)	(21,577)	(9,404)
Total Liabilities, Redeemable Preferred Stock and Stockholders’ (Deficit)	$73,843	$75,214

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2025 and 2024

(in thousands, except share and per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024

Net Sales	$15,967	$12,720	$45,571	$38,433

Cost of Goods Sold	11,231	9,850	32,302	29,345

Gross Profit	4,736	2,870	13,269	9,088

Operating Expenses
Research and development	585	1,631	2,277	4,495
General and administrative	5,299	4,361	16,275	14,878
Selling and marketing	2,630	2,904	7,690	8,329

Total Operating Expenses	8,514	8,896	26,242	27,702

Loss From Operations	(3,778)	(6,026)	(12,973)	(18,614)

Other (Expense) Income
Interest expense, net	(6,409)	(5,615)	(16,552)	(15,253)
Other expense	-	(13)	-	(36)
Change in fair market value of warrant liability	(883)	4,875	4,624	3,130

Total Other Expense	(7,292)	(753)	(11,928)	(12,159)

Net Loss Before Taxes	(11,070)	(6,779)	(24,901)	(30,773)

Income Tax Expense (Benefit)	-	-	-	-

Net Loss	$(11,070)	$(6,779)	$(24,901)	$(30,773)

Loss Per Common Share- Basic & Diluted	$(0.20)	$(0.98)	$(0.98)	$(4.53)

Weighted Average Number of Common Shares - Basic & Diluted	56,156,184	6,925,395	25,383,506	6,788,002

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

For The Three and Nine Months Ended September 30, 2025 and 2024

(in thousands, except share data)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2025	-	$-	7,232,650	$1	$72,749	$(82,154)	$(9,404)

Net loss	-	-	-	-	-	(6,797)	(6,797)
Common stock issued in public offering (ATM), net of costs	-	-	23,160	-	63	-	63
Redeemable preferred stock issued, net	350	3,180	-	-	-	-	-
Shares issued for vested restricted stock units	-	-	21,945	-	-	-	-
Conversion of preferred to common	(30)	(273)	311,887	-	273	-	273
Stock compensation expense	-	-	-	-	220	-	220

Balance - March 31, 2025	320	2,907	7,589,642	1	73,305	(88,951)	(15,645)
Net loss	-	-	-	-	-	(7,034)	(7,034)
Share issuance under ESPP	-	-	87,506	-	73	-	73
Redeemable preferred stock issued, net	450	4,150	-	-	-	-	-
Shares issued for vested restricted stock units	-	-	64,343	-	-	-	-
Conversion of preferred to common	(634)	(5,812)	29,684,888	3	5,809	-	5,812
Stock compensation expense	-	-	-	-	190	-	190

Balance - June 30, 2025	136	1,245	37,426,379	4	79,377	(95,985)	(16,604)
Net loss	-	-	-	-	-	(11,070)	(11,070)
Common stock issued in public offering, net	-	-	21,980,000	2	4,682	-	4,684
Shares issued for vested restricted stock units	-	-	17,885	-	-	-	-
Conversion of preferred to common	(136)	(1,245)	2,317,840	-	1,245	-	1,245
Stock compensation expense	-	-	-	-	168	-	168

Balance - September 30, 2025	-	$-	61,742,104	$6	$85,472	$(107,055)	$(21,577)

The accompanying notes are an integral part of the consolidated financial statement.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

For The Three and Nine Months Ended September 30, 2025 and 2024

(in thousands, except share data)

	Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2024	-	$-	6,695,587	$1	$69,450	$(41,539)	$27,912

Net loss	-	-	-	-	-	(10,367)	(10,367)
Stock compensation expense	-	-	-	-	266	-	266

Balance - March 31, 2024	-	-	6,695,587	1	69,716	(51,906)	17,811
Net loss	-	-	-	-	-	(13,627)	(13,627)
Common stock issued in public offering (ATM), net of cost	-	-	94,496	-	730	-	730
Share issuance under ESPP	-	-	27,197	-	112	-	112
Share cancellation	-	-	(49)	-	-	-	-
Exercise of stock options	-	-	972	-	3	-	3
Shares issued for vested restricted stock units	-	-	423	-	-	-	-
Stock compensation expense	-	-	-	-	237	-	237

Balance - June 30, 2024	-	-	6,818,626	1	70,798	(65,533)	5,266
Net loss	-	-	-	-	-	(6,779)	(6,779)
Common stock issued in public offering (ATM), net of cost	-	-	154,992	-	959	-	959
Exercise of stock options	-	-	260	-	1	-	1
Shares issued for vested restricted stock units	-	-	342	-	-	-	-
Stock compensation expense	-	-	-	-	256	-	256

Balance - September 30, 2024	-	$-	6,974,220	$1	$72,014	$(72,312)	$(297)

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2025 and 2024

(in thousands)

	2025	2024
Cash flows from Operating Activities
Net Loss	$(24,901)	$(30,773)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock based compensation	578	759
Amortization of debt discount	5,240	4,490
Change in fair market value of warrant liability	(4,624)	(3,130)
Non-cash interest expense (paid-in kind)	11,233	6,590
Provision for credit losses	87	40
Depreciation and amortization	1,810	991
Amortization of right of use of assets	1,948	1,585
Loss on disposal of property and equipment	156	-
Loss on impairment of right-of-use assets	454	-
Changes in Assets and Liabilities
Accounts receivable	(2,463)	(2,128)
Inventory	(1,002)	14,765
Prepaid expenses	(43)	38
Prepaid inventory	125	(365)
Other current assets	61	(635)
Other assets	(6)	(445)
Income taxes payable	(4)	174
Accounts payable and accrued expenses	3,780	(969)
Operating lease liabilities	(2,160)	(661)
Accrued tariffs	(324)	168
Accrued settlement	(375)	-
Deferred revenue	(750)	4,833
Customer deposits	(65)	(12)
Total Adjustments	13,656	26,088
Net Cash Used in Operating Activities	(11,245)	(4,685)

Cash Flows From Investing Activities
Purchase of property and equipment	(1,808)	(1,691)
Net Cash Used in Investing Activities	(1,808)	(1,691)

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows (continued)

For The Nine Months Ended September 30, 2025 and 2024

(in thousands)

(continued from previous page)	2025	2024
Cash Flows From Financing Activities
Proceeds from public offering (ATM), net	63	1,705
Proceeds from public offering, net	4,684	-
Proceeds from preferred stock offering, net of fees	7,330	-
Proceeds from note payable, related party	-	2,700
Repayment of note payable, related party	-	(2,700)
Proceeds from exercise of options	-	4
Principal payment on finance leases	(35)	(27)
Net Cash Provided by Financing Activities	12,042	1,682

Net Change in cash and cash equivalents	(1,011)	(4,694)
Cash and cash equivalents - beginning of period	4,849	12,713
Cash and cash equivalents - end of period	$3,838	$8,019

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$4	$-
Cash paid for interest	$4	$4,782
Supplemental Non-Cash Items
Purchases of property and equipment, not yet paid	$16	$2,460
Recognition of right of use asset obtained in exchange for operating lease liability	$642	$18,653
Recognition of leasehold improvements obtained in exchange for operating lease liability	$-	$4,683
Recognition of warrant liability - Investor Warrants	$696	$6,381
Conversion of preferred stock to common stock	$7,330	$-
Settlement of accrued liability for employee stock purchase plan	$73	$112
Reclassification of assets held for sale to machinery and equipment	$644	$-

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and present the consolidated financial statements of the Company and its wholly owned subsidiaries Dragonfly Energy Corp, Battle Born Battery Products, LLC and Dragonfly CellTech, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

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

During the nine months ended September 30, 2025 and 2024, the Company incurred losses from operations and had negative cash flow from operations. As of September 30, 2025, the Company had $3,838 in cash and cash equivalents and a working capital of $8,834. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements.

In connection with the Company’s senior secured term loan facility in an aggregate principal amount of $75,000 (as amended, the “Term Loan”), the Company is obligated to comply with certain financial covenants, which include maintaining a maximum senior leverage ratio, minimum liquidity, a springing fixed charge coverage ratio, and maximum capital expenditures (See Note 6). Between March 2024 and February 2025, the Company obtained multiple waivers from the Term Loan administrative agent and lenders for noncompliance with the liquidity requirements under the Term Loan.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Going Concern (Continued)

On February 26, 2025, the Company entered into a Securities Purchase agreement (“Purchase Agreement”). The Purchase Agreement called for the Company to authorize a new series of convertible preferred stock of the Company designated as the Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which shall be convertible into shares of the Company’s common stock, and sell to each Buyer an aggregate number of shares of Series A Preferred Stock and 20 warrants, to each buyer, that are convertible to common stock. During the nine months ended September 30, 2025, the Company received proceeds of $8,000 less $670 in costs for net proceeds of $7,330 due to the conversion of for the conversion of 800 shares of Series A Preferred Stock for 32,314,615 shares of common stock which the Company has been using for working capital and general corporate purposes. As of September 30, 2025, all Series A Convertible Preferred Stock has been converted into common stock.

In addition to the Purchase Agreement, the Term Loan was amended on February 26, 2025 to (i) extend the maturity date by one (1) year to October 2027, (ii) defer all principal and interest payments to April 2026 and (iii) remove any applicable financial covenants (except for a financial covenant requiring e Company to maintain cash and cash equivalents equal to or greater than $2,500) through June 30, 2026.

On July 30, 2025, the Company completed an equity financing and received net proceeds of $5,495 less $811 in costs, in connection with the issuance of 21,980,000 shares of common stock in an underwritten public offering (the “July 2025 Offering”), which the Company has been using for working capital and other general corporate purposes, including the repayment of indebtedness in the ordinary course.

Subsequent to September 30, 2025, the Company completed two equity financings. On October 6, 2025, the Company received net proceeds of $26,925, net of costs, in connection with the issuance of 23,000,000 shares of common stock. On October 17, 2025, the Company received additional net proceeds of $51,928, net of costs, from the issuance of 36,000,000 shares of common stock and pre-funded warrants to purchase 5,000,000 shares of common stock. The Company intends to use the aggregate net proceeds for working capital and other general corporate purposes, including the repayment of indebtedness in the ordinary course of business. Additionally, on October 20, 2025, the Term Loan was restructured and the Company entered into the Sixth Amendment (the “Sixth Amendment”) with the Term Loan lenders, which included new interest payment terms, $45,000 prepayment in October, and $5,000 debt cancellation. Lastly, as part of the restructuring, on November 4, 2025, the Company and the lenders entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company issued 25,000 shares of Series B Preferred Stock in exchange for $25,000 outstanding principal amount of the Term Loan. Please see Note 13 for more information regarding the aforementioned offerings, term loan amendment, and exchange agreement that occurred in October and November 2025.

As presented above, strategic initiatives were executed in 2025 in order to alleviate the substantial doubt about the Company’s ability to continue as a going concern. These initiatives include multiple capital raises (including those subsequent to September 30, 2025) totalling a net cash increase of $91,218 and Term Loan restructuring to reduce principal and interest owed, including a significant principal paydown, partial debt cancellation, and partial principal conversion into preferred shares. With these strong initiatives, along with continued revenue generation anticipated in the next twelve months and the Company’s ability to maintain covenant compliance with a monthly liquidity minimum of $5,000, management has concluded that the substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated.

In addition, the Company may need to raise additional debt and/or equity financings to fund its operations, strategic plans, meet its financial covenants under the Term Loan and its obligations under the Series B Preferred Stock and repay its outstanding indebtedness under the Term Loan. The Company has historically been able to raise additional capital through issuance of equity and/or debt financings and the Company intends to raise additional capital as needed. However, the Company cannot guarantee that it will be able to raise additional equity, contain expenses, or increase revenue, and comply with the financial covenants under the Term Loan. If the Company is unable to obtain additional funding to support its current or proposed activities and operations and its outstanding indebtedness, it may not be able to continue its operations as currently anticipated, which may require it to suspend or terminate any ongoing development activities, modify its business plan, curtail various aspects of its operations, cease operations, or seek relief under applicable bankruptcy laws. In such event, the Company’s stockholders may lose a substantial portion or even all of their investment.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Inventory

Inventories (Note 4), which consist of raw materials and finished goods, are stated at the lower of cost (first in, first out) or net realizable value, net of reserves for obsolete inventory. The Company continually analyzes its slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. The Company had a reserve of $300 and $188 as of September 30, 2025 and December 31, 2024, respectively.

Assets Held for Sale

Assets held for sale are valued at the lower of the carrying amount or the net realizable value estimated at September 30, 2025. Impairment to carrying amounts are recognized to non-operating expenses in the year ending December 31, 2024. The Assets held for sale, or the disposal group, consists of two research and development pieces of equipment that were not in use yet. Due to the nature of the disposal group being long-lived assets, the disposal group qualifies for the held for sale classification, as defined in ASC 360. Due to the Company shifting its focus from research and development efforts to product development, these assets would be put into service at an undeterminable time in the future and therefore, a search for a potential buyer was conducted. The sale was expected to be completed in the second quarter, but unforeseen circumstances forced the buyer to back out. Due to not being able to locate another buyer, the assets held for sale were reclassified as Property and Equipment as of September 30, 2025.

Use of Estimates

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company utilizes the use of estimates in its calculations for the reserve for obsolete or slow moving inventory, going concern, right of use asset, warrant liability, equity based compensation, income taxes, leases, right-of-use asset impairment, and license arrangement.

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

The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. Payment terms for distributors and original equipment manufacturers (“OEMs”), are typically due within 30-90 days after shipment. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of September 30, 2025 and December 31, 2024, the contract liability related to the Company’s customer deposits were approximately $252 and $317, respectively.

During the nine months ended September 30, 2025, the Company recognized $314 of the December 31, 2024 contract liability. During the nine months ended September 30, 2024, the Company recognized $201 of the contract liability that was recorded as a January 1, 2024 beginning balance.

On July 29, 2024, Dragonfly Energy Corp. (“Legacy Dragonfly”), a wholly-owned subsidiary of the Company, and Battle Born Battery Products, LLC (“Battle Born LLC”), a wholly-owned subsidiary of Legacy Dragonfly, entered into a License Agreement (the “License Agreement”) with Stryten Energy LLC (“Stryten”). The $5,000 initial licensing fee is being recognized as revenue on a straight-line basis over five years. The Company has recorded $250 and $750 in revenue related to the license agreement for the three and nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, the contract liability related to the Company’s deferred revenue were approximately $3,833 and $4,583, respectively. As of September 30, 2025, the Company had $1,000 in short term deferred revenue and $2,833 in long-term deferred revenue related to the License Agreement.

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by distribution channel:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Sales	2025	2024	2025	2024
Direct to customer	5,038	5,153	16,001	16,890
Original equipment manufacture	10,679	7,400	28,820	21,376
License fee revenue	250	167	750	167
Total	$15,967	$12,720	$45,571	$38,433

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. The Company estimates, based upon a review of historical warranty claim experience, the costs that may be incurred under its warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation at September 30, 2025 and December 31, 2024 to be $768 and $514, respectively. The Company incurred warranty expense of $132 and $403 for the three and nine months ended September 30, 2025, respectively, and incurred warranty expense of $114 and $422 for the three and nine months ended September 30, 2024, respectively,

The following table reflects the activity in the Company’s warranty obligation for the nine months ended September 30, 2025:

Beginning warranty obligation-	514
Provision of warranty expense	403
Settlement of warranty claims	(149)
Ending warranty obligation	$768

Concentrations

As of September 30, 2025, receivables from Customer A comprised approximately 52% of accounts receivable. There are no other significant accounts receivable concentration.

For the nine months ended September 30, 2025, sales from Customer A comprised approximately 29% of the Company’s total revenue. For the nine months ended September 30, 2024, sales from Customer A comprised approximately 15% of the Company’s total revenue. For the three months ended September 30, 2025, sales from Customer A comprised approximately 35% of the Company’s total revenue. For the three months ended September 30, 2024, sales from Customer A comprised approximately 16% of the Company’s total revenue.

As of September 30, 2025, payables to Vendor A, Vendor B, and Vendor C comprised approximately 24%, 11%, and 20%, respectively, of accounts payables.

For the nine months ended September 30, 2025, Vendor A and Vendor B accounted for approximately 17% and 10%, respectively, of the Company’s total purchases. For the nine months ended September 30, 2024, Vendor D accounted for approximately 11% of the Company’s total purchases. For the three months ended September 30, 2025, Vendor A, Vendor B and Vendor C accounted for approximately 18%, 14% and 12%, respectively, of the Company’s total purchases. For the three months ended September 30, 2024, Vendor D and Vendor B accounted for approximately 16% and 13%, respectively, of the Company’s total purchases.

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

Income Taxes

On July 4, 2025, the One Big Beautiful Bill (the “OBBB”) Act was signed into law in the United States. The OBBB Act includes significant provisions, such as the permanent extension and modification of certain provisions of the U.S. Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions beginning in 2025 and others beginning at various dates through 2027. The Company does not expect the OBBB Act to materially impact the Company’s income tax position in 2025.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	September 30,
	2025	2024
Warrants	4,256,156	3,575,678
Restricted stock units	169,161	12,153
Options	137,522	194,299
Weighted average number of common shares-basic	4,562,839	3,782,130

Reclassification

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net loss, total assets, total liabilities, or stockholders’ equity.

Segment Reporting

Operating segments are identified (Note 12) as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s Chief Executive Officer to make decisions with respect to resource allocation and assessment of performance. Previously, the Company recognized one operating segment. Historically, the Company reported a single operating and reportable segment, as management evaluated the business on a consolidated basis. During the fourth quarter of 2024, the Company reassessed its internal reporting structure and how management monitors operations and makes decisions. As a result of this reassessment, the Company determined that it now manages its business through two distinct operating segments. This change was driven by the development of the Company’s operations and internal decision-making processes, including the introduction of separate performance metrics and discrete financial information for each segment.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a public entity to disclose additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. It is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01 to clarify that all public entities, including non-calendar year-end entities, should adopt the disclosure requirements of ASU 2024-03. The Company is currently evaluating the impact. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Accordingly, the Company will adopt the standard for the year ending December 31, 2027.

In July 2025, the FASB issued ASU 2025-05: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, amending the manner in which credit losses for accounts receivable and contract assets are determined. For public companies, the guidance introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets. Under this expedient, entities may assume that conditions existing at the balance sheet date will persist for the remaining life of the asset, which simplifies the estimation process by eliminating the need to forecast future economic conditions for these short-term assets. This guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 3 - FAIR VALUE MEASUREMENTS

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of September 30, 2025:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of September 30, 2025
Liabilities
Warrant liability- Term Loan	$1,028	$1,028	$-	$1,028	$-
Warrant liability- June Public Offering	177	177	-	177	-
Total liabilities	$1,205	$1,205	$-	$1,205	$-

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

Due to Black Scholes calculation being utilized on all fair value measurement of warrant liabilities as of September 30, 2025 and December 31, 2024, the fair value warrant liabilities were transferred from Level 3 to Level 2 as of December 31, 2024. This is due to the observable inputs (such as the Company’s stock price and comparable company volatility calculations) included in the Black Scholes calculation, which makes the fair value measurement of the warrant liabilities more closely aligned with Level 2.

The carrying amounts of accounts receivable and accounts payable are considered Level 1 and approximate fair value as of September 30, 2025 and December 31, 2024 because of the relatively short maturity of these instruments.

The carrying value of the term loan as of September 30, 2025 and December 31, 2024 approximates fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt and is considered Level 2.

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

The changes for Level 3 items measured at fair value on recurring basis using significant unobservable inputs are as follows:

There was no Level 3 activity for the three and nine months ended September 30, 2025.

	Warrant Liability - Term Loan	Warrant liability- June Public Offering
Fair value as of January 1, 2024	$1,014	$3,434
Change in fair value, gain included in net loss(1)	(4)	(220)
Fair value as of March 31, 2024	1,010	3,214
Warrants Issued	4,796	-
Change in fair value, gain included in net loss(1)	(304)	2,277
Fair value as of June 30, 2024	$5,502	$5,491
Warrant Issued	1,585	-
Change in fair value, loss included in net loss(1)	(2,070)	(2,805)
Fair value as of September 30, 2024	$5,017	$2,686

(1)Changes in fair value of warrant liabilities are disclosed separately in the Consolidated Statements of Operations

Note 4 - INVENTORY

Inventory consists of the following:

	September 30, 2025	December 31, 2024
Raw material	$20,053	$18,776
Finished goods	2,665	2,940
Total inventory	$22,718	$21,716

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 5 - Commitments and Contingencies (continued)

The following table presents the breakout of the operating leases as of:

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$17,977	$19,737
Short-term operating lease liabilities	2,868	2,926
Long-term operating lease liabilities	21,128	22,588
Total operating lease liabilities	$23,996	$25,514
Weighted average remaining lease term	7.94 years	8.46 years
Weighted average discount rate	7.94%	7.86%

Assumptions used in determining the Company’s incremental borrowing rate include its implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At September 30, 2025, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2025(1)	1,208
December 31, 2026	4,528
December 31, 2027	3,746
December 31, 2028	3,860
December 31, 2029	3,614
Thereafter	16,046
Total lease payments	33,002
Less imputed interest	9,006
Total operating lease liabilities	$23,996

(1)	Represents scheduled payments for the remaining three-month period ending December 31, 2025.

During the three and nine months ended September 30, 2025, the Company recorded a non-cash impairment of a right-of-use asset of $453 within operating expenses.

		For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Lease cost	Classification	2025	2024	2025	2024
Operating lease cost	Cost of goods sold	$622	$310	$1,859	$1,001
Operating lease cost	Research and development	21	204	98	357
Operating lease cost	General and administration	1,190	676	2,731	1,708
Operating lease cost	Selling and marketing	13	11	39	34
Total lease cost		$1,846	$1,201	$4,727	$3,100

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

The following table presents the breakout of the financing leases as of:

	September 30, 2025	December 31, 2024
Finance lease right-of-use assets	$94	$121
Short-term finance lease liabilities	42	47
Long-term finance lease liabilities	33	63
Total finance lease liabilities	$75	$110
Weighted average remaining lease term	2.26 years	2.78 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining the Company’s incremental borrowing rate include its implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At September 30, 2025, the future minimum lease payments under these financing leases are as follows:

Fiscal Years Ending
December 31, 2025(1)	13
December 31, 2026	37
December 31, 2027	18
December 31, 2028	9
December 31, 2029	3
Total lease payments	80
Less imputed interest	5
Total financing lease liabilities	$75

(1)	Represents scheduled payments for the remaining three-month period ending December 31, 2025.

Other Contingencies

In March 2025, the Company agreed to pay LithiumHub a total of $2,500, of which approximately $562 is payable in 2025 and approximately $1,938 is payable in 2026, in exchange for a non-exclusive license in LithiumHub Technologies, LLC’s patent rights related to the Patents-in-Suit. In accordance with the Settlement Agreement, the Company and LithiumHub terminated the ongoing patent litigation between them. The Settlement Agreement includes no admission of infringement by the Company. As of September 30, 2025, the Company recorded an accrued settlement liability of $2,125 which is entirely classified as current. On October 22, 2025, the Company paid in full the $2,125 settlement amount.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - LONG TERM DEBT

Term Loan Agreement

As of September 30, 2025, the Company had an outstanding term loan under a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”), dated October 7, 2022. The Term Loan matures on October 7, 2027 and amortizes at a rate of 5% per annum beginning in October 2024.

Prior to any amendments, the Term Loan accrues interest based on the Company’s senior leverage ratio. From inception through September 30, 2024, interest accrued at a per annum rate equal to adjusted SOFR (subject to a floor of 1.0%) plus 7.0% payable in cash, plus an additional 4.5% to 6.5% payable in kind (“PIK”), depending on the Company’s senior leverage ratio. Effective April 1, 2024, interest payable to lenders subject to the regulations of the U.S. Small Business Administration (with $30,846 of principal outstanding as of that date) is limited to 14.0% per annum, excluding default interest permitted under applicable SBA regulations. From October 1, 2024 through March 31, 2025, interest on the non-SBA regulated portion continued to accrue at adjusted SOFR plus 7.0% payable in cash, and 4.5% to 6.5% payable in kind. Beginning April 1, 2025, interest on all outstanding balances was payable entirely in cash, at a rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5%, depending on the Company’s senior leverage ratio.

During the nine months ended September 30, 2025 and 2024, the Company recognized interest expense of $11,233 and $10,531, respectively. During the three months ended September 30, 2025 and 2024, the Company recognized interest expense of $3,927 and $3,509, respectively. Amortization of the debt issuance costs amounted to $5,240 and $4,490, respectively, during the nine months ended September 30, 2025 and 2024. Amortization of the debt issuance costs amounted to $2,456 and $2,062, respectively, during the three months ended September 30, 2025 and 2024. As of September 30, 2025, the carrying value of the Term Loan was $45,423, consisting of $69,974 in principal and $27,172 capitalized PIK interest, net of $51,723 in unamortized debt discount. As of December 31, 2024, the carrying value was $29,646, consisting of $69,974 in principal, plus $15,938 in capitalized PIK interest, net of $56,266 in unamortized debt discount.

The obligations under the Term Loan Agreement are secured by a first-priority lien on substantially all of the Company’s assets, including certain mortgaged properties.

Subsequent to the original execution of the Term Loan Agreement, the Company entered into six amendments which modified certain terms of the facility, including, but not limited to, interest rate mechanics, the timing of principal payments, and certain financial and operational covenants. Five of these amendments were in effect as of September 30, 2025 and the Sixth Amendment was entered into on October 20, 2025.

Financial Covenants

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Long Term Debt (continued)

In February 2025, in connection with the Purchase Agreement, the Company entered into the Fifth Amendment to the Term Loan Agreement. This amendment extended the Term Loan’s maturity date by one year to October 2027 and deferred all principal and interest payments until April 2026. Additionally, the amendment postponed certain covenant requirements, significantly reducing the likelihood of a breach and the lender’s ability to accelerate repayment based on prior noncompliance, thereby allowing the Company to reclassify the debt as long-term as of December 31, 2024.

At September 30, 2025, the future debt maturities are as follows:

For Year Ended December 31,
2025	$-
2026	2,813
2027	98,429
Total debt	101,242
Less: Estimated interest paid-in-kind	(4,095)
Total debt	97,147
Less: Unamortized debt discount costs	(51,724)
Total carrying amount	45,423
Less: Current portion of debt	(877)
Total long-term debt	$44,546

Subsequent to September 30, 2025, the Company entered into the Sixth Amendment to the Term Loan Agreement, for details, refer to Subsequent Event Note 12.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 7 - RELATED PARTY

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 8 - WARRANTS

Common Stock Warrants classified as Equity

The following table presents a roll-forward of the Company’s equity warrants from January 1, 2025 to September 30, 2025 and January 1, 2024 to September 30, 2024:

	Public Warrants	Underwriters’ Warrants
Warrants Outstanding, January 1, 2025	1,046,948	63,362
Exercise of warrants	-	-
Warrants issued	-	-
Warrants Outstanding, September 30, 2025	1,046,948	63,362

Warrants Outstanding, January 1, 2024	1,046,948	63,362
Exercise of warrants	-	-
Warrants issued	-	-
Warrants Outstanding, September 30, 2024	1,046,948	63,362

Common Stock Warrants classified as Liability

Term Loan Warrants

On February 26, 2025, the Company entered into the Fifth Amendment to the Term Loan with the lenders in connection with the February 2025 securities purchase agreement (see Note 9). The Fifth Amendment provided for a one-time issuance the February 2025 Penny Warrants to purchase up to 330,000 shares of the Company’s common stock, at an exercise price of $0.01 per share. The February 2025 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

The February 2025 Penny Warrants were valued utilizing a Black-Scholes model with the following assumptions:

February 2025 penny warrants
Stock price	$2.12
Strike price	$0.01
Term	10 years
Volatility	90%
Risk-free rate	4.3%

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 8 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Penny Warrants:

	As of September 30, 2025	As of December 31, 2024
Common stock price	$0.59	$2.78
Exercise price	$0.09	$0.09
Dividend yield	0%	0%
Term	7.02	7.77
Volatility	142.30%	94.00%
Risk-free rate	4.0%	4.5%
Fair value	$0.59	$2.74

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Investor Warrants issued in the June 2023 Offering:

	As of September 30, 2025	As of December 31, 2024
Common stock price	$0.59	$2.78
Exercise price	$18.00	$18.00
Dividend yield	0%	0%
Term	2.73	3.47
Volatility	137%	105%
Risk-free rate	3.7%	4.3%
Fair value	$0.14	$1.01

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 8 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

The following table presents a roll-forward of the Company’s liability classified warrants from January 1, 2025 to September 30, 2025 and January 1, 2024 to September 30, 2024:

	Private Warrants	Term Loan Warrants	Investor Warrants
Warrants Outstanding, January 1, 2025	166,821	1,412,147	1,236,878
Exercise of warrants	-	-	-
Warrants issued	-	330,000	-
Warrants Outstanding, September 30, 2025	166,821	1,742,147	1,236,878

Warrants Outstanding, January 1, 2024	166,821	209,391	1,236,878
Exercise of warrants	-	-	-
Warrants issued	-	852,283	-
Warrants Outstanding, September 30, 2024	166,821	1,061,674	1,236,878

Private Placement Convertible Preferred Warrants classified as Liability

In February 2025, in connection with a private placement offering of Series A Convertible Preferred Stock (see Note 9), the Company issued 20 Private Placement Convertible Preferred Warrants (as defined below). Each warrant entitles the holder to purchase up to 200 shares of Series A Preferred Stock at an exercise price of $10,000 per share. The warrants are exercisable immediately and expire upon the earliest of: (i) 33 months after the shares of common stock issuable upon conversion of Series A Preferred Stock are registered for resale under the Securities Act, (ii) the occurrence of a Change of Control (as defined in the Certificate of Designation), or (iii) the full redemption of Series A Preferred Stock. The number of underlying shares and the exercise price are subject to adjustment in the event of stock splits, combinations, dividends, reclassifications, or other similar events. Upon exercise of the warrants, the Series A Preferred Stock is convertible into common stock at a conversion price that is subject to a floor of $0.424 per share, pursuant to the terms set forth in the Certificate of Designation.

The Company accounts for the Private Placement Convertible Preferred Warrants issued in connection with the initial offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Private Placement Convertible Preferred Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Convertible Preferred Warrant must be recorded as a derivative liability with the initial fair value of approximately $120. This liability is subject to re-measurement at each balance sheet date, with changes recorded in the consolidated statement of operations and comprehensive loss. However, the Company has deemed the fair value at inception as immaterial for initial recognition of the liability and will continue to monitor the change in fair value for subsequent periods. On June 23, 2025, the Company and the holder of the Private Placement Convertible Preferred Warrants agreed to cancel such holder’s warrants to purchase up to an aggregate of 4,000 shares of Series A Preferred Stock, with an exercise price of $10,000 per share of Series A Preferred Stock. As a result, the Private Placement Convertible Preferred Warrants are no longer outstanding. Please see Note 9 for more information as related to the aforementioned initial closing of the Private Placement.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 8 - Warrants (continued)

Private Placement Convertible Preferred Warrants classified as Liability (Continued)

The following table presents a roll-forward of the Company’s Private Placement Convertible Preferred Warrants from January 1, 2025 to September 30, 2025:

	Number of Warrants	Preferred Shares Underlying Warrants	Common Shares Underlying (at $1.00 floor)
Warrants Outstanding, January 1, 2025	-	-	-
Exercise of warrants	-	-	-
Warrants issued	20	4,000	48,000,000
Warrants Outstanding, March 31, 2025	20	4,000	48,000,000
Exercise of warrants	-	-	-
Warrants issued	-	-	-
Cancellation of warrants	(20)	(4,000)	(48,000,000)
Warrants Outstanding, June 30, 2025	-	-	-
Exercise of warrants	-	-	-
Warrants issued	-	-	-
Warrants Outstanding, September 30, 2025	-	-	-

Note 9 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

In February 2025, the Company entered into the Purchase Agreement with an institutional investor. Pursuant to the Purchase Agreement, the investor agreed to purchase in a registered direct offering (the “Registered Direct Offering”) from the Company 180 shares of Series A Preferred Stock,, at a price of $10,000 per share, initially convertible into shares of common stock of the Company, at a conversion price of $2.332 per share of common stock.

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

In total, the Company sold 350 shares of Series A Preferred Stock and 20 Private Placement Convertible Preferred Warrants, raising $3,180 in net proceeds, which will be used for working capital and other general purposes.

On April 28, 2025, the Company completed the second closing of the Private Placement (the “Second Closing”) pursuant to the Purchase Agreement. In connection with the Second Closing, the investor purchased an additional 450 shares of Series A Preferred Stock at a price of $10,000 per share, resulting in net proceeds of $4,150, which the Company received during the second quarter of 2025.

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Redeemable Convertible Preferred Stock (continued)

While the host contract is considered as an equity-classified instrument, it includes provisions that allow the investor to redeem the instrument for cash or other assets upon the occurrence of events that are not solely within the company’s control. Because of the Series A Preferred Stock containing this redemption feature, it was originally classified as mezzanine equity. From the issuance date through September 30, 2025, 800 shares of Series A Preferred Stock were converted into 32,314,615 shares of common stock. As a result, $7,330 (net of offering costs) was reclassified from mezzanine equity to common stock and additional paid-in capital.

At June 30, 2025, the Company did not have a sufficient number of registered shares to fully satisfy the conversion of the remaining 133 Series A Preferred Stock under either the floor conversion price of $0.424, which would have required approximately 3,198,113 shares, or the Alternate Conversion Price of $0.144, which would have required approximately 9,407,670 shares (based on 90% of the lowest VWAP over the 10 trading days prior to June 30, 2025). The impact of the Company not having a sufficient number of registered shares to fully satisfy the conversion of the remaining Series A Preferred Stock would be an immaterial reclass to a derivative liability.

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

During the nine months ended September 30, 2025, all of the Company’s redeemable preferred stock converted into 32,314,615 shares of common stock in accordance with their respective terms. As of September 30, 2025, no redeemable preferred stock remains outstanding.

On October 20, 2025, the Company entered into a definitive agreement to issue newly-created Series B Preferred Stock, in exchange for an equivalent amount of its senior secured term-loan debt. See Note 13 – Subsequent Events for additional details.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 10 - COMMON STOCK

No dividends on common stock had been declared by the Company.

For the nine months ended September 30, 2025 and 2024, the Company had reserved shares of common stock for issuance as follows:

	September 30, 2025	September 30, 2024
Options issued and outstanding	137,522	194,299
Common stock outstanding	61,742,104	6,974,220
Warrants outstanding	4,256,156	3,575,678
Earnout shares	2,777,778	2,777,778
Shares available for future issuance	1,168,204	928,881
Total	70,081,764	14,450,856

ChEF Equity Facility

The Company and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (the “Original Purchase Agreement”) and a Registration Rights Agreement in connection with the merger. Pursuant to the Original Purchase Agreement, the Company has the right to sell to CCM LLC an amount of shares of common stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the Purchase Agreement (the “ChEF Equity Facility”). In addition, the Company appointed LifeSci Capital, LLC as “qualified independent underwriter” with respect to the transactions contemplated by the Purchase Agreement. Under the terms of the Purchase Agreement with CCM LLC, the Company issued 23,160 shares for aggregate net proceeds to the Company of $63 from the period January 1, 2025 through September 30, 2025. The Company issued 249,488 shares pursuant to the ChEF Equity Facility for aggregate proceeds to the Company of $1,705 from the period of January 1, 2024 through September 30, 2024. In accordance with the anti-dilution provisions of the Penny Warrants with respect to certain sales made by the Company under the ChEF Equity Facility, 20,524 Penny Warrants were issued from the period January 1, 2024 through September 30, 2024. The ChEF Equity Facility expires in December 2025.

July 2025 Public Offering

On July 30, 2025, the Company entered into an underwriting agreement with Canaccord, as representative of the several underwriters named in the certain underwriting agreement, relating to an underwritten public offering of 21,980,000 shares of common stock at a price to the public of $0.25 per share raising proceeds of $4,684 net of offering costs.

October 2025 Public Offering

Refer to Note 13 – Subsequent Events for information regarding the Company’s two October 2025 offerings completed under underwriting agreements with Canaccord, which included the issuance of additional shares of common stock and pre-funded warrants.

Note 11 - STOCK-BASED COMPENSATION

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - Stock-Based Compensation (Continued)

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value

Balances, January 1, 2025	168,809	$25.97	$25.97	6.50	$-
Options granted	-	-	-	-	-
Options forfeited	(3,098)	42.79	42.79	-	-
Options expired	(28,189)	29.34	29.34	-	-
Options exercised	-	-	-	-	-
Balances, September 30, 2025	137,522	$24.90	$24.90	5.79	$-

At September 30, 2025
Vested and Exercisable	134,298	24.54		5.77	$-
Vested and expected to vest	137,522	24.90		5.79	$-

During the nine months ended September 30, 2025, the Company did not issue any stock options.

Share-based compensation expense for options and RSUs totaling $578 and $759 was recognized in the Company’s consolidated statements of operations for the nine months ended September 30, 2025 and 2024, respectively. Share-based compensation expense for options and RSUs totaling $168 and $256 was recognized in the Company’s consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively.

Of the $578 of share-based compensation incurred during the nine months ended September 30, 2025, $45 is allocated to cost of goods sold, $36 to research and development, $179 to selling and marketing, and $318 to general and administrative expenses. Of the $759 of share-based compensation incurred during the nine months ended September 30, 2024, $81 is allocated to cost of goods sold, $136 to research and development, $198 to selling and marketing, and $344 to general and administrative expenses.

Of the $168 of share-based compensation incurred during the three months ended September 30, 2025, $11 is allocated to cost of goods sold, $9 to research and development, $55 to selling and marketing, and $93 to general and administrative expenses. Of the $256 of share-based compensation incurred during the three months ended September 30, 2024, $21 is allocated to cost of goods sold, $35 to research and development, $71 to selling and marketing, and $129 to general and administrative expenses.

Restricted Stock Units

On February 5, 2024, the Company granted 24,447 restricted stock units of which 11,111 vested immediately. The fair value of the 24,447 restricted stock units was $95 and an expense of $8 and $48 was recorded as compensation expense during the nine months ended September 30, 2025 and 2024, respectively.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - Stock-Based Compensation (Continued)

Restricted Stock Units (continued)

On April 12, 2024, the Company issued a total of 92,923 RSUs to the following employees: (i) 63,045 RSUs to the Chief Executive Officer; (ii) 20,165 RSUs to the Chief Revenue Officer; and (iii) 9,712 RSUs to the Chief Marketing Officer. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the 92,923 RSUs was $376 and an expense of $94 and $59 was recorded during the nine months ended September 30, 2025 and 2024, respectively.

On April 12, 2024, the board of directors authorized the issuance of 24,692 RSUs to each director in connection with their service as directors for the year ended December 31, 2023. The RSUs will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary date of their issuance, subject to the directors continued service on with the Company on each vesting date. The fair value of the 148,152 RSUs issued to directors in total was $600 and an expense of $102 and $94 was recorded during the nine months ended September 30, 2025 and 2024, respectively.

On June 24, 2024, the Company granted 2,417 RSUs. The RSUs will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary date of their issuance, subject to the directors continued service on with the Company on each vesting date. The fair value of the 2,417 RSUs was $19 and an expense of $4 and $1 was recorded as compensation expense during the nine months ended September 30, 2025 and 2024, respectively.

On August 19, 2024, the Company granted 81,710 RSUs. The RSUs will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the 81,710 RSUs was $448 and an expense of $89 and $17 was recorded as compensation expense during the nine months ended September 30, 2025 and 2024, respectively.

On August 26, 2024, the Company granted 2,223 RSUs. The RSUs will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to such employee’s continued employment as of each vesting date. The fair value of the 2,223 RSUs was $12 and no expense was recorded as compensation expense during the nine months ended September 30, 2025 or 2024.

On April 1, 2025 and May 19, 2025, the Company granted 3,778 and 889 RSUs, respectively. The RSUs will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the RSUs was $4 and $1 was recorded as compensation expense during the nine months ended September 30, 2025.

The following table presents the RSU activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Fair Market Value

Unvested shares, January 1, 2025	334,751	$4.52
Granted and unvested	4,667	0.87
Forfeited	(61,286)	4.32
Vested	(108,971)	4.44
Unvested shares, September 30, 2025	169,161	$4.55

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - Stock-Based Compensation (continued)

As of September 30, 2025 and 2024 there were 1,168,204 and 928,881 shares, respectively, of unissued authorized and available for future awards under the 2022 Equity Incentive Plan and Employee Stock Purchase Plan.

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

During the nine months ended September 30, 2025, the Company issued 87,506 common shares in connection with its Employee Stock Purchase Plan for a total consideration of approximately $73. The ESPP allows employees to purchase shares at a 15% discount to the lesser of the stock price at the beginning or the end of the offering period, which was October 1, 2024 and April 1, 2025, respectively. The discount resulted in an exercise price of $0.83 per share.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - REPORTABLE SEGMENTS

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

The Company’s CODM is the Chief Executive Officer.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Reportable Segments (continued)

The following table presents the reportable segments information for the nine months ended September 30, 2025:

	DTC	OEM	Other		Total

Net Sales	$16,001	$28,820	$750	(1)	$45,571

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$45,571

Direct material	9,340	17,070	-		26,410
Direct labor	1,104	1,497	-		2,601
Direct overhead and depreciation	1,395	1,896	-		3,291

Total Cost of Goods Sold	11,839	20,463	-		32,302

Gross profit	4,162	8,357	750		13,269

Operating Expenses
Research & development	-	-	2,277	(2)	2,277
Sales tax adjustment	2	-	-		2
Credit card & amazon transaction fees	383	-	-		383
Other general & administrative	-	-	15,890	(3)	15,890
Shipping	1,439	821	-		2,260
Sales and marketing stock compensation	29	104	-		133
Sales and marketing wages	550	943	-		1,493
Marketing spend	1,892	175	-		2,067
Rent	42	13	-		55
Unallocated sales and marketing stock compensation	-	-	46	(4)	46
Unallocated sales and marketing wages	-	-	1,033	(4)	1,033
Other sales & marketing	-	-	603	(4)	603

Total Operating Expenses	4,337	2,056	19,849		26,242

Loss from operations	(175)	6,301	(19,099)		(12,973)

Interest expense, net	-	-	(16,552	)(5)	(16,552)
Change in FMV of warrant liability	-	-	4,624		4,624

Total Other Income (Expense)	-	-	(11,928)		(11,928)

Net Loss Before Taxes	(175)	6,301	(31,027)		(24,901)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$(175)	$6,301	$(31,027)		$(24,901)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(24,901)

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Reportable Segments (continued)

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
(4)	General sales and marketing employee cost and other marketing expenses
(5)	Interest expense related to debt and change in fair market value of warrant liability

There were no significant customer revenues from the Company’s DTC segment for the nine months ended September 30, 2025.

Revenues from one customer of the Company’s OEM segment represent approximately $13,021, or 29%, of the Company’s consolidated revenues for the nine months ended September 30, 2025.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Reportable Segments (continued)

The following table presents the reportable segments information for the nine months ended September 30, 2024:

	DTC	OEM	Other		Total

Net Sales	$16,890	$21,376	$167		$38,433

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$38,433

Direct material	10,104	13,896	-		24,000
Direct labor	1,069	1,379	-		2,448
Direct overhead and depreciation	1,265	1,632	-		2,897

Total Cost of Goods Sold	12,438	16,907	-		29,345

Gross profit	4,452	4,469	167		9,088

Operating Expenses
Research & development	-	-	4,495	(1)	4,495
Sales tax adjustment	91	-	-		91
Credit card & amazon transaction fees	420	-	-		420
Other general & administrative	-	-	14,367	(2)	14,367
Shipping	1,189	815	-		2,004
Sales and marketing stock compensation	41	115	-		156
Sales and marketing wages	616	1,088	-		1,704
Marketing spend	952	352	-		1,304
Rent	44	12	-		56
Unallocated sales and marketing stock compensation	-	-	42	(3)	42
Unallocated sales and marketing wages	-	-	1,031	(3)	1,031
Other sales & marketing	-	-	2,032	(3)	2,032

Total Operating Expenses	3,353	2,382	21,967		27,702

Income (Loss) from Operations	1,099	2,087	(21,800)		(18,614)

Other income (expense)	-	-	(36)		(36)
Interest expense, net	-	-	(15,253	)(4)	(15,253)
Change in FMV of warrant liability	-	-	3,130	(4)	3,130

Total Other Income (Expense)	-	-	(12,159)		(12,159)

Net Income (Loss) before taxes	1,099	2,087	(33,959)		(30,773)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$1,099	$2,087	$(33,959)		$(30,773)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(30,773)

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Reportable Segments (continued)

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
(3)	General sales and marketing employee cost and other marketing expenses
(4)	Interest expense related to debt and change in fair market value of warrant liability

There were no significant customer revenues from the Company’s DTC segment for the nine months ended September 30, 2024.

Revenues from one customer of the Company’s OEM segment represent approximately $5,534, or 15%, of the Company’s consolidated revenues for the nine months ended September 30, 2024.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Reportable Segments (continued)

he following table presents the reportable segments information for the three months ended September 30, 2025:

	DTC	OEM	Other		Total

Net Sales	$5,038	$10,679	$250	(1)	$15,967

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$15,967

Direct material	2,852	6,317	-		9,169
Direct labor	412	510	-		922
Direct overhead and depreciation	510	630	-		1,140

Total Cost of Goods Sold	3,774	7,457	-		11,231

Gross profit	1,264	3,222	250		4,736

Operating Expenses
Research & development	-	-	585	(2)	585
Sales tax adjustment	50	-	-		50
Credit card & amazon transaction fees	125	-	-		125
Other general & administrative	-	-	5,125	(3)	5,125
Shipping	628	242	-		870
Sales and marketing stock compensation	11	29	-		40
Sales and marketing wages	176	277	-		453
Marketing spend	569	56	-		625
Rent	14	4	-		18
Unallocated sales and marketing stock compensation	-	-	15	(4)	15
Unallocated sales and marketing wages	-	-	409	(4)	409
Other sales & marketing	-	-	199	(4)	199

Total Operating Expenses	1,573	608	6,333		8,514

Loss from operations	(309)	2,614	(6,083)		(3,778)

Interest expense, net	-	-	(6,409	)(5)	(6,409)
Change in FMV of warrant liability	-	-	(883)		(883)

Total Other Income (Expense)	-	-	(7,292)		(7,292)

Net Loss Before Taxes	(309)	2,614	(13,375)		(11,070)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$(309)	$2,614	$(13,375)		$(11,070)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(11,070)

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Reportable Segments (continued)

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
(4)	General sales and marketing employee cost and other marketing expenses
(5)	Interest expense related to debt and change in fair market value of warrant liability

There were no significant customer revenues from the Company’s DTC segment for the three months ended September 30, 2025.

Revenues from one customer of the Company’s OEM segment represents approximately $5,575, or 35%, of the Company’s consolidated revenues for the three months ended September 30, 2025.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Reportable Segments (continued)

The following table presents the reportable segments information for the three months ended September 30, 2024:

	DTC	OEM	Other		Total

Net Sales	$5,153	$7,400	$167		$12,720

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$12,720

Direct material	3,348	4,986	-		8,334
Direct labor	338	433	-		771
Direct overhead and depreciation	327	418	-		745

Total Cost of Goods Sold	4,013	5,837	-		9,850

Gross profit	1,140	1,563	167		2,870

Operating Expenses
Research & development	-	-	1,631	(1)	1,631
Sales tax adjustment	31	-	-		31
Credit card & amazon transaction fees	118	-	-		118
Other general & administrative	-	-	4,212	(2)	4,212
Shipping	493	254	-		747
Sales and marketing stock compensation	12	42	-		54
Sales and marketing wages	200	350	-		550
Marketing spend	324	115	-		439
Rent	15	4	-		19
Unallocated sales and marketing stock compensation	-	-	17	(3)	17
Unallocated sales and marketing wages	-	-	374	(3)	374
Other sales & marketing	-	-	704	(3)	704

Total Operating Expenses	1,193	765	6,938		8,896

Loss from Operations	(53)	798	(6,771)		(6,026)

Other income (expense)	-	-	(13)		(13)
Interest expense, net	-	-	(5,615	)(4)	(5,615)
Change in FMV of warrant liability	-	-	4,875	(4)	4,875

Total Other Income (Expense)	-	-	(753)		(753)

Net Loss before taxes	(53)	798	(7,524)		(6,779)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$(53)	$798	$(7,524)		$(6,779)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(6,779)

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Reportable Segments (continued)

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
(3)	General sales and marketing employee cost and other marketing expenses
(4)	Interest expense related to debt and change in fair market value of warrant liability

There were no significant customer revenues from the Company’s DTC segment for the three months ended September 30, 2024.

Revenues from one customer of the Company’s OEM segment represent approximately $2,007, or 16%, of the Company’s consolidated revenues for the three months ended September 30, 2024.

Note 13 - SUBSEQUENT EVENTS

On October 6, 2025, the Company entered into the First Offering Underwriting Agreement with Canaccord, as representative of the First Offering Underwriters, relating to the First October 2025 Offering of 20,000,000 shares of common stock, at a price to the public of $1.25 per share. Pursuant to the terms of the First Offering Underwriting Agreement, the Company granted to the First Offering Underwriters a 30-day option to purchase up to an additional 3,000,000 shares of common stock in the First October 2025 Offering at the public price which the First Offering Underwriters exercised. On October 7, 2025, the Company completed the First October 2025 Offering of 23,000,000 shares of common stock raising gross proceeds of approximately $27,025 and net proceeds of $26,925 after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

On October 15, 2025 at the 2025 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company, the Company’s stockholders approved an amendment (the “Plan Amendment”) to the Company’s 2022 Equity Incentive Plan (the “2022 Plan”) increasing the number of shares available for issuance under the 2022 Plan by 9,000,000 shares. The Plan Amendment became effective following its approval by the Company’s stockholders.

On October 16, 2025, the Company entered into the Second Offering Underwriting Agreement with Canaccord, as representative of the Second Offering Underwriters, relating to the Second October 2025 Offering of (i) 36,000,000 shares of common stock, at a price to the public of $1.35 per share and (ii) pre-funded warrants to purchase up to 5,000,000 shares of common stock at a price to the public of $1.3499 per pre-funded warrant. On October 17, 2025, the Company completed the Second October 2025 Offering raising gross proceeds of approximately $52,028 and net proceeds of $51,928 after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

On October 20, 2025, the Company entered into the Sixth Amendment to the Term Loan Agreement to, among other matters, (i) adjust the fixed interest rate of the remaining outstanding principal amount under the Term Loan Agreement to a fixed interest rate of 12% per annum, payable monthly commencing December 31, 2025 that will mature in October 2027, and (ii) waive any applicable financial covenants (except for a financial covenant requiring the Company to maintain cash and cash equivalents equal to or greater than $5,000) through December 31, 2026. In connection with the Sixth Amendment, (i) the Company made a prepayment of $45,000 of outstanding indebtedness under the Term Loan Agreement from the net proceeds from the Second October 2025 Offering, (ii) the lenders forgave the repayment of $5,000 of the outstanding principal under the Term Loan Agreement, (iii) the Company paid a fee to the lenders equal to approximately $450 in cash and $450 added to principal outstanding amount of the loan under the Term Loan Agreement; and (iv) the Company agreed to issue 25,000 shares of newly created Series B Preferred Stock of the Company in exchange for $25,000 outstanding principal amount of the Term Loan.

After the prepayments made as part of the First Offering in the amount of $4,000 and the effects of the Sixth Amendment to the Term Loan Agreement, the remaining debt is $18,612.

DRAGONFLY ENERGY HOLDINGS CORP.

On November 4, 2025, the Company and the lenders entered into the Exchange Agreement pursuant to which the Company issued 25,000 shares of newly created Series B Preferred Stock in exchange for $25,000 outstanding principal amount of the Term Loan.

On November 4, 2025, the Company filed a Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series B Convertible Preferred Stock of the Company (the “Series B Certificate of Designation”) with the Secretary of State of the State of Nevada to establish the rights, privileges, preferences, and restrictions of the Series B Preferred Stock. As set forth in the Certificate of Designation, the Company designated 25,000 shares of preferred stock as Series B Preferred Stock with a stated value of $1,000 per share.

On November 4, 2025, the Company issued 25,000 shares of Series B Preferred Stock to the lenders pursuant to the Exchange Agreement. The Series B Preferred Stock (i) is convertible into shares of common stock at the option of the lenders at a conversion price of $3.15 per share, or an aggregate of 7,936,508 shares of common stock, (ii) has a dividend of 8% per annum payable quarterly in cash and (iii) has a dividend of 2% per annum payable quarterly in kind (“PIK Dividends”), which includes the aggregate amount of all paid PIK Dividends and any accrued and unpaid PIK Dividends on the applicable dividend date. In addition, the Company has a right to redeem any outstanding shares of the Series B Preferred Stock at its option at the greater of (i) the stated value plus any accrued and unpaid dividends and (ii) the as-converted value of the shares of common stock underlying the Series B Preferred Stock at the time of redemption (the “Optional Redemption Price”). The lenders have also agreed not to convert any shares of the Series B Preferred Stock for a period of six months following the issuance of the Series B Preferred Stock. In connection with any future equity offerings, the Company will be required to use 50% of the net proceeds from such offering to redeem outstanding shares of the Series B Preferred Stock at the Optional Redemption Price. In the event the Company has not redeemed the outstanding shares of Series B Preferred Stock by October 7, 2027 or upon the occurrence of a Non-Payment Event (as defined in the Series B Certificate of Designation), the holders will have the right to require the Company to redeem the Series B Preferred Stock at the Optional Redemption Price.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to service our outstanding indebtedness and comply with the financial covenants in our loan agreement, the failure of which could allow our lenders to accelerate payment under our loan agreement, which would have a material adverse effect on our ability to operate and could require` among other things, to reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve;
●	our ability to raise additional capital to fund our operations;
●	our ability to successfully increase market penetration into target markets;
●	our ability to maintain the listing of our common stock and public warrants on the Nasdaq Capital Market;
●	the addressable markets that we intend to target do not grow as expected;
●	the potential for events or circumstances that result in our failure to timely achieve the anticipated benefits of our customer arrangements with THOR Industries and its affiliate brands (including Keystone RV Company (“Keystone”)), including Keystone’s decision in July 2023, that, due to weaker demand for its products and its subsequent focus on reducing costs, it would no longer install our storage solutions as standard equipment, but rather return to offering those solutions as an option to dealers and consumers;

●	our ability to generate revenue from future product sales in our existing markets or new markets that we enter, including the trucking and industrials markets, and our ability to achieve and maintain profitability;
●	the loss of any members of our senior management team or other key personnel;
●	the loss of any relationships with key suppliers, including suppliers in China;
●	the loss of any relationships with key customers;
●	our ability to protect our patents and other intellectual property;
●	our ability to engage target customers and successfully retain these customers for future orders;
●	the failure to successfully optimize solid-state cells or to produce commercially viable solid-state cells in a timely manner or at all, or to scale to mass production;
●	the failure to produce lithium battery cells in the United States in a timely manner or at all, or to scale to mass production;
●	the failure to timely achieve the anticipated benefits of our recent licensing arrangement with Stryten Energy LLC (“Stryten”);
●	changes in applicable laws or regulations, including changes in the rates of tariffs or any adjustments to the amounts payable by us to customs as a result of improperly identifying the applicable tariff rate payable on our products;
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors (including an economic slowdown or inflationary pressures);
●	our ability to sell the desired amounts of shares of common stock at desired prices under our committed equity facility;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	developments relating to our competitors and our industry;
●	the reliance on two suppliers for our lithium iron phosphate cells and a single supplier for the manufacture of our battery management system;
●	our current dependence on one manufacturing facility; and
●	the potential impact of global and macroeconomic conditions, including economic, political and social instability, including the Russia-Ukraine conflict, the India-Pakistan conflict and Hamas’ attack on Israel, and their effects on our operations.

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

Since 2020, we have sold over 360,000 batteries. For the quarters ended September 30, 2025, and September 30, 2024, we sold 10,977 and 10,283 batteries, respectively, and had $16.0 million and $12.7 million in net sales, respectively. For the nine months ended September 30, 2025 and September 30, 2024, we sold 33,956 and 32,907 batteries, respectively, and had $45.6 million and $38.4 million in net sales, respectively. We currently offer several lines of batteries across our two brands, each differentiated by size, power and capacity, consisting of seven different models, which come with an option for internal heat for cold temperature operation or an option for wireless communication using our Dragonfly IntelLigence feature. We primarily sell “Battle Born” branded batteries directly to consumers (“DTC”) and “Dragonfly” branded batteries to original equipment manufacturers (“OEMs”).

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

During the third quarter of 2025, we continued to implement our corporate optimization initiative, prioritizing product development to drive near term revenue and profit. For instance, this strategic shift is accelerating our development of purpose-built solutions for the trucking and industrial markets, resulting in the recent launch of our Battle Born DualFlow Power Pack, a practical, cost-effective hybrid electrification solution for the trucking industry.

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

As of September 30, 2025, we had cash totaling $3.8 million. Our net loss for the quarter ended September, 2025 was $11.1 million and our net loss for the quarter ended September 30, 2024 was $6.8 million. As set forth below, we raised additional capital and reduced a portion of our outstanding indebtedness after September 30, 2025.

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

Earnout Merger Consideration

In addition to the initial merger consideration in connection with our business combination in October of 2022, up to 4,444,445 additional shares of common stock (“Earnout Shares”) may be issued based on achieving specified milestones in three tranches:

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

ChEF Equity Facility

We and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (as amended, the “ChEF Purchase Agreement”) and a Registration Rights Agreement in connection with our merger in October 2022 (the “Business Combination”). Pursuant to the Original Purchase Agreement, we have the right to sell to CCM LLC an amount of shares of common stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the ChEF Purchase Agreement (the “ChEF Equity Facility”), subject to certain restrictions set forth in the Term Loan Agreement (as defined below). The ChEF Purchase Agreement terminates in December 2025. In connection with the October 2025 Public Offering, we agreed not to sell shares of our common stock for a period of 90 days following the closing of the offering, subject to certain exceptions.

February 2025 Registered Direct Offering and Concurrent Private Placement, Fifth Amendment to Term Loan Agreement and April 2025 Private Placement

On February 26, 2025, we entered into a securities purchase agreement with a single institutional investor, pursuant to which we sold in a registered direct offering (the “Registered Direct Offering”) 180 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a price of $10,000 per share, initially convertible into shares of our common stock, at a conversion price of $2.332 per share of common stock. The Series A Preferred Stock was also convertible by the investor at an adjusted conversion price, subject to the applicable floor price.

Concurrently with the sale of the Series A Preferred Stock in the Registered Direct Offering, in a private placement offering pursuant to the Purchase Agreement (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”), we sold, at the initial closing of the Private Placement (the “Initial Closing” and, together with the Registered Direct Offering, the “Initial Offerings”), (i) an additional 170 shares of Series A Preferred Stock at the same offering price as the Series A Preferred Stock offered in the Registered Direct Offering, initially convertible into shares of common stock at a conversion price of $2.332 per share, and (ii) warrants (the “Private Placement Convertible Preferred Warrants”) to purchase up to an aggregate of 4,000 shares of Series A Preferred Stock (the “Private Placement Warrant Shares”), with an exercise price of $10,000 per share of Series A Preferred Stock, and a term as described below.

The exercise price under each Private Placement Convertible Preferred Warrant was $10,000 per share of Series A Preferred Stock. Each Private Placement Convertible Preferred Warrant was exercisable for 200 shares of Series A Preferred Stock in minimum increments of $500,000. The Private Placement Convertible Preferred Warrants had a term beginning on the issuance date and ending on or prior to the earlier of (i) the thirty-three (33) month anniversary of the date the shares of common stock issued or issuable upon the conversion of the Series A Preferred Stock issued in the concurrent Private Placement were registered for resale (“Registration Effectiveness”) pursuant to an effective registration statement under the Securities Act of 1933, as amended, (the “Securities Act”) (such date, the “Registration Effectiveness Date”) and (ii) (A) the consummation of a Change of Control (as defined in the certificate of designation) and (B) the consummation of a redemption of the then outstanding Series A Preferred Stock in full. The exercise price and number of shares of Series A Preferred Stock issuable upon exercise was subject to appropriate adjustment in the event of share dividends, share splits, reorganizations or similar events affecting shares of our common stock.

On April 28, 2025, pursuant to the Purchase Agreement, we sold to the Purchaser, in the second closing of the Private Placement (the “Second Closing”) 450 Preferred Shares at a price of $10,000 per share, initially convertible into shares of common stock at a conversion price of $0.594 per share, subject to adjustment.

The net proceeds to us from the Initial Offerings and the Second Offering, after deducting the placement agent’s fees and expenses and estimated offering expenses, were approximately $3.2 million and $4.2 million, respectively, excluding the net proceeds, if any, from the exercise of the Private Placement Convertible Preferred Warrants.

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

July 2025 Offering

On July 30, 2025, we entered into an underwriting agreement with Canaccord Genuity LLC (“Canaccord”), as representative of the several underwriters named in the certain underwriting agreement, relating to an underwritten public offering (the “July 2025 Public Offering”) of 21,980,000 shares of common stock, at a price to the public of $0.25 per share. On July 31, 2025, we completed the July 2025 Public Offering raising gross proceeds of approximately $5.5 million and net proceeds of $4.7 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

October 2025 Offerings

On October 6, 2025, we entered into an underwriting agreement with Canaccord, as representative of the several underwriters (the “First Offering Underwriters”) named in the underwriting agreement dated October 6, 2025, relating to an underwritten public offering (the “First October 2025 Offering”) of 20,000,000 shares of common stock at a price to the public of $1.25 per share, which includes the First Offering Underwriters’ option to purchase an additional 3,000,000 shares of common stock, at a public offering price of $1.25 per share. On October 8, 2025, we completed the First October 2025 Offering, including the full exercise of the additional 3,000,000 shares of common stock, raising gross proceeds of approximately $28.8 million and net proceeds of $26.9 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. On October 8, 2025 upon a request from our Term Loan Lenders under the term loan agreement, we repaid $4.0 million of principal to satisfy a portion of its outstanding principal under the Term Loan Agreement. On October 16, 2025, we entered into an additional underwriting agreement with Canaccord, as representative of the several underwriters (the “Second Offering Underwriters”) named in the underwriting agreement, dated October 17, 2025 (the “Second Offering Underwriting Agreement”), relating to an underwritten public offering (the “Second October 2025 Offering”) of 36,000,000 shares of common stock at a price to the public of $1.35 per share, and (ii) prefunded warrants (the “October 2025 Pre-Funded Warrants”) to purchase up to 5,000,000 shares of common stock (the “Pre-Funded Warrant Shares”) at a price to the public of $1.3499 per October 2025 Pre-Funded Warrant, which represents the per share public offering price for the Shares (as defined below) less the $0.0001 per share exercise price for each such Pre-Funded Warrant.

Sixth Amendment to Term Loan, Series B Preferred Stock Issuance and 2025 Debt Restructuring

In addition, our existing Term Loan Agreement (as defined below) with the Term Loan Lenders (as defined below) was amended on October 20, 2025 (the “Sixth Amendment”) to restructure our outstanding indebtedness. On November 4, 2025, we entered into an exchange agreement (the “Exchange Agreement”) with the Term Loan Lenders pursuant to we issued 25,000 shares of newly created Series B Convertible Preferred Stock (the “Series B Preferred Stock”) in exchange for $25.0 million outstanding principal amount of the Term Loan. Please see “- Liquidity and Capital Resources” below for additional information.

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

Total Other (Expense

Other expense consists primarily of interest expense, the change in fair value of the warrant liability and amortization of debt issuance costs.

Results of Operations

Comparisons for the Three months ended September 30, 2025, and September 30, 2024

The following table sets forth our results of operations for the three months ended September 30, 2025 and September 30, 2024. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three months ended September 30,
	2025	% Net Sales	2024	% Net Sales
	(in thousands)
Net Sales	$15,967	100.0	$12,720	100.0
Cost of Goods Sold	11,231	70.3	9,850	77.4
Gross profit	4,736	29.7	2,870	22.6
Operating expenses
Research and development	585	3.7	1,631	12.8
General and administrative	5,299	33.2	4,361	34.3
Sales and marketing	2,630	16.5	2,904	22.8
Total Operating expenses	8,514	53.3	8,896	69.9
Loss From Operations	(3,778)	(23.7)	(6,026)	(47.4)
Other Income (Expense)
Interest expense, net	(6,409)	(40.1)	(5,615)	(44.1)
Other expense	-	-	(13)	(0.1)
Change in fair market value of warrant liability	(883)	(5.5)	4,875	38.3
Total Other Expense	(7,292)	(45.7)	(753)	(5.9)
Loss Before Taxes	(11,070)	(69.3)	(6,779)	(53.3)
Income Tax Benefit	-	-	-	-
Net Loss	$(11,070)	(69.3)	$(6,779)	(53.3)

	Three months ended September 30,
	2025	2024
	(in thousands)
DTC	5,038	5,153
% Net Sales	31.6	40.5
OEM	10,679	7,400
% Net Sales	66.9	58.2
Licensing Fee	250	167
% Net Sales	1.5	1.3
Net Sales	$15,967	12,720

Net Sales

Net sales increased by $3.2 million, or 25.5%, to $16.0 million for the three months ended September 30, 2025, as compared to $12.7 million for the three months ended September 30, 2024. This increase was primarily due to higher OEM battery and accessory sales of new models to existing customers. We expect our sales to increase in the coming quarters as our customers expand the number of models that include our battery systems in the new model year and our entrance into new markets, trucking and industrials, with new product offerings.

Cost of Goods Sold

Cost of goods sold increased by $1.4 million, or 14.0%, to $11.2 million for the three months ended September 30, 2025, as compared to $9.9 million for the three months ended September 30, 2024. This increase was primarily due to product and labor costs due to higher unit volume of OEM accessories. Overhead also increased due to allocation of expense related for the new lease. We expect our Cost of Goods Sold to increase in conjunction with the anticipated increase in revenue over the next 12 months.

Gross Profit

Gross profit increased by $1.9 million, or 65.0%, to $4.7 million for the three months ended September 30, 2025, as compared to $2.9 million for the three months ended September 30, 2024. The increase in gross profit was primarily due to a higher unit volume of OEM accessory sales. Gross Profit percentage increased by 7.1% to 29.7% for the three months ended September 30, 2025, as compared to 22.6% for the three months ended September 30, 2024. This is primarily due to sales of higher margin accessory units and assemblies.

Research and Development Expenses

Research and development expenses decreased by $1.0 million, or 64.1%, to $0.6 million for the three months ended September 30, 2025, as compared to $1.6 million for the three months ended September 30, 2024. The decrease was primarily a result of lower wage expense in the amount of $0.7 million due to change in bonus accrual and reduced headcount. Overhead expense allocation is lower by $0.2 million and reduced spend of $0.1 million on patents and materials and supplies. We expect Research and Development expenses to be lower than last year as we change our focus from Solid State to Product Development.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million, or 21.5%, to $5.3 million for the three months ended September 30, 2025, as compared to $4.4 million for the three months ended September 30, 2024. This increase was primarily due to an increase wage expense of $0.3 million due to increased headcount associated with the focus on product development, an increase in lease and depreciation expense and the impairment of one lease and related leasehold improvements in the amount of $0.6 million. We expect General and Administrative Expenses, as a percentage of revenue, to be relatively stable over the next 12 months.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $0.3 million, or 9.4%, to $2.6 million for the three months ended September 30, 2025, as compared to $2.9 million for the three months ended September 30, 2024. This decrease was primarily due to lower employee-related costs. We expect our Selling and Marketing Expenses to be relatively stable over the next 12 months.

Total Other Expense

Other expense totaled $7.3 million for the three months ended September 30, 2025 as compared to total other expense of $0.8 million for the three months ended September 30, 2024. Other expense of $7.3 million in three months ended September 30, 2025 was comprised primarily of interest expense of $6.4 million related to our debt securities and a negative change in fair market value of warrant liability in the amount of $0.9 million. The $0.8 million of other expense in three months ended September 30, 2024 was comprised primarily of interest expense of $5.6 million related to our debt securities offset by a positive change in fair market value of warrant liability in the amount of $4.9 million.

Income Tax (Benefit) Expense

There was no tax expense recorded for the three months ended September 30, 2025 or the three months ended September 30, 2024. Based on available evidence as of September 30, 2025 and September 30, 2024, management believes it is more likely than not that some or all the deferred tax assets will not be realized. Accordingly, we established a 100% valuation allowance. As a result of the full valuation allowance, we did not record a tax benefit during the three months ended September 30, 2025 or the three months ended September 30, 2024.

Net Loss

We experienced a net loss of $11.1 million for the three months ended September 30, 2025, as compared to net loss of $6.8 million for the three months ended September 30, 2024. As described above, this result was driven by higher sales of higher margin accessory units, lower operating expenses, and an increase in other expense (due to higher interest expense and the change in fair market value of our warrants).

Comparisons for the Nine months ended September 30, 2025 and September 30, 2024

The following table sets forth our results of operations for the nine months ended September 30, 2025, and the nine months ended September 30, 2024. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Nine months ended September 30,
	2025	% Net Sales	2024	% Net Sales
	(in thousands)
Net Sales	$45,571	100.0	$38,433	100.0
Cost of Goods Sold	32,302	70.9	29,345	76.4
Gross profit	13,269	29.1	9,088	23.6
Operating expenses
Research and development	2,277	5.0	4,495	11.7
General and administrative	16,275	35.7	14,878	38.7
Sales and marketing	7,690	16.9	8,329	21.7
Total Operating expenses	26,242	57.6	27,702	72.1
(Loss) From Operations	(12,973)	(28.5)	(18,614)	(48.4)
Other Income (Expense)

Interest expense, net	(16,552)	(36.3)	(15,253)	(39.7)
Other expense	-	-	(36)	(0.1)
Change in fair market value of warrant liability	4,624	10.1	3,130	8.1
Total Other (Expense) Income	(11,928)	(26.2)	(12,159)	(31.6)
Loss Before Taxes	(24,901)	(54.6)	(30,773)	(80.1)
Income Tax Benefit	-	-	-	-
Net Loss	$(24,901)	(54.6)	$(30,773)	(80.1)

	Nine months ended September 30,
	2025	2024
	(in thousands)
DTC	16,001	16,890
% Net Sales	35.1	44.0
OEM	28,820	21,376
% Net Sales	63.3	55.6
Licensing fee	750	167
% Net Sales	1.6	0.4
Net Sales	$45,571	38,433

Net Sales

Net sales increased by $7.1 million, or 18.6%, to $45.6 million for the nine months ended September 30, 2025, as compared to $38.4 million for the nine months ended September 30, 2024. This increase was primarily due to higher OEM battery and accessory sales of new models to existing customers and licensing revenue which is part of the Stryten agreement entered into the second half of 2024. We expect our sales to increase in the next 12 months as our customers expand the number of models they include our battery systems in for the new model year and our entrance into new markets, trucking and industrials, with new product offerings.

Cost of Goods Sold

Cost of goods sold increased by $3.0 million, or 10.1%, to $32.3 million for the nine months ended September 30, 2025, as compared to $29.3 million for the nine months ended September 30, 2024. This increase was primarily due to product and labor costs related to higher unit volume of accessory units. Overhead increased due to allocation of expense related to the new lease. We expect our Cost of goods sold to increase in conjunction with the anticipated increase in revenue and higher tariffs over the next 12 months.

Gross Profit

Gross profit increased by $4.2 million, or 46.0%, to $13.3 million for the nine months ended September 30, 2025, as compared to $9.1 million for the nine months ended September 30, 2024. The increase in gross profit was primarily due to a higher unit volume of accessory sales. Gross Profit percentage increased by 5.5% to 29.1% for the nine months ended September 30, 2025, as compared to 23.6% for the nine months ended September 30, 2024. This is primarily due to sales of higher margin accessory units and assemblies.

Research and Development Expenses

Research and development expenses decreased by $2.2 million, or 49.3%, to $2.3 million for the nine months ended September 30, 2025, as compared to $4.5 million for the nine months ended September 30, 2024. The decrease was primarily a result of lower employee related expense in the amount of $1.6 million due to change in bonus accrual and reduced headcount along with lower rent, travel and supplies. We expect Research and Development expenses to be lower than last year as we change our focus from Solid State to Product Development.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 9.4%, to $16.3 million for the nine months ended September 30, 2025, as compared to $14.9 million for the nine months ended September 30, 2024. This increase was primarily due the allocation of lease and depreciation expense of $1.7 million on our properties and impairment of one lease and related leasehold improvements of $0.6 million partially offset by a decrease in legal and professional services of $0.8 million. We expect General and Administrative Expenses, as a percentage of revenue, to be relatively stable over the next 12 months.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $0.6 million, or 7.7%, to $7.7 million for the nine months ended September 30, 2025, as compared to $8.3 million for the nine months ended September 30, 2024. This decrease was primarily due to lower employee related costs in the amount of $0.9 million primarily related to a change in bonus accrual and lower headcount. Partially offsetting this decrease is higher shipping costs in the amount of $0.3 million related to an increase in units sold. We expected Selling and Marketing Expenses, as a percentage of revenue, to be relatively stable over the next 12 months.

Total Other Expense

Other expense totaled $11.9 million for the nine months ended September 30, 2025 as compared to total other expense of $12.2 million for the nine months ended September 30, 2024. Other expense for the nine months ended September 30, 2025 is comprised of $16.5 million in interest expense related to our debt securities partially offset by a positive change in fair market value of our warrants in the amount of $4.6 million. Other expense for the nine months ended September 30, 2024 is comprised of $15.3 million in interest expense related to our debt securities partially offset by a positive change in fair market value of our warrants in the amount of $3.1 million.

Income Tax (Benefit) Expense

There was no tax expense recorded for the nine months ended September 30, 2025 or the nine months ended September 30, 2024. Based on available evidence as of September 30, 2025 and September 30, 2024, management believes it is more likely than not that some or all the deferred tax assets will not be realized. Accordingly, we established a 100% valuation allowance. As a result of the full valuation allowance, we did not record a tax benefit during the nine months ended September 30, 2025 or the nine months ended September 30, 2024.

Net Loss

We generated a net loss of $24.9 million for the nine months ended September 30, 2025, as compared to net loss of $30.8 million for the nine months ended September 30, 2024. As described above, this result was driven by higher sales of higher margin accessory sales and lower operating expenses.

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

We apply relevant accounting guidance for warrants to purchase our stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, we follow guidance issued within ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”), to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require liability classifications are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classifications are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. See “Note 8—Warrants” in our accompanying condensed consolidated financial statements for information on the warrants. Changes in assumptions used to estimate fair value could occur from stock pricing volatility depending on our performance and our position in the industry and changes in market interest rates which can result in materially different results.

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

The table below presents our adjusted EBITDA, reconciled to net (loss) income for the three and nine months ended September 30, 2025, and September 30, 2024.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net loss	$(11,070)	$(6,779)	$(24,901)	$(30,773)
Interest Expense	6,409	5,615	16,552	15,253
Depreciation and Amortization	460	327	1,811	991
EBITDA	(4,201)	(837)	(6,538)	(14,529)
Adjusted for:
Stock-Based Compensation (1)	168	256	579	759
Change in fair market value of warrant liability (2)	883	(4,875)	(4,624)	(3,130)
Non-Recurring/One-Time Expenses:
Litigation Fees and loss on settlement (3)	-	-	573	-
Prior year tariff estimate adjustment(4)	-	-	287	-
Preferred Stock Financing Expenses(5)	13	-	686	-
Impairment of right-of-use asset and disposal of associated assets(6)	611	-	611	-
Debt Restructure(7)	354	-	354	-
Severance	35	-	35	-
Reverse Stock Split(8)	-	-	15	-

Adjusted EBITDA	$(2,137)	$(5,456)	$(8,022)	$(16,900)

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and board members.

(2)	Change in fair market value of warrant liabilities represents the change in fair value from January 1, 2025 through September 30, 2025 and January 1, 2024 through September 30, 2024, respectively.

(3)	Litigation Fees and Loss on Settlement includes legal fees and expenses and settlement related to the International Trade Commission ‘ITC’ LithiumHub patent infringement case and other.

(4)	Revision to estimate of prior year tariff underpayment.

(5)	Preferred Stock Financing is comprised of the expense relating to the Offerings.

(6)	Impairment of Lease and leasehold improvements from our previous main office.
(7)	Debt Restructure expenses including legal and professional services.
(8)	Reverse Stock Split includes transfer agent and legal expenses and fees related to the reverse stock split with the SEC.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of September 30, 2025, we had cash totaling $3.8 million.

Subsequent to September 30, 2025, we completed the First October 2025 Offering and the Second October 2025 Offering for net proceeds of approximately $26.9 million and $51.9 million, respectively. Please see “-October 2025 Offerings” above for additional information.

On October 20, 2205, we entered into the Sixth Amendment to the Term Loan Agreement with the Term Loan Lenders to, among other matters, (i) adjust the fixed interest rate of the remaining outstanding principal amount under the Term Loan Agreement to a fixed interest rate of 12% per annum, payable monthly commencing December 31, 2025 that will mature in October 2027, and (ii) waive any applicable financial covenants (except for a financial covenant requiring us to maintain cash and cash equivalents equal to or greater than $5.0 million) through December 31, 2026. In connection with the Sixth Amendment, (i) we made a prepayment of $45.0 million of outstanding indebtedness under the Term Loan Agreement from the net proceeds from the Second October 2025 Offering (the “Loan Prepayment”), (ii) the Term Loan Lenders forgave the repayment of $5.0 million of the outstanding principal under the Term Loan Agreement, (iii) we paid a fee to the Term Loan Lenders equal to approximately $450,000 in cash and $450,000 added to principal outstanding amount of the loan under the Term Loan Agreement; and (iv) we issued 25,000 shares of Series B Preferred Stock in exchange for $25.0 million outstanding principal amount of the Term Loan. The remaining outstanding principal amount under the Term Loan Agreement of approximately $19.0 million, after the repayment and forgiveness disclosed above, will have a fixed interest rate of 12% per annum, payable monthly commencing December 31, 2025 and will mature in October 2027. In addition, certain covenants under the Term Loan Agreement have been waived through December 31, 2026, and we have agreed to a minimum liquidity covenant of $5.0 million calculated on a monthly basis.

On November 4, 2025, we filed a Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Nevada to establish the rights, privileges, preferences, and restrictions of the Series B Preferred Stock. As set forth in the Certificate of Designation, we designated 25,000 shares of preferred stock as Series B Preferred Stock with a stated value of $1,000 per share. The Series B Preferred Stock is convertible into shares of common stock at the option of the Term Lenders at a conversion price of $3.15 per share, or an aggregate of 7,936,508 shares of common stock.

On November 4, 2025, we entered into the Exchange Agreement with the Term Loan Lenders pursuant to we issued 25,000 shares of newly created Series B Preferred Stock in exchange for $25.0 million outstanding principal amount of the Term Loan. The Series B Preferred Stock (i) is convertible into shares of common stock at the option of the Term Loan Lenders at a conversion price of $3.15 per share, or an aggregate of 7,936,508 shares of common stock, (ii) has a dividend of 8% per annum payable quarterly in cash and (iii) has a dividend of 2% per annum payable quarterly in kind (“PIK Dividends”), which includes the aggregate amount of all paid PIK Dividends and any accrued and unpaid PIK Dividends on the applicable dividend date. In addition, we have a right to redeem any outstanding shares of the Series B Preferred Stock at our option at the greater of (i) the stated value plus any outstanding dividends and (ii) the as-converted value of the shares of common stock underlying the Series B Preferred Stock (the “Optional Redemption Price”). The Term Loan Lenders have also agreed not to convert any shares of the Series B Preferred Stock for a period of six months following the issuance of the Series B Preferred Stock. In connection with any future equity offerings, we will be required to use 50% of the net proceeds from such offering to redeem outstanding shares of the Series B Preferred Stock at the Optional Redemption Price. In the event we have not redeemed the outstanding shares of Series B Preferred Stock by October 7, 2027 or upon the occurrence of a Non-Payment Event (as defined in the Series B Certificate of Designation), the holders will have the right to require us to redeem the Series B Preferred Stock at the Optional Redemption Price.

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

Financing Obligations and Requirements

On November 24, 2021, we issued $45.0 million of fixed rate senior notes, secured by among other things, a security interest in our intellectual property. As part of the Business Combination, we entered into a senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan”) pursuant to the Term Loan, Guarantee and Security Agreement (the “Original Term Loan Agreement” and, as amended, the “Term Loan Agreement”) by and among, us, Legacy Dragonfly, Alter Domus (US) LLC, as the Agent to the lenders time-to-time party thereto (such lenders, the “Term Loan Lenders”), the proceeds of which were used to repay the $45 million fixed rate senior notes, and ChEF Equity Facility.

As described in “-Liquidity and Capital Resources” above, under the Sixth Amendment, we (i) prepaid $45.0 million of principal using proceeds from the Second October 2025 Offering, (ii) exchanged $25.0 million of principal for Series B Preferred Stock (convertible at $3.15 per share, with 8% cash and 2% “in kind” dividends), and (iii) had $5.0 million of principal forgiven by the Term Loan Lenders. Following these transactions, approximately $19.0 million of principal remained outstanding under the Term Loan, bearing 12% interest payable monthly and maturing in October 2027. We paid $0.9 million in fees (half in cash, half added to principal) and obtained covenant waivers through December 2026, subject to maintaining $5.0 million of minimum liquidity.

The Sixth Amendment significantly improved our liquidity by reducing total debt from $72.0 million to approximately $19.0 million and deferring near-term cash interest requirements through the preferred stock exchange and covenant waivers.

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

The Term Loan is secured by substantially all assets of the Company, Battle Born LLC and Legacy Dragonfly, and we pledged our equity interests in Battle Born LLC and Legacy Dragonfly as additional collateral. In connection with the Business Combination, the Term Loan Lenders also received Penny Warrants and $10 Warrants.

During the year ended December 31, 2024, we issued 350,423 shares pursuant to the ChEF Purchase Agreement with CCM LLC for aggregate proceeds to us of $2,043,885. During the nine months ended September 30, 2025, we issued 23,160 shares pursuant to the ChEF Purchase Agreement for aggregate proceeds to us of $62,846. Subsequent to the quarter ended September 30, 2025, we have not issued any shares pursuant to the ChEF Purchase Agreement. The ChEF Purchase Agreement terminates in December 2025. In connection with the July 2025 Offering, we agreed not to sell shares of our common stock for a period of 90 days following the closing of the offering, subject to certain exceptions

In 2024, we identified an underpayment of tariffs to U.S. Customs and Border Protection (“CBP”) in the amount of approximately $1.66 million in the aggregate, related to the improper classification and valuation of certain of the products used in our batteries. We have reported the underpayment to CBP. In June 2025, after a comprehensive review of this tariff calculation, an additional $0.29 million was discovered and also reported to CBP and a payment plan of $0.05 million per week was put into place.

Going Concern

For the quarter ended September 30, 2025, we generated a net loss of $11.1 million and had a negative cash flow from operations. As of September 30, 2025, we had approximately $3.8 million in cash and cash equivalents and working capital of $8.8 million.

In addition, as described above in “Liquidity and Capital Resources”, we completed 2 offerings raising $78.8 million and on October 20, 2025, we entered into the Sixth Amendment to restructure our outstanding indebtedness.

These strategic initiatives, along with continued revenue generation anticipated in the next twelve months and our ability to maintain covenant compliance, we have concluded that the substantial doubt regarding our ability to continue as a going concern has been mitigated.

We performed the following pro-forma financials as of September 30, 2025 to take into consideration the transactions above had they occurred as of the current quarter end:

	September 30, 2025
	Actual	Capital Raise	Debt Restructuring Adjustment	Pro-forma
	(in thousands)

Current Assets	34,509	74,854	(45,466)	63,897
Long Term Assets	39,334	-	-	39,334
Total Assets	$73,843	$74,854	$(45,466)	$103,231
Current Liabilities	25,675	-	42	25,717
Long-Term Liabilities	69,745	(4,000)	(32,733)	33,012
Total Liabilities	$95,420	$(4,000)	$(32,691)	$58,729

Redeemable Preferred stock
Preferred stock – Series B 25,000 shares at $0.0001 par value authorized,	-	-	25,000	25,000

Common stock	6	-	-	6
Additional paid in capital	85,472	78,854	-	164,326
Accumulated deficit	(107,055)	-	(37,774)	(144,829)
Total Stockholders’ (Deficit) Equity	(21,577)	78,854	(12,774)	44,502
Total Liabilities, Redeemable Preferred Stock and Stockholders’ (Deficit) Equity	$73,843	$74,854	$(45,466)	$103,231

Cash Flows for the Nine months ended September 30, 2025, and September 30, 2024

	Nine months ended September 30,
	2025	2024
	(in thousands)
Net Cash (used in)/provided by:
Operating Activities	$(11,245)	$(4,685)
Investing activities	$(1,808)	$(1,691)
Financing activities	$12,042	$1,682

Operating Activities

Net cash used in operating activities was $11.2 million for the nine months ended September 30, 2025, primarily due to a net loss of $24.9 million partially offset by $11.2 million of payment in-kind interest accrued on the Term Loan.

Net cash used in operating activities was $4.7 million for nine months ended September 30, 2024, primarily due to a net loss of $30.8 million partially offset by $4.8 million in deferred revenue related to the License Agreement, $6.6 million of payment in-kind interest accrued on the Term Loan and $14.8 million decrease in inventory as a result of management’s decision to lower overall stocking levels to adjust for more modest demand.

Investing Activities

Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2025, as compared to net cash used in investing activities of $1.7 million for the nine months ended September 30, 2024. The cash used in investing activities was primarily due to capital expenses to support our core battery business.

Financing Activities

Net cash provided by financing activities was $12.0 million for the nine months ended September 30, 2025, primarily related to net proceeds of $7.3 million as part of the Purchase Agreement entered into in February 2025 and $4.7 million as part of the public offering in July 2025. This is compared to $1.7 million net cash provided in financing activities primarily from proceeds of issuing and selling shares under ChEF Equity Facility for the nine months ended June 30, 2024.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating lease liabilities. As of September 30, 2025, we had $2.9 million in short-term operating lease and financing liabilities and $21.1 million in long-term operating and financing lease liabilities.

As disclosed above, we have a Term Loan and as of September 30, 2025, the principal amount outstanding under the Term Loan was $69.9 million.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, management concluded that as of September 30, 2025, we did maintain effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not continue to meet the continued listing requirements for The Nasdaq Capital Market, our common stock may be delisted, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

Our common stock and [public warrants] are currently listed for trading on The Nasdaq Capital Market. We must satisfy the continued listing requirements of Nasdaq to maintain the listing of our securities on The Nasdaq Capital Market.

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

On July 2, 2025, following our hearing with the Panel on June 24, 2025, we received notice from Nasdaq that, based on the plan of compliance that we had submitted, the Panel had granted us an exception until November 10, 2025 (the “Exception”) to regain compliance with the Bid Price Requirement and the MVLS Requirement, subject to our achievement of certain milestones.

On October 20, 2025, we received a letter from the Nasdaq Hearings Panel of the Nasdaq Stock Market, LLC stating that because our common stock, par value $0.0001, had a closing bid price at or above $1.00 per share for a minimum of 10 consecutive business days, we had regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as set forth in Nasdaq Listing Rule 5550(a)(2). Additionally, the Letter stated that because the our market value of listed securities had been $35 million or greater for a minimum of 10 consecutive business days, we had also regained compliance with the minimum market value of listed securities requirement for continued listing on the Nasdaq Capital Market (the “MVLS Requirement”), as set forth in Nasdaq Listing Rule 5550(b)(2). Accordingly, as of such date, we were in full compliance with Nasdaq’s continued listing requirements, and these matters are now closed. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we will be subject to a Mandatory Panel Monitor through October 20, 2026. If, within that one-year monitoring period, we fail to maintain compliance with the Minimum Bid Price Requirement, the staff of the Nasdaq Listing Qualifications Department (the “Staff”) will issue a Delist Determination Letter, and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to any deficiency that arises during the one-year monitoring period, and the Staff will not be permitted to grant additional time for us to regain compliance with respect to any deficiency. Currently, our common stock is trading at less than $1.00, and in the event we are unable to continue to meet the Minimum Bid Price Requirement, we will need to complete a reverse stock split of our common stock. In October 2025, our stockholders approved a proposal to authorize our board of directors, in its discretion at any time within one year after such stockholder approval, to effect a reverse stock split of only the then-outstanding shares of our common stock (with no change to our authorized capital stock), at a ratio of not less than one-for-two (1:2) and not greater than one-for-fifty (1:50), with the exact ratio to be determined by our board of directors and included in a public announcement.

We must satisfy Nasdaq’s continued listing requirements, including, among other things, the Minimum Bid Price Requirement and the MVLS Requirement, or risk delisting, which could have a material adverse effect on our business. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal pre-emption of state securities laws, result in a default under the terms of our outstanding indebtedness, adversely affect its ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment. There can be no assurance that we will be able to maintain compliance with the Minimum Bid Price Requirement or comply with the other continued listing standards of the Nasdaq Capital Market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
1.1	Underwriting Agreement, dated October 6, 2025, by and between Dragonfly Energy Holdings Corp. and Canaccord Genuity LLC.	8-K	1.1	10/06/2025
1.2	Underwriting Agreement, dated October 16, 2025, by and between Dragonfly Energy Holdings Corp. and Canaccord Genuity LLC.	8-K/A	1.1	10/16/2025
3.1	Articles of Incorporation of Dragonfly Energy Holdings Corp.	8-K	3.1	03/31/2023
3.2	Bylaws of Dragonfly Energy Holdings Corp.	8-K	3.2	03/31/2023
3.3	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., dated April 25, 2025.	8-K	3.1	04/28/2025
3.4	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series B Convertible Preferred Stock.	8-K	3.1	11/04/2025
4.1	Form of October 2025 Pre-Funded Warrant.	8-K	4.1	10/16/2025
10.1	Form of Settlement and Mutual Release Agreement, dated July 20, 2025, by and between the Company and the investor party thereto.	8-K	10.1	07/21/2025
10.3	Amendment to the Dragonfly Energy Holdings Corp.’s 2022 Equity Incentive Plan.	8-K	10.1	10/15/2025
10.4	Sixth Amendment to Term Loan, Guarantee and Security Agreement, dated as of October 20, 2025, by and among the Company, Dragonfly Energy Corp., Battle Born Battery Products, LLC, the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	10/20/2025
10.5	Exchange Agreement, dated November 4, 2025, by and among Dragonfly Energy Holdings Corp. and the lenders party thereto.	8-K	10.1	11/04/2025
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included as Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dragonfly Energy Holdings Corp.

Date: November 14, 2025	By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

