Form 10-K
period 2025-12-31
Dragonfly Energy Holdings Corp.
filed 2026-03-30
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of $1.64 for shares of the registrant’s common stock as reported by the Nasdaq Capital Market, was approximately $5.8 million.

As of March 26, 2026, there were 12,148,783 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference:

None.

On December 18, 2025, we effected a 1-for-10 reverse stock split of our outstanding shares of common stock. Unless specifically provided otherwise herein, all share and per share information in this Annual Report on Form 10-K has been adjusted to reflect the reverse stock split.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to service our outstanding indebtedness and comply with the financial covenants in our loan agreement, the failure of which could allow our lenders to accelerate payment under our loan agreement, which would have a material adverse effect on our ability to operate and could require us, among other things, to reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve;
●	the potential impact of the conversion and the terms of our outstanding Series B Convertible Stock (the “Series B Preferred Stock”) on the market price of our common stock and our ability to redeem and make dividend payments with respect to our Series B Preferred Stock;
●	our ability to raise additional capital to fund our operations;
●	our ability to successfully increase market penetration into target markets;
●	our ability to maintain the listing of our common stock and public warrants on the Nasdaq Capital Market;
●	the addressable markets that we intend to target do not grow as expected;
●	the potential for events or circumstances that result in our failure to timely achieve the anticipated benefits of our customer arrangements;
●	our ability to generate revenue from future product sales in our existing markets or new markets that we enter, including the trucking and industrials markets, and our ability to achieve and maintain profitability;
●	the loss of any members of our senior management team or other key personnel;
●	the loss of any relationships with key suppliers, including suppliers in China;
●	the loss of any relationships with key customers;
●	our ability to protect our patents and other intellectual property;
●	our ability to engage target customers and successfully retain these customers for future orders;
●	the failure to successfully optimize solid-state cells or to produce commercially viable solid-state cells in a timely manner or at all, or to scale to mass production;
●	the failure to produce lithium battery cells in the United States in a timely manner or at all, or to scale to mass production;
●	the outcome of pending litigation and potential product liability claims;
●	the failure to timely achieve the anticipated benefits of our licensing arrangement with Stryten Energy LLC (“Stryten”);
●	changes in applicable laws or regulations, including changes in the rates of tariffs or any adjustments to the amounts payable by us to customs as a result of improperly identifying the applicable tariff rate payable on our products;
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors (including an economic slowdown or inflationary pressures);
●	our ability to sell the desired amounts of shares of common stock at desired prices under our committed equity facility;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	developments relating to our competitors and our industry;
●	the reliance on two suppliers for our lithium iron phosphate cells and a single supplier for the manufacture of our battery management system;
●	our current dependence on one manufacturing facility; and
●	the potential impact of global and macroeconomic conditions, including economic, political and social instability, including the Russia-Ukraine conflict, the India-Pakistan conflict, Hamas’ attack on Israel and the Iranian conflict, and their effects on our operations.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. Please see “Part I-Item 1A-Risk Factors” for additional risks which could adversely impact our business and financial performance.

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

Overview

We are a manufacturer of non-toxic deep cycle lithium-ion batteries that caters to customers in the consumer industry (including the recreational vehicle (“RV”), marine vessel, industrial, and trucking markets), with proprietary, patented and disruptive battery cell manufacturing and non-flammable solid-state cell technology currently under development. Our goal is to develop technology to deliver environmentally impactful solutions for energy storage to everyone globally. We believe that the innovative design of our lithium-ion batteries is ideally suited for the demands of modern customers who rely on consumer electronics, connected devices and smart appliances that require continuous, reliable electricity, regardless of location.

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

Recently, we have moved away from our dual-brand strategy for battery products, Dragonfly Energy (“Dragonfly Energy”) and Battle Born® Batteries (“Battle Born”). Moving forward, Battle Born is the brand under which we sell our energy storage products and related power system components. Battle Born products are sold across multiple channels, including original equipment manufacturers (“OEM”), distributor, dealer, fleet, and direct-to-consumer relationships, depending on the application and customer requirements. As adoption of lithium-based energy storage has expanded, Battle Born products have been increasingly integrated into factory-installed and system-level applications across a range of end markets. Our product portfolio includes LFP battery packs, integrated battery management systems, integrated heating capability for cold-temperature operation, and system-level communication and monitoring enabled through our Dragonfly IntelLigence® technology. We source LFP cells from a limited number of carefully selected suppliers that meet our quality and performance requirements, and we design, assemble, and test the majority of our battery products in the United States, supported by long-term supplier relationships that promote consistent supply and product reliability.

Reflecting the strength of our Battle Born brand, we signed a brand licensing contract in July of 2024 with Stryten Energy for the Battle Born brand to be deployed in B2B sales within Stryten’s target market. The contract is expected to bring $30 million of licensing revenues within a seven year period. Additionally, we signed a contract manufacturing agreement that allows for us to assemble battery packs to be sold by Stryten under the Battle Born label. Both licensing and contract manufacturing revenues from these contracts began in 2025 and are expected to continue into 2026.

Founded as an aftermarket-focused company, we initially targeted direct-to-consumer (“DTC”) sales within the recreational vehicle (“RV”) market. Since 2020, we have successfully sold over 370,000 batteries. For the fiscal years ended December 31, 2025, and December 31, 2024, we sold 43,129 and 42,447 batteries, respectively, generating revenues of $58.6 million and $50.6 million for each year.

Our innovative battery products have contributed to the ongoing transition from traditional lead-acid batteries to lithium-based energy storage solutions. Historically, demand from our DTC channel, combined with our efforts to educate and engage original equipment manufacturers (“OEMs”), supported our initial market penetration and brand development.

As our business has evolved, our growth strategy has increasingly shifted toward OEM, fleet, and industrial channels, where we can deliver integrated energy storage solutions at scale. While DTC continues to support brand awareness and aftermarket demand, it is no longer the primary driver of our growth strategy.

Historically and currently, we have driven total sales growth through the following strategies:

1.	Expansion of OEM and Fleet Partnerships: Increasing adoption of our battery systems in factory-installed and commercial applications across RV, trucking, and industrial markets.
2.	Market Diversification: Expanding into adjacent markets, including marine, industrial, and heavy-duty trucking applications, where demand for reliable, long-life energy storage continues to grow.
3.	Distributor and Dealer Engagement: Strengthening relationships with distributors and dealers to support broader market access and customer reach across both consumer and commercial segments.
4.	System-Level Product Expansion: Expanding our portfolio of integrated power system components, including power conversion, monitoring, and control solutions, to deliver complete energy storage systems.
5.	DTC Channel Optimization: Maintaining a targeted DTC presence to support brand visibility, customer education, and aftermarket sales, while reducing reliance on this channel as a primary growth driver.

Our valued RV OEM partners currently include industry leaders such as Airstream, Tiffin Motorhomes, Forest River, Triple E RV, REV Group, Keystone RV Company (“Keystone”), Ember, nuCamp RV, ATC, and THOR Industries (“THOR”).

For the year ended December 31, 2025, we experienced a return to revenue growth following the market correction that affected our end markets in 2024. This improvement was driven primarily by increased adoption of our products by OEM customers, supported by modest growth in underlying RV market activity and expanded integration of our products across additional OEM models and configurations. OEM adoption continued to shift toward higher-content, non-entry-level platforms, which are more closely aligned with our product offerings.

Macroeconomic factors, including persistent inflation, elevated interest rates, and reduced consumer confidence, continued to impact discretionary spending and direct-to-consumer demand during 2025. As a result, demand within our DTC channels remained pressured, particularly within price-sensitive segments. Despite these headwinds, OEM sales represented a growing portion of our revenue mix, reflecting deeper penetration within existing OEM relationships and continued program expansion.

In addition to RV OEM growth, we continued to expand our presence in industrial applications and the heavy-duty trucking market. Within these markets, customers progressed from initial evaluations and pilot programs toward broader adoption, contributing to increased system deployments and revenue diversification.

In 2026, we expect continued growth to be driven by expanded adoption within our existing customer base, with a focus on OEM customers, including increased system content per unit, broader deployment of complementary power system components, and continued penetration of premium product platforms. We also anticipate further growth in our industrial and heavy-duty trucking markets as customer adoption expands and additional use cases transition from evaluation to commercial deployment.

We offer a growing portfolio of energy storage products and power system components under the Battle Born brand, with battery product lines differentiated by form factor, capacity, and application requirements. Our battery systems incorporate advanced features such as advanced battery management, integrated heating capability for cold-temperature operation, and system-level communication and monitoring enabled through our Dragonfly IntelLigence technology.

In addition to our battery products, we offer a range of complementary power system components, including charging, power conversion, monitoring, and control solutions, which enable customers to deploy complete and integrated energy storage systems. These components include both Battle Born-branded products and select third-party components that meet our performance and quality standards.

We also continue to leverage our expertise in alternator charging and power management as a result of our prior acquisition of the Wakespeed assets, which enables us to integrate advanced alternator regulation and charging control into the systems we design and support. This system-level capability allows us to address more complex power requirements across mobile and industrial applications.

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

Through our Battle Born and Wakespeed brands, we serve several core end markets, including recreational vehicles, marine vessels, and other mobile and stationary power applications. In addition to these core markets, we are expanding our presence in trucking, including heavy-duty trucks and work truck applications, as well as industrial markets such as oil and gas and other infrastructure-related uses.

Across these markets, our products are designed to replace traditional lead-acid batteries with lithium-based energy storage solutions that deliver longer service life, improved safety, and more consistent power performance. Our Battle Born portfolio is engineered to support reliable, long-duration power in applications requiring dependable operation under demanding conditions.

We execute a multi-channel go-to-market strategy that leverages OEM relationships, industry education, and system-level expertise to support both consumer and commercial sales. Our OEM presence and longstanding partnerships serve as a foundational channel for product adoption, while thought leadership and technical education help drive broader market awareness and demand.

We maintain an extensive digital presence focused on education and system design, including technical documentation, instructional content, and search-optimized resources intended to inform customers and support purchasing decisions across both e-commerce and B2B channels. These efforts are complemented by targeted digital advertising initiatives designed to reach high-intent customers and support demand generation in priority markets.

We also work closely with dealer and distributor partners to extend market reach through in-store point-of-sale materials, product training, and technical support. Our sales organization is relationship-focused, emphasizing long-term customer engagement built around product quality, system integration expertise, and high levels of technical and post-sale support. We believe this approach results in more durable customer relationships and supports repeat adoption across applications and platforms.

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

This strategic approach has led to expanded adoption of our products by large fleet operators, including Highway Transport, Stevens Transport, and Werner Enterprises, as these customers have progressed from initial evaluations to broader system deployments. In parallel, we continue to engage in pilot programs with additional fleets, which remain an important driver of future customer adoption and expansion opportunities. We also support fleet adoption through industry collaboration and thought leadership, including co-authoring a technical whitepaper with PACCAR focused on electrification and energy storage applications in heavy-duty trucking.

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

End Markets

Current Markets

We operate across multiple end markets that are undergoing a transition from traditional lead-acid batteries to lithium-based energy storage solutions, driven by increasing power demands, space and weight constraints, and a growing need for reliable, maintenance-free energy storage.

●

Recreational Vehicles. The recreational vehicle market continues to be an important driver of demand for lithium iron phosphate (LFP) energy storage batteries as RV designs and usage patterns evolve. According to data published by the RV Industry Association (“RVIA”), approximately 342,000 RV units were shipped in the United States during 2025, with towable RVs representing the substantial majority of total wholesale shipments. RV ownership and usage trends continue to support increased onboard power requirements, as RV interiors become more electrically intensive with the addition of appliances, electronics, and connectivity features associated with extended-stay and full-time RV use.

The need for greater onboard power generation and energy storage is contributing to a shift away from incumbent lead-acid batteries toward LFP batteries. Traditional lead-acid batteries are heavy, occupy significant space, exhibit inefficient discharge characteristics, and require ventilation. LFP batteries address these limitations by enabling faster charging, significantly reduced weight, consistent power delivery, and maintenance-free operation.

Historically, our RV market focus has been concentrated on motorized RVs; however, OEMs have increasingly integrated advanced electrical systems and energy storage solutions into towable RVs. The continued dominance of towable RV shipments, combined with increasing electrification across RV platforms, represents a growing opportunity for LFP battery adoption.

●	Marine Vessels. As boating becomes more popular in North America, the need for a reliable, non-flammable energy storage system is becoming increasingly apparent. According to the 2020 Recreational Boating Statistics and the 2020 National Recreational Boating Safety Survey, in 2018 over 84 million Americans participated in some form of boating activity. There were a total of over 11.6 million registered boats on the water as of 2023. Similar to the RV market, customers are becoming more technologically advanced and are adding more electronics to their vessels, in turn driving demand for larger and more reliable energy storage, such as LFP batteries. Tightening marina regulations are also driving the need for electric docking motors on more vessels and increasing the focus on safety, which LFP batteries are well-suited to address.

●	Industrial. We serve a growing range of industrial and commercial applications that require reliable, stationary energy storage in both grid-connected and remote environments. These applications include power systems supporting municipalities, energy and infrastructure operators, transportation networks, and communications providers, where dependable power is required to support monitoring equipment, communications systems, control and relay equipment, safety and security systems, lighting, and other critical electrical loads. Demand in these applications is driven by the need for long service life, low maintenance requirements, and consistent performance across a wide range of operating conditions. Lithium iron phosphate (LFP) batteries are well-suited to these use cases due to their safety profile, durability, and ability to deliver reliable power in environments where traditional lead-acid batteries are constrained by weight, maintenance, or performance limitations. As electrification and remote monitoring continue to expand across industrial and commercial infrastructure, these stationary energy storage applications represent an increasingly important component of our current end markets.

●	Heavy Duty Truck. The heavy-duty truck market encompasses a broad range of vehicles designed for extensive commercial and industrial use, such as long-haul transport, construction, and logistics. Even in the midst of a historic freight recession, more than 200,000 Class 8 units sold in 2025. A surge in Class 8 units at the end of 2025 indicates a recovery in the market for vehicles that are integral to the backbone of global commerce and infrastructure projects. As the demand for more efficient, sustainable, and reliable transportation solutions grows, the use of Auxiliary Power Units (“APUs”) in heavy duty trucks is becoming increasingly significant. APUs provide an alternative energy source for powering onboard systems and maintaining cabin comfort during rest periods, without the need for the main engine to run-thereby reducing fuel consumption and emissions. Additionally, the market opportunity extends to the electrification of Transport Refrigeration Units (“TRUs”) on trailers and smaller class refrigerated vehicles, which are crucial for the cold chain logistics sector. This shift towards electrification is driven by the need for more sustainable and efficient cooling solutions, reducing the carbon footprint of refrigerated transport. The expansion of global trade and the continuous push for lower emissions standards are driving the demand for heavy duty trucks equipped with APUs, as well as for the electrification of TRUs, highlighting a considerable market opportunity. This trend emphasizes the potential for advanced battery technologies not only as an environmental solution but also as a competitive advantage in the heavy-duty truck and refrigerated transport markets, offering a substantial retrofitting and market penetration opportunity for battery manufacturers and suppliers with the requisite expertise and product offerings.

●

Industrial Vehicles and Work Trucks. The industrial vehicle market includes work trucks, service and utility vehicles, material handling and warehousing equipment, and other specialty fleet vehicles that support commercial, municipal, and industrial operations. These vehicles increasingly rely on onboard electrical systems to power tools, monitoring and communications equipment, safety systems, lighting, and other auxiliary loads.

Demand in this market is driven by increased automation, electrification of onboard equipment, and the need for reliable power in duty-cycle intensive environments. Lithium iron phosphate (LFP) batteries are well-suited for these applications due to their long service life, safety profile, and ability to deliver consistent power with minimal maintenance compared to traditional lead-acid batteries. As fleet operators seek to improve reliability, reduce maintenance requirements, and support expanded electrical functionality, adoption of LFP-based energy storage solutions across industrial vehicles and work truck platforms continues to expand.

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

Our Competitive Strengths

We believe that we possess the largest share in the markets we operate in due to our following business strengths, which distinguish us in this competitive landscape and position us to capitalize on the anticipated continued growth in the energy storage market:

●	Premier Lithium-Ion Battery Technology. Each of our innovative batteries features custom designed components to enhance power and performance in any application or setting. Our batteries feature LFP chemistry that is environmentally friendly, does not heat up or swell when charging or discharging, and generates more power in less physical space than competing lead-acid batteries. Unlike our competitors, our internal heating technology keeps our batteries within optimal internal conditions without drawing unnecessary energy and sustaining minimal energy drain. To protect our products, our batteries possess a proprietary battery management system that shuts off the ability to charge at 24 degrees Fahrenheit. This technology increases performance in cold weather conditions while possessing a unique heating solution that does not require an external energy source.

●	Extensive, Growing Patent Portfolio. We have developed and filed patent applications on commercially relevant aspects of our business including chemical compositions systems and production processes. To date, we have owned 50 issued patents, with an additional 38 patent applications pending, in the United States, Canada, Australia, Korea, Japan, India, China, and Europe (with individual patents in Germany, France and the United Kingdom).

●	Proven Go-To-Market Strategy. We have developed strong working relationships with major OEMs and fleets across the RV, marine, and heavy-duty trucking markets, which represent the primary focus of our commercial strategy. We custom design and engineer storage systems for new and existing applications and continue to expand relationships with leading OEMs, fleets, and distributors. Our established DTC platform supports brand awareness, customer education, and aftermarket demand. Extensive informational content and customer support resources provide technical guidance and facilitate customer transition from traditional lead-acid or incumbent lithium-ion batteries to our products.

●

Established Customer Base with Brand Recognition. We have established a broad and diversified customer base that includes OEMs, distributors, upfitters, fleet operators, and end consumers across multiple end markets. Our products are deployed in a wide range of applications, including recreational vehicles, marine vessels, industrial and commercial power systems, and other mobile and stationary energy storage use cases.

Brand recognition developed through our aftermarket presence has supported increased adoption by OEMs and fleet customers, many of whom integrate our products into factory-installed or system-level solutions. We believe this combination of channel diversity, repeat customer engagement, and expanding OEM and fleet relationships provides visibility into future growth opportunities as we continue to deepen existing partnerships and broaden system-level offerings

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

Our Growth Strategy

We intend to leverage our competitive strengths, technology leadership and market share position to pursue our growth strategy through the following:

●

Expand Product Offerings. In the near term, our strategy is to expand and deepen our product offerings by providing customers with integrated power solutions rather than standalone components. We continue to broaden our portfolio of LFP batteries across existing voltage platforms and capacities while expanding the complementary components that enable complete power systems. These components include power management, monitoring, and communication technologies that support seamless system integration across a range of applications.

In 2024, we began selling batteries equipped with Dragonfly IntelLigence, a proprietary monitoring and communication platform that enables system-level visibility, optimization, and data collection across battery banks. Building on this foundation, we are focused on delivering a more comprehensive and interoperable power ecosystem that simplifies system design, installation, and operation for OEMs, distributors, and end customers. We believe this system-oriented approach enhances customer value, supports repeat adoption across applications, and expands our opportunity within our existing customer base.

●	Expand End Markets. We have identified additional end markets that we believe will increasingly adopt lithium-based energy storage solutions, including LFP batteries, as demand for reliable and efficient power grows. These markets include industrial and heavy-duty trucking applications, where adoption has progressed from pilot programs to early commercial deployments. While revenue contribution remains in the early stages, we have seen initial validation through production orders and expanding customer engagement. We aim to build on this momentum by continuing to develop products tailored to these end users.

●	Commercialize our Dry Electrode Cell Manufacturing Technology. We have developed and continue to advance our proprietary and patented dry electrode cell manufacturing technology, which is designed to enable the production of lithium-based battery cells across multiple chemistries using a less capital-intensive and more energy-efficient process than conventional wet coating methods. The dry deposition process is chemistry agnostic and supports manufacturing in a smaller physical footprint, contributing to lower total production costs. An independent third-party assessment found that this dry electrode manufacturing approach has the potential to be more scalable, cost-effective, and environmentally sustainable than conventional slurry-based processes. We have demonstrated the ability to manufacture both anode and cathode materials using this process and have produced sample cells incorporating PFAS-free binders and automotive-grade electrode loadings. Ongoing development efforts are focused on process optimization and equipment scaling to support future commercial deployment

●	Develop and Commercialize Solid-State Technology. We believe solid-state technology presents a significant advantage to all products currently on the market, with the potential to be lighter, smaller, safer and cheaper. Once we have optimized the chemistry of our LFP solid-state batteries to enhance conductivity and power, we intend to scale up for mass production of separate solid-state batteries for various applications and use cases.

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

NMC batteries are highly dependent on two metals that present significant constraints - nickel, which is facing an industry-wide shortage, and cobalt, a large percentage of which comes from conflict-ridden countries. As a result, a growing number of companies are expected to transition to LFP batteries. Both of these elements are also subject to commodity price fluctuations, making NMC and NCA batteries less cost-effective than LFP batteries. LFP batteries do not contain these elements and materials can be sourced domestically, and are therefore not subject to these shortages, geopolitical concerns or commodity price fluctuations. In fact, LFP batteries have no toxic elements, offering a much safer environmental alternative. The temperature threshold for thermal runaway (i.e., lithium-ion battery overheating that can result in an internal chemical reaction) is higher for LFP batteries as compared to NMC and NCA batteries, making LFP batteries less flammable and safer.

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

In the electric vehicle market, the race to provide the highest energy density facilitating frequent, rapid acceleration, greatest range and fastest charging battery - all while competing on cost - is where many new battery companies are prioritizing their efforts. Success in the electric vehicle market requires use of chemistries capable of optimization to these requirements. In our targeted stationary storage markets, the ideal solution requires a safe, long-lasting battery in terms of discharge/charge cycles with a focus on providing a steady power stream. LFP batteries are better suited for the stationary storage market compared to NMC and NCA batteries, as LFP batteries are safer and have a significantly longer life cycle making them more cost-effective. The market for utility grade storage, particularly for clean energy projects, and the related adoption of lithium-ion batteries (including LFP batteries) is expected to increase as the fully loaded cost of energy (production and storage) approaches cost parity with inexpensive fossil fuel energy provided through the electric grid. Compared to NMC and NCA batteries, LFP batteries are at or much closer to grid parity.

Dry Electrode Cell Manufacturing Technology

Since our inception, we have been developing proprietary dry-electrode manufacturing processes for which we have issued patents and pending patent applications, where appropriate. Dry-electrode manufacturing eliminates the use of toxic and expensive solvents and energy-intensive drying ovens in the cell manufacturing process. This in turn reduces the energy usage, space requirements, carbon footprint, and overall cost as compared to conventional slurry-based methods. Furthermore, the manufacturing technology is chemistry agnostic - meaning it can produce battery cells across a variety of different chemistries and application use cases. In 2023, we completed the construction of our dry-electrode manufacturing pilot line, demonstrated the ability to produce Anode and Cathode electrode tapes at scale using this manufacturing process. We have developed sample cells for prospective customers across a variety of chemistries and end-markets and are designing equipment for scaled production of full cells.

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

Compared to current lithium-ion technology, where lithium-ions cross a liquid electrolyte barrier between a battery’s anode (negative electrode) and cathode (positive electrode), solid-state batteries aim to use a solid electrolyte to regulate the lithium-ions. As a battery charges and discharges, an electrochemical reaction occurs creating a flow of electrical energy between the cathode, electrolyte and anode as the electrodes lose and reacquire electrons. In addition to the use of non-toxic electrode components, the removal of a liquid electrolyte will eliminate the risk of fire, making solid-state cells inherently safe. The move to a non-liquid electrolyte also means that solid-state batteries will be, on average, smaller and lighter than existing lithium-ion batteries. The process for manufacturing our solid-state cells is described below under “- Research and Development”.

Our Products

We provide various industries with clean, reliable, and efficient power solutions through our comprehensive product portfolio. These products and solutions are sold to both OEMs and aftermarket customers.

Our lead product line is Battle Born Batteries product line, respected for its exceptional performance and durability. When compared to traditional lead-acid options, Battle Born Batteries deliver two to three times the power in the same physical space, one-fifth the weight for equal usable power, and up to five times faster charging. Additionally, these batteries have extended lifespans of 3,000-5,000 cycles, translating to ten to fifteen years of reliable use under typical conditions. This longevity is backed by our 10-year warranty, showcasing our commitment to quality. The Battle Born Batteries product line currently features various sizes and configurations including models with proprietary built-in heating for cold weather charging and Dragonfly IntelLigence®, a communication technology that unlocks real-time monitoring, instant notifications, various protocol integration and superior battery protection. A focus on safety is central to our products, and all Battle Born Battery products utilize LiFePO4 chemistry, the safest lithium-ion chemistry available on the market. Additionally, our battery products undergo rigorous testing under stringent industry standards like UL Standard 2054, IEC 62133, UN 38.3 and IP65 to ensure safety and reliability.

Looking beyond batteries, we also offer a diverse range of power products.

●	Battle Born Inverters and Inverter/Chargers. Our inverter and inverter/charger products provide pure sine wave AC power from DC battery systems and are designed for use in mobile, off-grid, and industrial applications. These systems support reliable power delivery for onboard electronics, appliances, and critical loads, and include features such as integrated transfer switching, configurable charging profiles, and compatibility with lithium and lead-acid battery chemistries. These products are designed to integrate with our battery systems as part of complete energy storage solutions.

●	Wakespeed Power Management Solutions. Our Wakespeed product line includes advanced power management and charging solutions designed to optimize battery system performance in mobile and industrial applications. The WS500 Advanced Alternator Regulator and WS500 Pro utilize real-time current, voltage, and temperature inputs to precisely control alternator output and battery charging. These systems support both lithium and lead-acid battery chemistries and are designed to improve charging efficiency, protect system components, and simplify installation and operation. In addition, we offer a 48V–12V bi-directional converter, which enables power transfer between voltage systems to support integrated, multi-voltage energy storage architectures.

●	Battle Born All-Electric APU and DualFlow Power Pack. Designed for heavy-duty trucking applications, our lithium-powered auxiliary power solutions provide stored energy to support hotel loads, including HVAC systems, appliances, and onboard electronics during driver rest periods. These systems are designed to reduce engine idling, lower fuel consumption, and improve driver comfort. Our DualFlow Power Pack integrates battery storage with vehicle power systems to enable efficient energy management while maintaining battery charge during operation. These solutions are pre-assembled and designed for streamlined integration into commercial vehicle platforms.

Additionally, as a distributor of leading brands like Victron, Rich Solar, and REDARC, we act as a one-stop shop for full system integration, catering to both OEMs and retail customers. Our complete offering allows customers to benefit from clean and sustainable power, extended lifespans, reduced costs, increased efficiency, and seamless integration - all backed by expert service and support.

Battery Management System

Our proprietary battery management system is developed and tested in-house. It offers a complete solution for monitoring and controlling our complex battery systems and is designed to protect battery cells from damage in various scenarios. We believe our battery management system is industry-leading as it:

●	enables batteries to draw power under 135 degrees Fahrenheit, and is designed to cut off charging at 24 degrees Fahrenheit to protect cells;

●	actively monitors the rate of change of currents to detect and prevent short circuiting, and also protects against potential ground faults;

●	allows for up to an average of 300 amps continuously, 500 amp surges for 30 seconds, and momentary, half second maximum capacity surges;

●	enables batteries to recharge even if completely drained;

●	utilizes larger resistors to ensure balanced loads to improve performance and extend useful life; and

●	facilitates scalability by enabling batteries to be combined in parallel and in series.

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

Product Pipeline

Beyond our current battery modules, we have several LFP products in development that will enable us to access additional end markets.

●	New Products. Our current offerings feature battery products that serve the RV, marine vessel and off-grid markets. Although manufacturing operations were previously capacity constrained the expansion into our new manufacturing facility will allow us to add production capacity and increase product offerings and scale based on demand.

●	The majority of our current batteries are 12 volt batteries, which provide 100 amp hours of energy and are an affordable solution to customers utilizing smaller or lower power applications. The smaller stature and drop-in replacement nature of these batteries have made these popular within the RV and marine vessel markets. Through the expansion of our 12 voltage battery product offerings, we will be able to penetrate further into additional applications including towable RVs, truck campers and trolling motors for small boats.

●	We also offer 24 voltage batteries, which currently deliver 50 amp hours, and plan to further expand our 24 voltage battery offerings to provide additional drop-in replacements for AGM batteries. A single 24 voltage battery is more efficient than two 12 voltage batteries due to the ability to power directly from the source without sacrificing power through cables and connectors. This attractive power source is ideal for off-grid housing, telecommunication, solar, marine and motorized home markets, providing enhanced power to larger scale applications. A vast majority of telecommunication cell sites utilize 24 voltage batteries, greatly expanding our addressable market.

●	We intend to expand our portfolio of 48 volt battery systems designed to improve efficiency and support larger-scale energy storage applications. These systems are expected to incorporate our Dragonfly IntelLigence platform to enable system monitoring, control, and performance optimization. These higher-voltage solutions are well-suited for applications requiring greater power capacity, including mobile, off-grid, and industrial use cases.

●	System Integrator. A natural evolution of our business is to offer customers a system integration solution providing more efficient power solutions at a cost-effective price point. We currently offer components and accessories necessary to build out complete lithium power systems, including solar panels, chargers and inverters, system monitoring, Wakespeed’s alternator regulators, accessories, and more. We have an in-house expert customer service team that assists customers in fully integrating their applications to our technologies for a seamless transition to lithium-based energy storage systems. Through our evolving technology and the customized architecture and application of our products, we are able to offer customers a seamless transition to creating a centralized coordinated system.

Research and Development

Our research and development team has built up its efforts to support two main initiatives - (1) scale up of our patented dry electrode process for cell manufacturing and (2) the advanced manufacturing of solid-state lithium-ion batteries. We believe the dry electrode process can be leveraged to help us vertically integrate from a pack supplier to a cell supplier - positioning ourselves for long-term competitiveness in the given geopolitical, economic, and technological landscapes. Our innovations in dry electrode processing result in reduced manufacturing costs, CO2 equivalents, and factory footprint while eliminating the need for solvents like N-Methyl-2-pyrrolidone (“NMP”). A third-party assessment conducted by Sphere Energy confirming these benefits has been completed in the first quarter of 2024 relating to cost effectiveness and sustainability of our dry electrode battery manufacturing process (the “Sphere Energy Assessment”).

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

In comparison with traditional manufacturing methods, our patented process leverages two off-the-shelf technologies to deliver the stated cell manufacturing benefits - spray drying and electrostatic powder coating. Technical risk is reduced by using off-the-shelf equipment and both unit operations continue to be optimized in 2025. A new set of spray dryers have arrived at our facility in the second quarter of 2024, enabling us to produce larger volumes of material for the electrode coating lines. However, we have delayed the deployment of these spray dryers until at least the third quarter of 2027 as we focus on designing larger-scale electrode coating equipment.

We have developed our patented to be chemistry agnostic and capable of producing current cell chemistries (graphite, LCO, LFP, LTO, NCA, NMC, LTO, silicon, etc.) and next generation cell chemistries (sodium-ion, solid-state, ionic liquid electrolytes, etc.). We believe this flexibility and our robust intellectual property protection internationally positions us well for potential partnerships with cell manufacturers, EV companies, and other pack suppliers in need of cell capacity. The next stage in technical development is to produce larger volumes of sample cells for qualification. These production runs will be completed with partners in the United States and at our own facilities. We have invested significant resources into developing an in-house comprehensive understanding of cell manufacturing - raw material qualification, quality control such as, cell failure diagnostics, aging, and formation processes. Our research and development Lab is equipped with over $20 million in research infrastructure to support the development of new cell chemistries, process quality control, failure diagnostics, and more. This equipment includes quality control instruments (ex. moisture analysis, particle size analysis, peel testing and titrations) and cutting-edge research instrumentation such as en operando nuclear magnetic resonance (“NMR”), electron microscopes with lithium-tracking capabilities, and en operando x-ray diffraction. This infrastructure has allowed us to optimize the dry-electrode process, allowing our team to match or surpass traditional electrode tape performance and mechanical integrity. Because our process is dry and the active material is coated directly onto the current collector, interfacial and composite resistivity of the electrode tapes often surpass the quality of slurry cast equivalents.

Our solid-state technology continues to progress as we qualify new chemistries and refine the dry electrode process for solid-state applications. Currently, we are cycling solid-state coin cells, although we have delayed the production of prototype pouch cells until at least the beginning of 2027. These cell chemistries are nonflammable, solid-state, and an LFP/graphite cell chemistry. We believe these cells will be a pivotal technology in grid storage applications once fully deployed. We intend to integrate our conventional and solid-state cells produced using our dry-electrode process into the existing Dragonfly Energy and Battle Born Batteries product portfolios.

Headquarters, Manufacturing, and Production

On February 8, 2022, we entered into a 124-month lease for an additional 390,240 square foot warehouse. In November 2024, we relocated our headquarters from our 99,000 square foot facility in Reno, Nevada to our new 390,240 square foot facility also in Reno, Nevada, which has allowed us to increase our production capacity and gives us the ability to increase sales to existing customers and penetrate new markets. Our 390,240 square foot facility provides a streamlined, partially autonomous production process for our current batteries, which comprises module assembly and battery assembly, with the availability to expand the number of lines to handle increased volumes and the additional battery modules we intend to introduce in the near future. We do not own any real estate property. We currently have four production lines. We continue to have the capability to expand our production volumes and line quantities to support increased volumes of new products we intend to introduce soon.

Our manufacturing process is divided into two aspects - (1) module assembly and (2) battery assembly. We use a combination of trained employees and automated processes to increase production capacity and lower costs while maintaining the same level of quality our customers expect from our products. Module assembly is a significantly automated process, implementing custom-designed equipment and systems to suit our production needs. This includes cycling of individual cells to detect faulty components and to enable sorting by capacity. Our custom-designed automated welders spot weld individual cells that are assembled into specified module jigs based on the desired amp hour. Completed modules are then fully discharged, recharged fully, and sorted by capacity. Battery assembly is performed largely by hand by our trained employees, although we continue to look for innovative ways to integrate automation into this process. Our proprietary battery management system is thoroughly tested for quality cutoffs, then mounted onto individual modules, before the modules are bolted into its casing. We aim to automate the battery management system testing and installation process, which we expect could increase production capacity fourfold. We are currently implementing an automated process for the gluing and sealing process, which would incorporate a two-robot system for gluing and epoxying, as well as a glue pallet system to move finished batteries. After the assembled batteries are tested and sealed, they are processed for outbound distribution.

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

Customers; RV OEM Strategic Arrangements

We currently serve more than 23,000 customers in North America. Our existing customers consist of leading OEMs (such as Keystone, THOR, REV Group and Airstream); distributors (who purchase large quantities of batteries from us and sell to consumers); upfitters (who augment or customize vehicles for specific needs); and retail customers (who purchase from us directly). For the years ended December 31, 2025 and 2024, OEM sales represented 63.0% and 54.5% of our total revenues, respectively.

We have deep, long-standing relationships with many of our customers. We also have a diverse customer base, with our top 10 customers accounting for 57.5% of our revenue for the year ended December 31, 2025, in which only two customers accounted for more than 10% of our revenue. Our customers primarily utilize our products for RVs, marine vessels and off-grid residences. We work directly with OEMs to ensure compatibility with existing designs and also collaborate on custom designs for new applications.

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

We also leverage targeted pay-per-click advertising campaigns across various platforms, including search engines, and social media. This data driven approach ensures efficient conversion of high-intent customers at the bottom of the purchase funnel, maximizing return on investment and driving targeted brand awareness among potential buyers.

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

As of December 31, 2025, we owned 50 issued patents and 38 filed and pending patent applications. The pending patent applications are down from prior year since we abandoned 9 that were no longer useful. The patents and patent applications cover the United States, Canada, Australia, Korea, Japan, India, China, and Europe (with individual patents in Germany, France and the United Kingdom). We periodically review and update our patent portfolio to protect our products and newly developed technologies. Currently, we have a combination of issued patents and pending patent applications covering the ornamental design of our GC2 and GC3 batteries, a device and method for monitoring battery systems, pre-coated solid-state electrolyte and electroactive powders and their methods of manufacture, methods and systems for the dry spray deposition of materials in an electrochemical cell; a thermal fuse; battery systems implementing a mesh network communication protocol; a power charging system for use during towing of a vehicle; and a power charging system with temperature based charging control. These patents are expected to have expired or expire between May 2033 and 2043, absent any patent term adjustments or extensions.

We periodically review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names and trademarks and service marks in the United States and other jurisdictions.

In an effort to protect our brand, as of December 31, 2025, we owned 41 trademarks globally. Dragonfly owns 18 trademark registrations to cover our house marks in the United States, including 8 registered trademarks for our design marks in the United States and we have 23 registered trademarks internationally.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 141 employees: 137 full-time, 1 part-time and 3 interns. We have adopted our Code of Ethics to support and protect our culture, and we strive to create a workplace culture in line with our values: “Tell the Truth,” “Be Fair,” “Keep Your Promises,” “Respect Individuals,” and “Encourage Intellectual Curiosity.” As part of our initiative to retain and develop our talent, we focus on these key areas:

●	Safety - Employees are regularly educated in safety around their workspaces, and employees participate in volunteer roles on a safety committee, and in emergency readiness roles. We have a dedicated safety coordinator who tracks and measures our performance, and helps us benchmark our safety programs against our peers.

●	Diversity, Equity & Inclusion - Our culture has benefitted from the diversity of our workforce from the very beginning. Inclusion and equity are “baked into the bricks” of our values, which our employees demonstrate every day. Our human resources department and all our corporate officers and directors have an open door policy, and are able to constructively communicate with employees to resolve issues when they arise.

●	Collaboration - As we grow, opportunities for cross-functional collaboration are not as organic as they used to be. We have responded to that change by staying mindful and acting intentionally to gather cross-functional input on new initiatives and continuous improvement efforts.

●	Continuous Improvement - We apply continuous improvement measures to processes as well as people. We encourage professional development of our employees, through ongoing learning, credentialing, and collaboration with their industry peers.

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

Recent Developments

In March 2026, we implemented a strategic cost realignment designed to reduce operating expenses, better align incentives with shareholders and sharpen our focus on our commercial channels, including OEM, trucking, and industrial end markets. We expect the initiative to generate approximately $8.9 million in annualized savings. Key elements of the initiative include:

●	Board and Executive Leadership Compensation Adjustments: Each member of our executive leadership team and Board of Directors has agreed to reduce their cash compensation by approximately 20% for the remainder of fiscal 2026, effective April 1, 2026. In lieu of cash compensation, they have received equity-based incentives, aligning incentives with long-term shareholder value.

●	Workforce and Compensation Adjustments: We have implemented a 20% reduction in total payroll expense through a combination of targeted workforce reductions and salary adjustments. Non-executive employees participating in salary reductions have received equity-based compensation.

●	Reduction in Discretionary Spending: We are reducing discretionary spending, including a reduction in DTC-focused marketing expenses, as we shifts resources towards growing commercial revenues.

●	Facility Consolidation: We are consolidating our rental space, which is expected to result in a $4.0 million reduction in expenses.

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

On December 18, 2025, we effected a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-10 (the “Reverse Stock Split”). Shares of common stock underlying outstanding stock options and other equity instruments convertible into common stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities in connection with the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. The Company paid cash in lieu of any fractional shares to which a stockholder of record was otherwise entitled as a result of the Reverse Stock Split. All of our historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock included or incorporated by reference in this prospectus have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

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

Summary of Risk Factors

Risks Related to Our Existing Lithium-Ion Battery Operations

●	Our business and future growth depends on the needs and success of our customers.
●	We operate in a competitive industry. We expect that the level of competition will increase and the nature of our competitors will change as we develop new LFP battery products for, and enter into, new markets, and as the competitive landscape evolves.
●	We may not succeed in our medium- and long-term strategy of entering into new end markets for LFP batteries and our success depends, in part, on our ability to successfully develop and manufacture new products for, and acquire customers in, these new markets and successfully grow our operations and production capabilities (including, in time, our ability to manufacture solid-state cells in-house).
●	We currently rely on two suppliers to provide our LFP cells and a single supplier for the manufacture of our battery management system. Any disruption in the operations of these key suppliers could adversely affect our business and results of operations.
●	We are currently, and likely will continue to be, dependent on a single manufacturing facility. If our facility becomes inoperable for any reason, or our automation and expansion plans do not yield the desired effects, our ability to produce our products could be negatively impacted.

Risks Related to Our Solid-State Technology Development

●	We face significant engineering challenges in our attempts to develop and manufacture solid-state battery cells and these efforts may be delayed or fail which could negatively impact our business.
●	We expect to make significant investments in our continued research and development of solid-state battery technology development, and we may be unable to adequately control the costs associated with manufacturing our solid-state battery cells.
●	If our solid-state batteries fail to perform as expected, our ability to further develop, market and sell our solid-state batteries could be harmed.

Risks Related to Supply chain and Third-Party Vendors

●	We rely on components and other inputs that are sourced from a variety of domestic and international vendors.
●	We rely on long-term relationships with our suppliers but have not significant long-term contracts with such suppliers.
●	Our future success will depend in large measure upon our ability to maintain our existing supplier relationships and/or develop new ones.
●	This reliance exposes us to the risk of inadequate and untimely supplies of various products due to political, economic, social, health, or environmental conditions, transportation delays, or changes in laws and regulations affecting distribution.
●	Our vendors may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could make it difficult for us to serve the market needs and could have a material adverse effect on our business.

Risks Related to Intellectual Property

●	We rely heavily upon our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.
●	We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

General Risk Factors

●	The uncertainty in global and macroeconomic conditions, including economic, political and socials instability, could reduce consumer spending and disrupt our supply chain which could negatively affect our results of operations.
●	The loss of one or more members of our senior management team, other key personnel or our failure to attract additional qualified personnel may adversely affect our business and our ability to achieve our anticipated level of growth.
●	If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
●	Changes in applicable laws or regulations could impact our operations, including changes in the rates of tariffs or any adjustments to the amounts payable by us to customs as a result of improperly identifying the applicable tariff rate payable on our products.

Risks Related to Being a Public Company

●	We will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and operating results.
●	Our management team has limited experience managing a public company.

Risks Related to Our Financial Position and Capital Requirements related our ability to continue as a going concern

●	We, as well as our independent registered public accounting firm, have expressed substantial doubt about our ability to continue as a going concern.
●	Our business is capital intensive, and we may not be able to raise additional capital on attractive terms, if at all. Any further indebtedness we incur may limit our operational flexibility in the future.
●	Our ability to service our outstanding indebtedness and comply with the financial covenants in our loan agreement, the failure of which could allow our lenders to accelerate payment under our loan agreement, which would have a material adverse effect on our ability to operate and could require us, among other things, to reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve.
●	Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in acquisitions or other business activities necessary to achieve growth.

Risks Related to Ownership of Our Common Stock

●	If we do not continue to meet the Nasdaq Stock Market continued listing standards our common stock and Public Warrants may be delisted from the Nasdaq Stock Market;
●	Future issuances of debt securities and equity securities may adversely affect us and may be dilutive to existing stockholders.
●	We may issue additional shares of our common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

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

In addition, our near-term growth depends, in part, on the continued growth of the end markets in which we currently operate. According to third-party industry data, the global recreational vehicle market was approximately $62.9 billion in 2024 and is projected to grow to approximately $168.3 billion by 2033. However, these markets may not grow as expected or at all, and we may be unable to maintain existing customers and/or attract new customers in these markets. Our failure to maintain or expand our share of these markets could have a material adverse effect on our business, financial condition and results of operations.

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

We currently are and may in the future be subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

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

Our operations and performance depend, in part, on global and regional economic and geopolitical conditions, given that we have suppliers located in China. Changes in U.S.-China trade policies, and a number of other economic and geopolitical factors both in China and abroad could have a material adverse effect on our business, financial condition, results of operations or prospects. Such factors may include:

●	instability in political or economic conditions, such as inflation, recession, foreign currency exchange restrictions and devaluations, restrictive governmental controls on the movement and repatriation of earnings and capital, and actual or anticipated military or political conflicts, particularly in emerging markets;

●	expanded jurisdiction of the Committee for Foreign Investment in the U.S.; and

●	intergovernmental conflicts or actions, such as the armed conflicts between Russia and Ukraine, in Iran and elsewhere in the Middle East, trade wars, retaliatory tariffs, and acts of terrorism or war.

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

General Risk Factors

The uncertainty in global and macroeconomic conditions, including economic, political and social instability, including the Russia-Ukraine conflict, the India-Pakistan conflict, Hamas’ attack on Israel and the Iranian conflict, could reduce consumer spending and disrupt our supply chain which could negatively affect our results of operations.

The global credit and financial markets have recently experienced extreme volatility and disruptions including severely diminished liquidity and credit availability, disruptions in access to bank deposits and lending commitments due to bank failures, declines in economic growth, increases in unemployment rates, supply chain disruptions, heightened interest rates and inflation, stock volatility and uncertainty about economic stability. Such conditions may continue or worsen in the future. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict including Russia’s invasion of Ukraine, the conflict between Hamas and Israel and the Iranian conflict, terrorism or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including sanctions imposed in connection with the war in Ukraine, the India-Pakistan conflict, and the conflict between Hamas and Israel, the effect of tariffs and/or any resulting trade wars, increasing interest rates, or other factors may also adversely impact the financial markets and the global economy and any economic countermeasures by affected countries and others could exacerbate market and economic instability. For example, in late 2024 and early 2025, the United States, China, and the European Union each announced either new tariffs, non-tariff barriers, or export controls. Any of these risks, ensuing retaliation, or the further deterioration of trade relations between countries could have an adverse impact on our financial condition and results of operations. Additional tariffs or further retaliatory trade measures taken by China or other countries in response could affect the demand for any of our products, impact the competitive position of our products, prevent us from being able to sell products in certain countries or otherwise adversely impact our results of operations. Growing tensions, protectionist trade policies, and tariffs may also lead to a fragmentation of the global economy, a general reduction of international trade in goods and services, and a reduction in the integration of financial markets, any of which could materially and adversely affect our financial condition, or prospects. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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

Risks Related to Being a Public Company

We incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and operating results.

We face significant legal, accounting, administrative and other costs and expenses as a public company, and these expenses may increase even more after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges and the listing standards of Nasdaq, impose additional reporting and other obligations on public companies. Compliance with public company requirements is costly and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we have created new board committees, entered into new insurance policies and adopted new internal controls and disclosure controls and procedures. In addition, we incur expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if management or our independent registered public accounting firm identifies additional material weaknesses in the internal control over financial reporting), we could incur additional costs rectifying those issues, the existence of those issues could adversely affect our reputation or investor perceptions of it and it may be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Annual Report and in filings required of a public company, our business and financial condition is more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially adversely affected and even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them could divert the resources of our management and adversely affect our business and results of operations. The additional reporting and other obligations imposed by these rules and regulations increase our legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

As of December 31, 2025, we had cash totaling $18.3 million. Our net loss for the year ended December 31, 2025 was $69.9 million and our net loss for the year ended December 31, 2024 was $40.6 million. We will need to raise additional funds, including through the issuance of equity, equity-related or debt securities or by obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any equity securities issued may provide for rights, preferences, or privileges senior to those of common stockholders. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of common stockholders. We intend to use the Term Loan and our at-the-market (ATM) facility with Canaccord to provide additional capital to us. However, market conditions and certain restrictions contained in the agreements governing the Term Loan and ATM facility may limit our ability to access equity and debt under such agreements.

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

For the year ended December 31, 2025, we incurred losses and had a negative cash flow from operations. As of December 31, 2025, we had approximately $18.3 million in cash and cash equivalents and working capital of $30.4 million. As of December 31, 2025, we had $19.3 million in principal outstanding under our Term Loan Agreement.

On October 20, 2025, we entered into the Sixth Amendment to the Term Loan Agreement, pursuant to which we (i) prepaid $45.0 million of principal using proceeds from the Second October 2025 Offering (as defined below), (ii) exchanged $25.0 million of principal for Series B Preferred Stock (convertible at $31.50 per share, with 8% cash and 2% “in kind” dividends), and (iii) had $5.0 million of principal forgiven by the Term Loan Lenders. Following these transactions, approximately $19.4 million of principal remained outstanding under the Term Loan, bearing 12% interest payable monthly and maturing in October 2027. We paid $0.9 million in fees (half in cash, half added to principal) and obtained covenant waivers through December 2026, subject to maintaining $5.0 million of minimum liquidity.

The Sixth Amendment significantly improved our liquidity by reducing total debt from $93.1 million to approximately $19.4 million and deferring near-term cash interest requirements through the preferred stock exchange and covenant waivers. However, our ability to achieve profitability and positive cash flow continues to depend on our ability to increase revenue, contain our expenses and maintain compliance with the financial covenants in our outstanding indebtedness agreements once the convent waivers expire.

In addition, we will need to raise additional debt and/or equity financing to fund our operations and strategic plans and meet our financial covenants. We have historically been able to raise additional capital through issuance of equity and/or debt financing and we intend to use the ATM (as defined herein) with Canaccord Genuity, LLC and raise additional capital as needed. However, we cannot guarantee that we will be able to raise additional equity, contain expenses, or increase revenue, and comply with the financial covenants under the Term Loan. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, operating results, financial condition and prospects. Further, any future debt or equity financings may adversely affect us, including the market price of our common stock and may be dilutive to our current stockholders. Additionally, any convertible or exchangeable securities as well as preferred stock that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. If we are unable to raise additional capital or service our debt, we may be forced to reduce operations, seek the protection of bankruptcy courts or shut down our operations and dissolve. If we liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

Our common stock and Public Warrants are currently listed for trading on The Nasdaq Capital Market. Continued listing of a security on the Nasdaq Capital Market is conditioned upon compliance with various continued listing standards. In the past, we have received notices from Nasdaq’s Listing Qualifications Department indicating that we had not complied with certain of the Nasdaq Capital Market’s continued listing standards, including compliance with the $1.00 minimum bid price for our common stock (the “Minimum Bid Price”) and market value of listed securities. While we have regained compliance for each instance, there can be no assurance that we will continue to maintain compliance with the Nasdaq listing requirements, including the Minimum Bid Price, market value of listed securities and stockholder equity standards. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal pre-emption of state securities laws, result in a default under the terms of our outstanding indebtedness, adversely affect its ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment. There can be no assurance that we will be able to maintain compliance with the continued listing standards of the Nasdaq Capital Market.

Future resales of our outstanding securities may cause the market price of our securities to drop significantly, even if our business is doing well.

We have filed registration statements registering the resale of up to approximately 0.2 million shares of common stock underlying outstanding warrants that may be sold and/or issued into the public markets by certain securityholders. The shares being registered for resale into the public markets represent a significant number of shares in respect to our outstanding common stock. The securityholders selling pursuant to the registration statements will determine the timing, pricing and rate at which they sell such shares into the public market and such sales could have a significant negative impact on the trading price of our common stock. As such, while sales by the securityholders selling pursuant to such registration statements may experience a positive rate of return based on the trading price at the time they sell their shares, public securityholders may not experience a similar rate of return on the securities they purchased due to differences in the prices at which such public securityholders purchased their shares and the trading price. Given the substantial number of shares of common stock being registered for potential resale by the securityholders selling pursuant to such registration statements, the sale of shares by such securityholders, or the perception in the market that the securityholders of a large number of shares intend to sell shares, may increase the volatility of the market price of our common stock, and may cause the trading prices of our securities to experience a decline.

Further, we have registered up to $50.0 million of shares of common stock to be issued and sold from time to time through Canaccord Genuity LLC, acting as sales agent, in connection with the ATM. Any sales of such shares into the public market could have a significant negative impact on the trading price of our common stock. If the trading price of our common stock does not recover or experiences a further decline, sales of shares of common stock pursuant to the ATM may be a less attractive source of capital and/or may not allow us to raise capital at rates that would be possible if the trading price of our common stock were higher.

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

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to ours;

●	changes in the market’s expectations about our operating results;

●	the public’s reaction to our press releases, other public announcements and filings with the SEC;

●	speculation in the press or investment community;

●	actual or anticipated developments in our business, competitors’ businesses or the competitive landscape generally;

●	innovations or new products developed by us or our competitors;

●	manufacturing, supply or distribution delays or shortages;

●	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators, or other strategic partners;

●	the operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	operating and stock price performance of other companies that investors deem comparable to ours;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of our common stock available for public sale;

●	any major change in our board of directors or management;

●	sales of substantial amounts of our common stock by our directors, officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, “trade wars,” pandemics (such as COVID-19) and acts of war or terrorism (including the Russia-Ukraine conflict, the India-Pakistan conflict, Hamas’ attack on Israel and the Iranian conflict).

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

The exercise of outstanding warrants or conversion of the Series B Preferred Stock to acquire our common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

The exercise of outstanding warrants or conversion of the Series B Preferred Stock to acquire our common stock will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. As of March 26, 2026, there are currently (i) 104,695 shares of common stock issuable upon the exercise of outstanding public warrants at an exercise price of $180.00 per share (the “Public Warrants”); (ii) 16,083 shares of common stock issuable upon the exercise of outstanding private warrants at an exercise price of $180.00 per share (the “Private Warrants”); (iii) 103,947 shares of common stock issuable upon exercise of outstanding Penny Warrants at an exercise price of $0.01 per share; (iv) 500,000 shares of common stock issuable upon the exercise of outstanding pre-funded warrants at an exercise price of $0.0001 per share. As of March 26, 2026, there are currently 799,835 share of common stock issuable upon the conversion of the outstanding Series B Preferred Stock.

In addition, the Penny Warrants have price-based anti-dilution protection against certain subsequent equity sales or distributions at below $900.00 per share of common stock, subject to exclusions including for issuances upon conversion exercise or exchange of securities outstanding as of October 7, 2022, the closing date of the Business Combination, issuances pursuant to agreements in effect as of the closing date of the Business Combination, issuances pursuant to employee benefit plans and similar arrangements, issuances in joint ventures, strategic arrangements or other non-financing type transactions and issuances pursuant to any public equity offerings. Depending on the nature and price of any equity issuances by us, the number of shares issuable upon the exercise of such Penny Warrants could be increased and the exercise price of the Penny Warrants could be adjusted down. Under the terms of the Penny Warrants, no adjustment will be made in connection with any sale of shares of up to $150.0 million in gross proceeds under the Purchase Agreement (or any replacement thereof) if the sales price is higher than $450.00 (appropriately adjusted for stock splits, combinations and the like). The Sponsor has agreed that the Private Warrants may not be exercised to the extent the Sponsor and any affiliate of the Sponsor is deemed to beneficially own, or it would cause the Sponsor and such affiliates to be deemed to beneficially own, more than 7.5% of our common stock.

The rights of holders of our Series B Preferred Stock rank senior to the rights of the holders of our common stock.

The rights of the holders of shares of our Series B Preferred Stock, while such shares remain outstanding, rank senior to the rights of the holders of shares of our common stock as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. Upon liquidation, dissolution or winding up of our affairs, the holders of shares of our Series B Preferred Stock are entitled to receive a liquidation preference of one thousand dollars ($1,000), plus (2) the aggregate amount of all PIK Dividends (as defined below) paid since the date of issuance of the Series B Preferred Stock (the “Initial Issuance Date”), plus (3) the aggregate amount of all Cash Dividends and PIK Dividends that have accrued and remain unpaid since the Initial Issuance Date (the “B”). In addition, the holders of the Series B Preferred Stock are entitled to receive dividends, which will accrue at 10% per annum, commencing from the Initial Issuance Date, payable (i) 80% in cash (the “Cash Dividends”) and (i) 20% “in kind” and added the Liquidation Preference of such holder’s Series B Preferred Stock (“PIK Dividends”). Such dividends are payable quarterly in arrears on the first trading day of each fiscal quarter commencing on the first trading day of the initial fiscal quarter after the date of issuance. Upon the occurrence of certain events, the dividend rate may automatically increase, as described in the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series B Convertible Preferred Stock of the Company (the “Certificate of Designation”).

These dividend payment obligations could impact our liquidity and reduce the amount of cash available to us for our working capital needs, capital expenditures, funding growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of the Series B Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of the Series B Preferred Stock and holders of our common stock.

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

In the ordinary course of our business, we use, store and process data including data of our employees, partners, collaborators, and vendors. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of a wide array of policies, standards, architecture, and processes. The cyber risk management program falls under the responsibility of our Chief Executive Officer, who in turn, manages our outsourced experts in information technology (“IT”) and cybersecurity. Under the guidance of our Chief Executive Officer, we task reputable third-party IT experts that utilize a wide variety of software to secure the environment. We also utilize a variety of cybersecurity software from reputable vendors in the industry.

We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats against our data and systems and ensure the effectiveness of our security controls. Our cybersecurity risk management program incorporates several components, including information security program assessments, continuous monitoring of critical risks from cybersecurity threats using automated tools, restoration testing, periodic threat testing, and documented standards, policies, and procedures. We deploy a wide range of security tools across the environment, require multifactor authentication across all critical systems, and implement access control policies to further limit protect the data within the systems.

We periodically engage third parties to conduct risk assessments and other system vulnerability analyses. As a result of these assessments, we have not identified any material cybersecurity risks. We also maintain documentation of our system hardening progress and plans. Additionally, our program requires cybersecurity training, which includes social engineering and phishing training, on a quarterly basis, for all employees with access to our internal network.

The underlying processes and controls of our cyber risk management program incorporate recognized best practices and standards for cybersecurity and IT, including the National Institute of Standards and Technology, or NIST, Cybersecurity Framework, or CSF, and processes and controls supporting data protection requirements under applicable law. The NIST CSF offers a thorough set of guidelines and best practices to help establish a strong cybersecurity posture. Utilizing NIST CSF enables us to systemically identify, assess, and manage cybersecurity risks most relevant and impactful to our business operations. It is important to note that using the NIST CSF as a guide does not imply our cybersecurity program meets any specific technical standards or requirements.

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

Item 2. Properties

On February 8, 2022, we entered into a 124-month lease for an additional 390,240 square foot warehouse. In November, 2024, we relocated our headquarters to our new 390,240 square foot warehouse at 12915 Old Virginia Road in Reno, Nevada 89521. The current monthly rent is $237,149 payable monthly.

We are currently leasing a 99,000 square foot facility at 1190 Trademark Drive #108, Reno, Nevada, which was the prior location of our headquarters until November 2024. The lease for this building was entered into on March 1, 2021 and expires on April 30, 2026. As of September 30, 2025, management has determined to further consolidate our warehousing and operations into our headquarters location, which resulted in the full impairment of the Trademark Drive lease agreement. Subsequent to December 31, 2025 the lease termination agreement was executed and no further monthly rents are due.

We are also currently leasing a 59,500 square foot warehouse facility at 12815 Old Virginia Road in Reno, Nevada. The lease for this space was entered into on December 1, 2021, and expires December 31, 2026; the current monthly rent is $45,244. As of December 31, 2025, management has determined to further consolidate our warehousing and operations into our headquarters location, which resulted in the full impairment of the Old Virginia Road lease agreement.

On April 12, 2024, we entered into a lease agreement, effective April 1, 2024, for the approximately 64,000 square foot premises located at 2275 East Newlands Road, Fernley, Nevada (the “Fernley Lease Agreement”). As of December 31, 2025, management has determined to further consolidate our warehousing and operations into our headquarters location, which resulted in the full impairment of the Fernley Lease Agreement. The current monthly rent is $46,144.

Our Research & Development lab is a 9,600 square foot facility located in Sparks, Nevada. The lease for these premises was entered into on July 27, 2020 and expires on July 31, 2025. On May 8, 2025, we entered into a sixth lease amendment with our landlord to extend the lease term for an additional sixty-four (64) month period. Under the terms of the amended lease, the base rent due shall be fully abated for the four (4) month period commencing on August 1, 2025, and ending on November 30, 2025. The lease is set to expire on November 30, 2030. The current monthly rent is $12,480.

Our podcast studio was a 1,772 square foot facility located in Sparks, Nevada. The lease for this space expired on September 20, 2024.

Item 3. Legal Proceedings

On February 13, 2026, a putative consumer class action captioned Berdner et al v. Dragonfly Energy Holdings Corp. d/b/a Battle Born, was filed against the Company in the Superior Court of the State of California, County of Sonoma, Case No. 26CV01247, however, the Company has yet to be served with the complaint. The plaintiffs purport to represent four classes of purchasers of certain “Battle Born” branded 100 amp-hour 12V LiFePo4 batteries. They allege that the products share a uniform design defect related to the positive terminal connection that can result in overheating, premature failure, and safety risk. The complaint asserts violations of various state consumer protection statutes, breach of express and implied warranties (including under California law), and false advertising, and seeks damages, restitution, injunctive relief, punitive damages, and attorneys’ fees.

The Company believes that the claims are without merit and intends to vigorously defend this matter. No trial date has been set as of the date of this report. The Company is unable at this time to reasonably estimate a range of possible loss or determine whether an adverse outcome is probable; accordingly, no liability has been recorded related to this matter as of the date of this report.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “DFLI” and our Public Warrants are currently listed on the Nasdaq Capital Market under the symbol “DFLIW”. As of March 26, 2026, the closing price of our common stock and warrants was $1.94 and $0.05, respectively. As of March 26, 2026, there were 77 holders of record of our common stock and 2 holders of record of our Public Warrants.

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

The holders of the Series B Preferred Stock are entitled to receive dividends, which will accrue at 10% per annum, commencing from the Initial Issuance Date, payable (i) 80% in cash and (i) 20% “in kind” and added the Liquidation Preference of such holder’s Series B Preferred Stock. Such dividends are payable quarterly in arrears on the first trading day of each fiscal quarter commencing on the first trading day of the initial fiscal quarter after the date of issuance. Upon the occurrence of certain events, the dividend rate may automatically increase, as described in the Certificate of Designation.

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

On December 18, 2025, we effected a reverse stock split for our issued and outstanding Common Stock at a ratio of 1-for-10. All of our historical share and per share information related to issued and outstanding Common Stock and outstanding options and warrants exercisable for Common Stock included in this prospectus have been adjusted, on a retroactive basis, to reflect the reverse stock splits. See “Corporate Information.”

Overview

We are a manufacturer of non-toxic deep cycle lithium-ion batteries that caters to customers in the consumer industry (including the RV, marine vessel, solar and off-grid residence industries), and trucking, industrial and energy storage markets, with proprietary, patented and disruptive battery cell manufacturing and non-flammable solid-state cell technology currently under development.

Since 2020, we have sold over 370,000 batteries. For the years ended December 31, 2025 and 2024, we sold 43,129 and 42,447 batteries, respectively, and had $58.6 million and $50.6 million in net sales, respectively. We currently offer several lines of batteries across our two brands, each differentiated by size, power and capacity, consisting of seven different models, which come with an option for internal heat for cold temperature operation or an option for wireless communication using our Dragonfly IntelLigence feature. As a result of changes to our marketing focus and corporate objectives, we our focusing our selling efforts of “Battle Born” branded batteries primarily to OEMs as well as DTC customers.

Our increase in sales is a reflection of a slight recovery in the motorized RV market and increased market penetration as compared to the prior year. Although our existing RV OEM customers have only slightly increased their year-over-year production rates, the incorporation of lithium storage systems has accelerated faster than the increase in RV units shipped. This is in contrast to the de-contenting trend that had occurred over the previous 18 months. DTC sales remained relatively flat, indicating generally constant consumer sentiment in the space. During the second half of 2025, we continued to implement our corporate optimization initiative, prioritizing product development to drive near term revenue and profit. For instance, this strategic shift is accelerating our development of purpose-built solutions for the trucking and industrial markets, resulting in the recent launch of our Battle Born DualFlow Power Pack, a practical, cost-effective hybrid electrification solution for the trucking industry.

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

In July 2023, we completed the construction of our proprietary and patented cell electrode manufacturing pilot line. Our patented dry deposition process is chemistry agnostic - meaning it can produce battery cells across a variety of chemistries - and is less capital intensive, uses less energy, and can produce cells in a smaller manufacturing footprint, leading to a lower total cost of manufacturing. In August 2023, we successfully demonstrated the ability to produce anode material at scale using this manufacturing process and did the same with cathode material in October 2023. We have since produced sample cells using PFAS-free binders and automotive-grade electrode loadings and C-rates and are now working on the design and deployment of scaled-up coating equipment that can be applied to a GWh-scale factory, reflecting the shift in industry priorities from cell performance to cost-effective scalability.

As of December 31, 2025, we had cash totaling $18.3 million. Our net loss for the years ended December 31, 2025 and December 31, 2024, were $69.9 million and $40.6 million, respectively. In the year ended December 31, 2025, we raised an aggregate of $90.9 million in net proceeds in connection with our various financings, as described below. As discussed under “-Liquidity and Capital Resources” below we expect that we will need to raise additional funds, including through the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve.

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

Earnout Merger Consideration

In addition to the initial merger consideration in connection with our business combination in October of 2022, up to 444,445 additional shares of common stock (“Earnout Shares”) may be issued based on achieving specified milestones in three tranches:

1.	First Tranche (166,667 shares): Issuable if 2023 total audited revenue is at least $250 million and audited operating income is at least $35 million. This milestone was not achieved for 2023.
2.	Second Tranche (138,889 shares): Issuable if the volume-weighted average trading price of common stock reaches $2,025.00 over any 20 trading days within a 30-day period, on or before December 31, 2026.
3.	Third Tranche (138,889 shares): Issuable if the volume-weighted average trading price of common stock reaches $2,925.00 over any 20 trading days within a 30-day period, on or before December 31, 2028.

If a change of control occurs during the second or third earnout periods, unachieved milestones will be automatically deemed satisfied if the share price at the time of the transaction meets or exceeds $2,025.00 for the second period or $2,925.00 for the third period.

ChEF Equity Facility

We and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (as amended, the “ChEF Purchase Agreement”) and a Registration Rights Agreement in connection with our merger in October 2022 (the “Business Combination”). Pursuant to the Original Purchase Agreement, we had the right to sell to CCM LLC an amount of shares of common stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the ChEF Purchase Agreement (the “ChEF Equity Facility”), subject to certain restrictions set forth in the Term Loan Agreement (as defined below). The ChEF Purchase Agreement terminated in December 2025.

February 2025 Registered Direct Offering and Concurrent Private Placement, Fifth Amendment to Term Loan Agreement and April 2025 Private Placement

On February 26, 2025, we entered into a securities purchase agreement with a single institutional investor, pursuant to which we sold in a registered direct offering (the “Registered Direct Offering”) 18 shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), at a price of $100,000 per share, initially convertible into shares of our common stock, at a conversion price of $23.32 per share of common stock. The Series A Preferred Stock was also convertible by the investor at an adjusted conversion price, subject to the applicable floor price.

Concurrently with the sale of the Series A Preferred Stock in the Registered Direct Offering, in a private placement offering pursuant to the Purchase Agreement (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”), we sold, at the initial closing of the Private Placement (the “Initial Closing” and, together with the Registered Direct Offering, the “Initial Offerings”), (i) an additional 17 shares of Series A Preferred Stock at the same offering price as the Series A Preferred Stock offered in the Registered Direct Offering, initially convertible into shares of common stock at a conversion price of $23.32 per share, and (ii) warrants (the “Private Placement Convertible Preferred Warrants”) to purchase up to an aggregate of 400 shares of Series A Preferred Stock (the “Private Placement Warrant Shares”), with an exercise price of $100,000 per share of Series A Preferred Stock, and a term as described below.

The exercise price under each Private Placement Convertible Preferred Warrant was $100,000 per share of Series A Preferred Stock. Each Private Placement Convertible Preferred Warrant was exercisable for 20 shares of Series A Preferred Stock in minimum increments of $500,000. The Private Placement Convertible Preferred Warrants had a term beginning on the issuance date and ending on or prior to the earlier of (i) the thirty-three (33) month anniversary of the date the shares of common stock issued or issuable upon the conversion of the Series A Preferred Stock issued in the concurrent Private Placement were registered for resale (“Registration Effectiveness”) pursuant to an effective registration statement under the Securities Act of 1933, as amended, (the “Securities Act”) (such date, the “Registration Effectiveness Date”) and (ii) (A) the consummation of a Change of Control (as defined in the certificate of designation) and (B) the consummation of a redemption of the then outstanding Series A Preferred Stock in full. The exercise price and number of shares of Series A Preferred Stock issuable upon exercise was subject to appropriate adjustment in the event of share dividends, share splits, reorganizations or similar events affecting shares of our common stock.

On April 28, 2025, pursuant to the Purchase Agreement, we sold to the Purchaser, in the second closing of the Private Placement (the “Second Closing”) 45 Preferred Shares at a price of $100,000 per share, initially convertible into shares of common stock at a conversion price of $5.95 per share, subject to adjustment.

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

On June 23, 2025, we and the holder of Private Placement Convertible Preferred Warrants agreed to cancel such holder’s Private Placement Convertible Preferred Warrants to purchase up to an aggregate of 400 shares of Series A Preferred Stock, with an exercise price of $100,000 per share of Series A Preferred Stock. As a result, the Private Placement Convertible Preferred Warrants are no longer outstanding.

On July 20, 2025, we entered into a Settlement and Release Agreement (the “Release Agreement”) with the holder of the outstanding shares of Series A Preferred Stock. Pursuant to the terms of the Release Agreement, we issued and delivered 210,000 shares of common stock to the holder and the holder surrendered to the Company all of the outstanding shares of Series A Preferred Stock. In addition, under the Release Agreement, upon the issuance of the shares of common stock, our obligations under the Purchase Agreement, the Certificate of Designation governing the Series A Preferred Stock and the other agreements entered into in connection with the offering of the Series A Preferred Stock were satisfied in full and the Purchase Agreement and the other agreements were deemed terminated and any remaining shares of Series A Preferred Stock that were outstanding or deemed to be outstanding were deemed cancelled and no longer outstanding. We have no further obligation to issue any shares of common stock or Series A Preferred Stock to the holder under the Purchase Agreement or otherwise. Under the Release Agreement, each party also provided a full release to the other party.

July 2025 Offering

On July 30, 2025, we entered into an underwriting agreement with Canaccord Genuity LLC (“Canaccord”), as representative of the several underwriters named in the certain underwriting agreement, relating to an underwritten public offering (the “July 2025 Public Offering”) of 2,198,000 shares of common stock, at a price to the public of $2.50 per share. On July 31, 2025, we completed the July 2025 Public Offering raising gross proceeds of approximately $5.5 million and net proceeds of $4.7 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

October 2025 Offerings

On October 6, 2025, we entered into an underwriting agreement with Canaccord, as representative of the several underwriters (the “First Offering Underwriters”) named in the underwriting agreement dated October 6, 2025, relating to an underwritten public offering (the “First October 2025 Offering”) of 2,000,000 shares of common stock at a price to the public of $12.50 per share, which includes the First Offering Underwriters’ option to purchase an additional 300,000 shares of common stock, at a public offering price of $12.50 per share. On October 8, 2025, we completed the First October 2025 Offering, including the full exercise of the additional 300,000 shares of common stock, raising gross proceeds of approximately $28.8 million and net proceeds of $26.9 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. On October 8, 2025 upon a request from our Term Loan Lenders under the term loan agreement, we repaid $4.0 million of principal to satisfy a portion of its outstanding principal under the Term Loan Agreement.

On October 16, 2025, we entered into an additional underwriting agreement with Canaccord, as representative of the several underwriters (the “Second Offering Underwriters”) named in the underwriting agreement, dated October 17, 2025 (the “Second Offering Underwriting Agreement”), relating to an underwritten public offering (the “Second October 2025 Offering”) of 3,600,000 shares of common stock at a price to the public of $13.50 per share, and (ii) prefunded warrants (the “October 2025 Pre-Funded Warrants”) to purchase up to 500,000 shares of common stock (the “Pre-Funded Warrant Shares”) at a price to the public of $13.50 per October 2025 Pre-Funded Warrant, which represents the per share public offering price for the Shares (as defined below) less the $0.001 per share exercise price for each such Pre-Funded Warrant.

Sixth Amendment to Term Loan, Series B Preferred Stock Issuance and 2025 Debt Restructuring

On October 20, 2025, we entered into the Sixth Amendment to the Term Loan Agreement with the Term Loan Lenders to, among other matters, (i) adjust the fixed interest rate of the remaining outstanding principal amount under the Term Loan Agreement to a fixed interest rate of 12% per annum, payable monthly commencing December 31, 2025 that will mature in October 2027, and (ii) waive any applicable financial covenants (except for a financial covenant requiring us to maintain cash and cash equivalents equal to or greater than $5.0 million) through December 31, 2026. In connection with the Sixth Amendment, (i) we made a prepayment of $45.0 million of outstanding indebtedness under the Term Loan Agreement from the net proceeds from the Second October 2025 Offering (the “Loan Prepayment”), (ii) the Term Loan Lenders forgave the repayment of $5.0 million of the outstanding principal under the Term Loan Agreement, (iii) we paid a fee to the Term Loan Lenders equal to approximately $450,000 in cash and $450,000 added to principal outstanding amount of the loan under the Term Loan Agreement; and (iv) we issued 25,000 shares of Series B Preferred Stock in exchange for $25.0 million outstanding principal amount of the Term Loan. The remaining outstanding principal amount under the Term Loan Agreement of approximately $19.0 million, after the repayment and forgiveness disclosed above, will have a fixed interest rate of 12% per annum, payable monthly commencing December 31, 2025 and will mature in October 2027. In addition, certain covenants under the Term Loan Agreement have been waived through December 31, 2026, and we have agreed to a minimum liquidity covenant of $5.0 million calculated on a monthly basis.

On November 4, 2025, we filed a Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Nevada to establish the rights, privileges, preferences, and restrictions of the Series B Preferred Stock. As set forth in the Certificate of Designation, we designated 25,000 shares of preferred stock as Series B Preferred Stock with a stated value of $1,000 per share. The Series B Preferred Stock is convertible into shares of common stock at the option of the Term Lenders at a conversion price of $31.50 per share, or an aggregate of 793,651 shares of common stock.

On November 4, 2025, we entered into the Exchange Agreement with the Term Loan Lenders pursuant to we issued 25,000 shares of newly created Series B Preferred Stock in exchange for $25.0 million outstanding principal amount of the Term Loan. The Series B Preferred Stock (i) is convertible into shares of common stock at the option of the Term Loan Lenders at a conversion price of $31.50 per share, or an aggregate of 793,651 shares of common stock, (ii) has a dividend of 8% per annum payable quarterly in cash and (iii) has a dividend of 2% per annum payable quarterly in kind (“PIK Dividends”), which includes the aggregate amount of all paid PIK Dividends and any accrued and unpaid PIK Dividends on the applicable dividend date. In addition, we have a right to redeem any outstanding shares of the Series B Preferred Stock at our option at the greater of (i) the stated value plus any outstanding dividends and (ii) the as-converted value of the shares of common stock underlying the Series B Preferred Stock (the “Optional Redemption Price”). The Term Loan Lenders have also agreed not to convert any shares of the Series B Preferred Stock for a period of six months following the issuance of the Series B Preferred Stock. In connection with any future equity offerings, we will be required to use 50% of the net proceeds from such offering to redeem outstanding shares of the Series B Preferred Stock at the Optional Redemption Price. In the event we have not redeemed the outstanding shares of Series B Preferred Stock by October 7, 2027 or upon the occurrence of a Non-Payment Event (as defined in the Series B Certificate of Designation), the holders will have the right to require us to redeem the Series B Preferred Stock at the Optional Redemption Price.

Equity Distribution Agreement

In January 2026, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”) under which we may offer and sell, from time to time, shares of our common stock through an at-the-market equity offering program (the “ATM”) for up to $50.0 million in gross proceeds. Subsequent to December 31, 2025, we did not sell any shares of our common stock pursuant to the ATM.

Key Factors Affecting Our Operating Results

Our financial position and results of operations depend to a significant extent on the following factors:

End Market Consumers

The demand for our products ultimately depends on demand from consumers in our current end markets. We generate sales through (1) direct-to-customer and (2) through OEMs, particularly in the RV market. As our business has evolved, our growth strategy has increasingly shifted toward OEM, fleet, and industrial channels, where we can deliver integrated energy storage solutions at scale.

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

Demand from end market consumers is impacted by a number of factors, including travel restrictions, fuel costs and energy demands (including an increasing trend towards the use of green energy), as well as overall macro-economic conditions and inflation. Sales of our batteries have benefited from the increased adoption of the RV lifestyle, the demand for and inclusion of additional appliances and electronics in RVs, and the accelerating trend of solar power adoption among RV customers. However, macro-economic conditions and increased competition from imported battery packs have led to a decrease in direct to consumer sales. We have focused on product diversification, including the introduction of batteries equipped with our Dragonfly IntelLigence technology and the expansion of complementary system components that support integrated power solutions across our end markets. We expect that direct to consumer sales will remain relatively flat through 2026. However, we expect growth among our existing RV OEM customers to be driven by expanded adoption of our products across additional models and configurations, as well as increased system content per unit, rather than solely by changes in overall RV shipment volumes. In addition, we anticipate increased revenue from continued expansion within existing customer relationships across other end markets, including industrial and commercial energy storage applications and the heavy-duty trucking market, where fleet customers have begun to adopt our systems and expand deployments following initial pilot programs

Supply

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

Product and Customer Mix

Our product sales consist of sales of numerous models of LFP batteries, along with accessories for battery systems (individually or bundled). These products are sold to different customer types (e.g., consumers, OEMs and distributors) and at different prices and involve varying levels of costs. In any particular period, changes in the mix and volume of particular products sold and the prices of those products relative to other products will impact our average selling price and our cost of goods sold. Despite our work to moderate increased supply-related costs, the price of our products may also increase as a result of increases in the cost of components due to inflation, currency fluctuations and tariffs. OEM sales typically result in lower average selling prices and related margins, which could result in margin erosion, negatively impact our growth or require us to raise our prices. However, this reduction is typically offset by the benefits of increased sales volumes. Sales of third-party sourced accessories typically have lower related margin. We expect accessory sales to increase as we further develop full-system design expertise and product offerings and consumers increasingly demand more sophisticated systems, rather than simple drop-in replacements. In addition to the impacts attributable to the general sales mix across our products and accessories, our results of operations are impacted by the relative margins of products sold. As we continue to introduce new products at varying price points, our overall gross margin may vary from period to period as a result of changes in product and customer mix.

Production Capacity

All of our battery assembly currently takes place at our 390,240 square foot headquarters and manufacturing facility located in Reno, Nevada. We currently operate four LFP battery production lines. Consistent with our operating history, we plan to continue to automate additional aspects of our battery production lines. Our existing facility has the capacity to add up to four additional LFP battery production lines and construct and operate a pilot production line for our solid-state cells, all designed to maximize the capacity of our manufacturing facility. Although our automation efforts are expected to reduce our costs of goods, we may not fully recognize the anticipated savings when planned and could experience additional costs or disruptions to our production activities. We have also focused on optimizing our manufacturing efficiency and throughput, enabling us to increase our production capacity without the need for increased headcount.

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

Components of Results of Operations

Net Sales

Net sales are primarily generated from the sale of our LFP batteries to OEMs and directly to consumers, as well as chargers and other accessories, either individually or bundled, and recognition of deferred licensing revenue.

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

General and administrative

General and administrative costs include personnel-related expenses attributable to our executive, finance, human resources, engineering and product development organizations, certain facility and information technology costs, and fees for professional services.

Selling and marketing

Selling and marketing costs include outbound freight, personnel-related expenses, as well as trade show, industry event, marketing, customer support, and other indirect costs. We expect to continue to make the necessary sales and marketing investments to enable the execution of our strategy, which includes expanding into additional end markets.

Total Other Expense

Other expense consist primarily of debt extinguishment, interest expense, the change in fair value of the warrant liability and amortization of debt issuance costs.

Results of Operations

Comparisons for the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024. This data should be read together with our financial statements and related notes included elsewhere in this Annual Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Years ended December 31,
	2025	% Net Sales	2024	% Net Sales
	(in thousands)
Net Sales	$58,630	100.0	$50,645	100.0
Cost of Goods Sold	42,983	73.3	39,019	77.0
Gross profit	15,647	26.7	11,626	23.0
Operating expenses
Research and development	2,981	5.1	5,451	10.8
General and administrative	22,992	39.2	21,909	43.3
Sales and marketing	10,180	17.4	10,025	19.8
Loss on impairment of right-of-use assets	2,667	4.5	-	-
Total Operating expenses	38,820	66.2	37,385	73.8
Loss From Operations	(23,173)	(39.5)	(25,759)	(50.9)
Other Income (Expense)
Other (expense) income	131	0.2	(36)	(0.1)
Interest expense, net	(20,265)	(34.6)	(21,504)	(42.5)
Debt Extinguishment	(31,843)	(54.3)	-	-
Change in fair market value of warrant liability	5,117	8.7	6,684	13.2
Total Other (Expense) Income	(46,860)	(79.9)	(14,856)	(29.3)
Loss Before Taxes	(70,033)	(119.4)	(40,615)	(80.2)
Income Tax Benefit	(94)	(0.2)	-	-
Net Loss	$(69,939)	(119.3)	$(40,615)	(80.2)
Less: Preferred Stock Dividends	(869)	(1.5)	-	-
Net Loss Attributable to Common Shareholders	(70,808)	(120.8)	$(40,615)	(80.2)

	Years ended December 31,
	2025	% Net Sales	2024	% Net Sales
	(in thousands)
DTC	$20,696	35.3	$22,616	44.7
OEM	36,934	63.0	27,612	54.5
Licensing Revenue	1,000	1.7	417	0.8
Net Sales	$58,630	100.0	$50,645	100.0

Net Sales

Net sales increased by $8.0 million, or 15.8%, to $58.6 million for the year ended December 31, 2025, as compared to $50.6 million for the year ended December 31, 2024. This increase was primarily due to higher OEM battery and accessory sales of new models to existing customers and licensing revenue which is part of the Stryten Licensing Agreement entered into the second half of 2024. For the year ended December 31, 2025, DTC revenue decreased by $1.9 million as a result of decreased customer demand for our products due to rising interest rates and inflation. We expect our sales to increase in the next 12 months as our customers expand the number of models they include our battery systems in for the new model year and our entrance into new markets, trucking and industrials, with new product offerings.

Cost of Goods Sold

Cost of goods sold increased by $4.0 million, or 10.2%, to $43.0 million for the year ended December 31, 2025, as compared to $39.0 million for the year ended December 31, 2024. This increase was to higher unit volume of batteries and accessories. Overhead increased due to allocation of expense related to the new building and lease. We expect our cost of goods sold to increase over the next 12 months in conjunction with the anticipated increase in revenue and higher tariffs but will be slightly offset with some automation initiatives in the second quarter of 2026.

Gross Profit

Gross profit increased by $4.0 million, or 34.6%, to $15.7 million for the year ended December 31, 2025, as compared to $11.6 million for the year ended December 31, 2024. The increase in gross profit was primarily due to a higher unit volume of battery and accessory sales. Gross Profit percentage increased by 3.7% to 26.7% primarily due to sales of higher margin accessory units and assemblies.

Research and Development Expenses

Research and development expenses decreased by $2.5 million, or 45.3%, to $3.0 million for the year ended December 31, 2025, as compared to $5.5 million for the year ended December 31, 2024. The decrease was primarily a result of lower employee related expenses in the amount of $1.5 million due to reduced headcount along with lower rent, travel and supplies. We expect Research and Development expenses to be relatively stable over the next year.

General and Administrative Expenses

General and administrative expenses increased by $3.8 million, or 17.1%, to $25.7 million for the year ended December 31, 2025, as compared to $21.9 million for the year ended December 31, 2024. This increase was primarily due to $3.2 million in expenses for the debt restructure and preferred stock financing along with $1.6 million in higher personnel costs related to increase in engineering and product development staffing. Additionally, we saw an increase in the allocation of building and depreciation expense of $1.7 million on our properties and impairment of three leases and related leasehold improvements of $2.9 million. These increases were partially offset by a reduction in legal, investor relations, insurance, board, audit and accounting support fees of $1.8 million. Prior year included non-recurring costs for patent litigation and settlement costs of $3.1 million and asset impairment of $0.9 million. We expect General and Administrative Expenses, as a percentage of revenue, to decrease over the next 12 months as a result of cost reduction measures beginning in the second quarter of 2026.

Selling and Marketing Expenses

Sales and marketing expenses increased by $0.2 million, or 1.5%, to $10.2 million for the year ended December 31, 2025, as compared to $10.0 million for the year ended December 31, 2024. This increase was primarily due to higher shipping costs due to higher unit sales volume. We expect our Selling and Marketing Expenses to decrease as a result of cost reduction measures beginning in the second quarter of 2026.

Total Other Income (Expense)

Other expense totaled $46.9 million for the year ended December 31, 2025 as compared to total other expense of $14.9 million for the year ended December 31, 2024. Other expense in 2025 is comprised primarily of debt extinguishment expense of $31.8 million related to our debt restructure and $20.3 million in interest expense related to our debt securities. The $31.8 million loss on debt extinguishment is comprised of a (i) pro rata debt discount of $26.2 million, (ii) Series B Preferred shares issued in settlement of $25.0 million of principal, with a fair value of $21.7 million netting a $3.3 gain, and a pro rata debt discount reduction of $13.0 million, resulting in a net loss of $9.7 million, (iii) amendment fees of $0.9 million, (iv) offset by a gain on the debt principal forgiven of $5.0 million. These increases are partially offset by a change in fair market value of warrant liability in the amount of $5.1 million. Other expense in 2024 is comprised primarily of interest expense of $21.5 million related to our debt securities partially offset by a change in fair market value of warrant liability in the amount of $6.7 million.

Income Tax Benefit

The income tax benefit for the years ended December 31, 2024 and December 31, 2025 were immaterial. The income tax benefit reflects our expected use of losses in the period against future tax obligations. Management evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that we will not recognize the benefits of the deferred tax assets primarily due to us entering into a 3-year cumulative loss position. As a result, a full valuation allowance totaling $29.4 million was recorded as of December 31, 2024 revalued at $37.7 million for the year ended December 31, 2025

Net Loss

We generated a net loss of $69.9 million for the year ended December 31, 2025, as compared to a net loss of $40.6 million for the year ended December 31, 2024. As described above, this result was mainly due to debt extinguishment, partially offset by higher sales of higher margin accessory sales.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience, known trends and events, and other factors we believe to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, and actual results may differ from these estimates under different assumptions or conditions. On a recurring basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in an estimate, if any, are reflected in the consolidated financial statements prospectively from the date of the change in the estimate.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that involve a significant degree of estimation uncertainty at the time the estimate is made; and (2) changes in the estimate that are reasonably likely to occur from period to period, or the use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors. In addition to the estimates described below, there are other items within our financial statements that require estimation, but that we do not consider critical under the definition above. Changes in estimates used in these and other items could have a material impact on our financial statements.

We believe that the following accounting estimates are the most critical to the judgments and assumptions used in the preparation of our financial statements because they involve significant estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition and results of operations.

Inventory Valuation

We maintain reserves for excess and obsolete inventory and for inventory that is carried at amounts in excess of its estimated realizable value. These reserves are inherently judgmental and involve significant estimates regarding expected future demand, product life cycles, pricing, and the recoverability of costs through future sales. In estimating these reserves, we consider factors such as recent sales experience, forecasted demand, the aging of inventories and specific identification of items that may be obsolete or slow-moving.

Changes in these assumptions, including adverse changes in customer demand, technological developments, or pricing pressures, could result in materially different reserve levels and related cost of goods sold in future periods. For example, a decrease in expected demand or sales prices, or an increase in the aging of inventory, could require us to increase our reserves, which would negatively affect our gross margin. Conversely, if actual demand is higher than currently estimated, our reserves could prove to be overstated, resulting in lower cost of goods sold in future periods.

Warrants

We issue warrants to purchase our common stock in connection with certain financing and other transactions. We apply the relevant guidance in ASC 480 and ASC 815 in determining whether warrants should be classified as liabilities or equity. Warrants that are classified as liabilities are initially recorded at fair value and remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

The fair value of liability-classified warrants involves significant judgment, as it is based on valuation models that incorporate various inputs, including our common stock price, expected stock price volatility, expected term, risk-free interest rates and, as applicable, other market-based or contractual features. These inputs are subject to estimation uncertainty and can change over time in response to our operating performance, changes in our capital structure, market conditions or other factors.

Because changes in these inputs directly affect the fair value of the warrants, they can result in material volatility in our reported earnings from period to period. For example, an increase in the price or volatility of our common stock generally increases the fair value of liability-classified warrants and may result in a loss recognized in our statement of operations, whereas decreases in stock price or volatility may result in a gain.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We recognize the financial statement effect of an uncertain tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Recognized tax positions are measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We also establish a valuation allowance to reduce deferred tax assets to an amount that is more likely than not to be realized.

The assessment of the realizability of deferred tax assets and the recognition and measurement of uncertain tax positions involve significant judgment and estimation, including projections of future taxable income, the timing and character of that income, the reversal of existing temporary differences, the outcome of tax examinations and the interpretation of tax laws and regulations in multiple jurisdictions. Our projections of future taxable income are inherently uncertain and subject to change due to changes in our business, our industry, and the overall economic environment.

If actual results differ from our estimates, or if we adjust our estimates in future periods, we may need to increase or decrease our valuation allowance or adjust our uncertain tax positions, which could have a material impact on our effective tax rate, income tax expense and results of operations. For example, evidence of sustained profitability in one or more jurisdictions could result in a reduction of the valuation allowance and a related decrease in income tax expense, whereas evidence of sustained losses or unfavorable changes in tax law could result in an increase in the valuation allowance and higher income tax expense.

Leases

We recognize right-of-use assets and lease liabilities for our operating leases based on the present value of lease payments over the expected lease term. Because our leases generally do not provide an implicit rate, we estimate an incremental borrowing rate to determine the present value of lease payments. Our incremental borrowing rate is derived from market data, including current borrowing rates available to us for similar terms and collateral, as well as broader market interest rate information. We also make judgments regarding the lease term, including renewal and termination options, when it is reasonably certain that such options will be exercised.

These estimates are subjective and can significantly affect the measurement of our right-of-use assets, lease liabilities and related lease cost recognized in the statement of operations. Changes in our assessment of the incremental borrowing rate, or our expectations about exercising renewal or termination options, could result in material changes to the recorded lease liabilities and right-of-use assets and affect the pattern of lease expense recognition over time.

License Arrangement

We have entered into license arrangements under which we receive upfront compensation. We recognize this compensation as revenue over a five-year period, which we believe reflects the pattern in which control of the licensed rights and related services is transferred and the period over which we expect to realize the economic benefits of the arrangement.

The determination of the appropriate recognition pattern involves significant judgment, including our assessment of the nature and timing of performance obligations, the expected duration and level of customer engagement, and the likelihood of renewal or modification of the arrangement. These factors are inherently uncertain and may change over time as we gain more experience with the arrangements or as customer behavior evolves.

If our expectations regarding the timing or amount of the benefits to be provided under these arrangements change, or if we modify or renew the arrangements on terms different from those originally anticipated, we may be required to adjust the recognition pattern, which could result in a material increase or decrease in revenue in one or more reporting periods.

Tariffs

We import certain components used in the manufacturing of our products and are responsible for calculating and paying applicable tariffs and customs duties. Determining the appropriate tariffs involves judgment, including the interpretation and application of customs classifications, trade agreements and dutiable values.

Changes in customs regulations, interpretations by authorities, trade policies, or our sourcing and supply chain strategies could affect the applicable tariff rates or classifications and result in additional assessments, refunds or penalties. To the extent that we are required to pay higher tariffs or duties than currently estimated, or if we are unable to effectively mitigate increases through pricing or supply chain actions, our cost of goods sold and gross margin could be materially affected.

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

The table below presents our adjusted EBITDA, reconciled to net loss for the years ended December 31, 2025 and 2024.

	Years ended December 31,
	2025	2024
	(in thousands)
Net loss Attributable to Common Shareholders	$(70,808)	$(40,615)
Interest Expense	20,265	21,504
Taxes	(94)	-
Depreciation	2,236	1,372
EBITDA	(48,401)	(17,739)
Adjusted for:
Stock-Based Compensation(1)	714	1,020
Loss on Disposal of Assets	126	69
Change in fair market value of warrant liability (2)	(5,117)	(6,684)
Non-Recurring/One-Time Expenses:
Tariff Investigation		463
Patent Litigation and loss on settlement(3)	862	3,124
Reverse Stock Split (4)	76	90
Stryten Licensing Agreement		284
Debt Extinguishment(5)	31,843
Debt Restructure Expenses(6)	2,291
ChEF Equity Facility termination fee(7)	891	-
Preferred Stock Financing Expenses(8)	686
Loss on Impairment of Assets(9)	3,043	873
Prior year tariff estimate adjustment(10)	287
Severance	35
Preferred Stock Dividend(11)	869
Adjusted EBITDA	$(11,795)	$(18,500)

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and Board members.

(2)	Change in fair market value of warrant liabilities represents the change in fair value from the date the warrants were issued through December 31, 2025.

(3)	Litigation Fees and Loss on Settlement includes legal fees and expenses and settlement related to the International Trade Commission ‘ITC’ LithiumHub patent infringement case and others.

(4)	Reverse Stock Split are transfer agent and legal expenses and fees related to the reverse stock split with the SEC.

(5)	Debt discount expensed as part of the restructuring.

(6)	Debt Restructure expenses including legal and professional services.

(7)	Termination fee related to the ChEF Equity Facility.

(8)	Preferred Stock Financing is comprised of the expense relating to the Offerings.

(9)	In 2025, impairment of ROU assets and leasehold improvements from our previous main office, as well as Fernley location and prior storage warehouse. In 2024, impairment of asset previously classified as held for sale.

(10)	Revision to estimate of prior year tariff underpayment.

(11)	Series B Preferred Stock Dividend.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of December 31, 2025, we had cash totaling $18.3 million. We believe that our cash at December 31, 2025 will fund our operations through the end of 2026.

In the year ended December 31, 2025, we raised an aggregate of $90.9 million in net proceeds in connection with our various financings and capital raises throughout the year, as described per raise in the “Overview” section above.

In connection with increased sales year over year, we increased our purchase activities in 2025. As a result, our inventory balance at December 31, 2025 increased by $2.5 million to $24.2 million, compared to $21.7 million at December 31, 2024.

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

Financing Obligations and Requirements

On November 24, 2021, we issued $45.0 million of fixed rate senior notes, secured by among other things, a security interest in our intellectual property. As part of the Business Combination, we entered into a senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan”) pursuant to the Term Loan, Guarantee and Security Agreement (the “Original Term Loan Agreement” and, as amended, the “Term Loan Agreement”) by and among, us, Legacy Dragonfly, Alter Domus (US) LLC, as the Agent to the lenders time-to-time party thereto (such lenders, the “Term Loan Lenders”), the proceeds of which were used to repay the $45.0 million fixed rate senior notes, and ChEF Equity Facility.

As described in “-Liquidity and Capital Resources” above, under the Sixth Amendment, we (i) prepaid $45.0 million of principal using proceeds from the Second October 2025 Offering, (ii) exchanged $25.0 million of principal for redeemable Series B Preferred Stock (convertible at $31.50 per share, with 8% cash and 2% “in kind” dividends), which is redeemable in October 2027 unless otherwise converted by the holder, and (iii) had $5.0 million of principal forgiven by the Term Loan Lenders. Following these transactions, approximately $19.4 million of principal remained outstanding under the Term Loan, bearing 12% interest payable monthly and maturing in October 2027. We paid $0.9 million in fees (half in cash, half added to principal) and obtained covenant waivers through December 2026, subject to maintaining $5.0 million of minimum liquidity.

The Sixth Amendment significantly improved our liquidity by reducing total debt from $93.1 million to approximately $19.4 million and deferring near-term cash interest requirements through the preferred stock exchange and covenant waivers.

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

During the year ended December 31, 2025, we issued 2,316 shares pursuant to the ChEF Purchase Agreement with CCM LLC for aggregate proceeds to us of $0.06 million. The ChEF Purchase Agreement terminated in December 2025. In connection with the July 2025 Offering, we agreed not to sell shares of our common stock for a period of 90 days following the closing of the offering, subject to certain exceptions

In 2024, we identified an underpayment of tariffs to U.S. Customs and Border Protection (“CBP”) in the amount of approximately $1.66 million in the aggregate, related to the improper classification and valuation of certain of the products used in our batteries. We have reported the underpayment to CBP. In June 2025, after a comprehensive review of this tariff calculation, an additional $0.29 million was discovered and also reported to CBP and a payment plan of $0.05 million per week was put into place and as of December 31, 2025, the remaining balance due is $0.6 million.

Going Concern

For the year ended December 31, 2025, we incurred losses and had a negative cash flow from operations. As of December 31, 2025, we had approximately $18.3 million in cash and cash equivalents and a working capital of $ 30.4 million. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements.

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

On February 26, 2025, we entered into a Securities Purchase agreement (“Purchase Agreement”). The Purchase Agreement called for us to authorize a new series of convertible preferred stock of the Company designated as the Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which shall be convertible into shares of the Company’s common stock, and sell to each Buyer an aggregate number of shares of Series A Preferred Stock and 20 warrants, to each buyer, that are convertible to common stock. During the year ended December 31, 2025, we received proceeds of $8,000 less $670 in costs for net proceeds of $7,330 due to the conversion of for the conversion of 800 shares of Series A Preferred Stock for 3,231,462 shares of common stock which we have been using for working capital and general corporate purposes. As of December 31, 2025, all Series A Convertible Preferred Stock has been converted into common stock.

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

In addition, investors received warrants to purchase up to 4,000 shares of Series A Preferred Stock at $10,000 per share, potentially providing up to $40 million in future capital, however, these warrants were cancelled on June 23, 2025.

On July 30, 2025, we received proceeds of $5,495 less $811 in costs, which we have been using for working capital and other general corporate purposes, including the repayment of indebtedness in the ordinary course. Investors received an aggregate of 2,198,000 shares of common stock.

On October 6, 2025, we received proceeds of $26,925, net of costs, in connection with the issuance of 2,300,000 shares of common stock and option to purchase 300,000 shares of common stock. On October 17, 2025, we received additional proceeds of $51,928, net of costs, from the issuance of 3,600,000 shares of common stock and 500,000 pre-funded warrants to purchase shares of common stock. We used the aggregate net proceeds for working capital and other general corporate purposes, including the repayment of indebtedness in the ordinary course of business. Additionally, on October 20, 2025, the Term Loan was restructured and we entered into the Sixth Amendment (the “Sixth Amendment”) with the Term Loan lenders, which included new interest payment terms, $45,000 prepayment in October, and $5,000 debt cancellation. Lastly, as part of the restructuring, on November 4, 2025, we and the lenders entered into an exchange agreement (the “Exchange Agreement”) pursuant to which we issued 25,000 shares of Series B Preferred Stock in exchange for $25,000 outstanding principal amount of the Term Loan. Please see Notes 6 & 10 in our accompanying condensed consolidated financial statements for more information regarding the offerings, term loan amendment, and exchange agreement that occurred in October and November 2025.

Subsequent to year end, on January 30, 2026, weentered into an Equity Distribution Agreement with Canaccord Genuity LLC, as lead agent and representative of the other sales agents, establishing an at-the-market equity offering program under which we may, at our discretion, offer and sell from time to time up to $50 million of its common stock. While we are not obligated to issue any shares under the agreement and retain full control over the timing, amount, pricing, and terms of any sales effected through the lead agent, this agreement provides us with a flexible, readily accessible source of capital to support its liquidity needs, subject to customary closing conditions, a 3% sales commission and reimbursement of specified expenses payable to the agents, and standard indemnification and contribution provisions.

As presented above, strategic initiatives were executed in 2025 and early 2026 in order to alleviate the substantial doubt regarding our ability to continue as a going concern. These initiatives include multiple capital raises totaling a net cash increase of $90.0 million and Term Loan restructuring to reduce principal and interest owed, including a significant principal paydown, partial debt cancellation, and partial principal conversion into preferred shares, along with the at-the-market equity offering program entered into January 2026. With these strong initiatives, along with continued revenue generation anticipated in the next twelve months and our ability to maintain covenant compliance with a monthly liquidity minimum of $5,000, management has concluded that the substantial doubt regarding our ability to continue as a going concern has been mitigated.

In addition, we may need to raise additional debt and/or equity financing to fund our operations, strategic plans, meet our financial covenants under the Term Loan and our redemption obligations under the Series B Preferred Stock and repay our outstanding indebtedness under the Term Loan. We have historically been able to raise additional capital through issuance of equity and/or debt financing and we intend to raise additional capital as needed. However, we cannot guarantee that we will be able to raise additional equity, contain expenses, or increase revenue, and comply with the financial covenants under the Term Loan.

Cash Flows for the Years ended December 31, 2025 and 2024

	Years ended December 31,
	2025	2024
Net Cash provided by/(used in):	(in thousands)
Operating Activities	$(25,968)	$(7,190)
Investing activities	$(1,949)	$(2,676)
Financing activities	$41,338	$2,002

Operating Activities

Net cash used in operating activities was $26.0 million for the year ended December 31, 2025, primarily due to a net loss of during the period and the change in fair market value of the warrant liability, partially offset by a loss on extinguishment of debt and a payment in-kind interest accrued on the Term Loan.

Net cash used in operating activities was $7.2 million for the year ended December 31, 2024, primarily due to a net loss during the period and the change in fair market value of the warrant liability, partially offset by a decrease in inventory as a result of management’s decision to lower overall stocking levels to adjust for more modest demand.

Investing Activities

Net cash used in investing activities was $2.0 million for the year ended December 31, 2025, as compared to $2.7 million for the year ended December 31, 2024. The cash used in investing activities was primarily due to capital expenses to support our core battery business.

Financing Activities

Net cash provided by financing activities was $41.3 million for the year ended December 31, 2025, primarily as a result of net proceeds of $26.9 million from the First October 2025 Offering, $51.9 million from the Second Offering Underwriting Agreement, $7.3 million as part of the Purchase Agreement entered into in February 2025 and $4.7 million as part of the public offering in July 2025 partially offset by $49.1 million partial repayment of the Term Loan.

Net cash provided by financing activities was $2.0 million for the year ended December 31, 2024, primarily as a result of proceeds $2.0 million from the utilization of the ChEF Equity Facility.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating and financing lease liabilities. As of December 31, 2025, we had $2.6 million in short-term operating and financing lease liabilities and $20.5 million in long-term operating and financing lease liabilities.

As disclosed above, we have a Term Loan and as of December 31, 2025, the principal amount outstanding under the Term Loan was $19.3 million.

Additionally, we are required to pay to the holders of the Series B Preferred Stock dividends, which will accrue at 10% per annum, commencing from the Initial Issuance Date, payable (i) 80% in cash and (i) 20% “in kind” and added the Liquidation Preference of such holder’s Series B Preferred Stock. Such dividends are payable quarterly in arrears on the first trading day of each fiscal quarter commencing on the first trading day of the initial fiscal quarter after the date of issuance. Upon the occurrence of certain events, the dividend rate may automatically increase, as described in the Certificate of Designation. Additionally, in connection with any future equity offerings, we are required to use 50% of the net proceeds from such offering to redeem outstanding shares of the Series B Preferred Stock at the Optional Redemption Price. In the event we have not redeemed the outstanding shares of Series B Preferred Stock by October 7, 2027 or upon the occurrence of a Non-Payment Event (as defined in the Certificate of Designation), the holders will have the right to require us to redeem the Series B Preferred Stock at the Optional Redemption Price.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated audited financial statements as of and for the years ended December 31, 2025 and December 31, 2024, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-2.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, management concluded that as of December 31, 2025, the Company did maintain effective disclosure controls and procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, who is also acting as our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, management concluded that, as of December 31, 2025, our internal control over financial reporting was considered effective.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined by Rules 13a015(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) During the fiscal quarter ended December 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table provides information regarding our executive officers and members of our Board of Directors (the “Board”) with their respective ages as of March 26, 2026:

Name	Age	Position(s) Held With Dragonfly
Denis Phares	53	President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
Wade Seaburg	46	Chief Commercial Officer
Tyler Bourns	37	Chief Marketing Officer
Vickram Singh	32	Chief Operating Officer
Luisa Ingargiola	58	Lead Independent Director
Brian Nelson	55	Director
Perry Boyle	62	Director

Executive Officers

Dr. Denis Phares has served as our Chief Executive Officer and Chairman of our Board since October 2022. Since April 2024, Dr. Phares has served as our Interim Chief Financial Officer. Dr. Phares is the co-founder of Dragonfly Energy Corp., a Nevada corporation (“Legacy Dragonfly”) and has served as Legacy Dragonfly’s Chief Executive Officer and Chairman of the board of directors since 2012. From 2005 until 2012, Dr. Phares served as a faculty member of the Aerospace & Mechanical Engineering Department at the University of Southern California, where he worked extensively on renewable energy technologies and received tenure in 2010. Dr. Phares holds an M.B.A. from the University of Nevada - Reno, an M.S. and a Ph.D. in Environmental Engineering Science from the California Institute of Technology and a B.S. in Physics from Villanova University. Dr. Phares is qualified to serve on our Board based on his substantial business, leadership, and management experience as the Chief Executive Officer and Chairman of our Board.

Wade Seaburg has served as our Chief Commercial Officer since February 2025. Prio to that, Mr. Seaburg served as our Chief Revenue Officer from November 2022. Prior to the Business Combination contemplated by that certain Agreement and Plan of Merger, dated May 15, 2022, as amended on July 12, 2022, by and among Chardan NexTech Acquisition 2 Corporation (“CNTQ”) Merger Sub and Legacy Dragonfly, Mr. Seaburg served as an outside contractor for Legacy Dragonfly from December 2018 through May 2021 and as the Director of Outside Sales and Business Development of Legacy Dragonfly from June 2021 through October 2022. Previously, Mr. Seaburg served as a senior account representative within the Distribution Manufactured Structures Division at WESCO International, Inc. (“WESCO”) (NYSE: WCC) from February 2004 to April 2016. After Mr. Seaburg’s time with WESCO, he served as the founder and president of Structure Sales, a company focused on representing industry-leading suppliers to OEMs in the RV and Marine markets, from May 2016 to May 2021. Mr. Seaburg graduated from Purdue University in May 2002 with a B.A. in Industrial Engineering. After graduating from Purdue, Mr. Seaburg completed the Eaton Corporation’s (NYSE: ETN) distinguished Technical Sales Training Program.

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

Dr. Vickram Singh has served as our Chief Operating Officer since February 2025. Prior to the Business Combination, Dr. Singh served as Director of Research and Development. In that capacity, he has been instrumental in overseeing the development of next-generation lithium-ion batteries and manufacturing processes and optimizing all-solid-state battery chemistries for deep-cycle applications. After the Business Combination, Dr. Singh transitioned to overseeing all technical efforts at Dragonfly Energy Corporation - R&D, automation engineering, and pack development. Before joining Dragonfly Energy Corporation, Dr. Vick Singh was a Postdoctoral Research Fellow at the Lawrence Livermore National Laboratory’s Center for Global Security Research. His research focused on international energy development and its impact on foreign policy. Dr. Singh also served as a Nuclear Regulatory Commission Fellow during his Ph.D. studies at the University of Nevada, Reno, and holds a BS in Chemical Engineering from the University of Tennessee, Knoxville.

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

Perry Boyle has served as a member of our Board since October 2022. Prior to the Business Combination, he served on the board of directors of CNTQ from August 2021 to October 2022. Mr. Boyle is the CEO of MITS Capital, a defense technology investment group he founded in New York and Kyiv in 2024. He is also the non-executive chairman of MITS Industries A/S, a Danish defense technology company. From 2009 to the end of 2025, Mr. Boyle served as Chair of BOMA.ngo, the largest African provider of poverty graduation programs. Mr. Boyle was with Point72 and its affiliates and predecessors from 2004 through March 2020. For most of that time, he managed the firm’s global long/short equity investing business. He helped lead Point72’s launch as a registered investment advisor, raising over $6 billion in external capital. Mr. Boyle was a founding partner of Thomas Weisel Partners from 1999 until 2004, and a managing director at Alex Brown & Sons from 1992 to 1999. He began his career as an investment banker with Salomon Brothers Inc. Mr. Boyle received a B.A. in Economics from Stanford University, an M.B.A. from Dartmouth College, and an M.A. from the Fletcher School of Law and Diplomacy at Tufts University. He has a PGCert in Security Studies from King’s College London. He participated in Stanford’s Directors College and executive education in board governance at Wharton. He is a Chartered Financial Analyst. Mr. Boyle is qualified to serve on our Board based on his financial industry leadership, governance expertise, and international capital markets experience.

Board Composition

Our Board currently consists of three classes of a total of four directors. Our directors each serve staggered three-year terms with one class being elected at each year’s annual meeting of stockholders, as follows:

●	Class A, which consists of Perry Boyle, whose term will expire at the 2026 annual meeting of stockholders;

●	Class B, which consists of Brian Nelson, whose term will expire at the 2027 annual meeting of stockholders; and

●	Class C, which consists of Denis Phares and Luisa Ingargiola, whose terms will expire at the 2028 annual meeting of stockholders.

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

Board Committees

Our Board has three standing committees - an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Copies of the charters for each committee are posted under the “Investors” tab on our website, which is located at https://dragonflyenergy.com/.

Audit Committee

The Board has formed an Audit Committee, which currently consists of Luisa Ingargiola, Brian Nelson and Perry Boyle. Each member of the Audit Committee is “independent” as that term is defined under the applicable rules of the SEC and Nasdaq. The Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. In addition, our Board has determined that Ms. Ingargiola qualifies as an audit committee financial expert within the meaning of SEC regulations and the Nasdaq Marketplace Rules.

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

Compensation Committee

The Board has formed a Compensation Committee which consists of Luisa Ingargiola, Brian Nelson and Perry Boyle, all of whom are independent (as that term is defined under the Nasdaq Marketplace Rules). Brian Nelson serves as the chair of the Compensation Committee. The Compensation Committee assists the Board in fulfilling its oversight responsibilities relating to (i) corporate governance practices and policies and (ii) compensation matters, including our directors and senior management’s compensation and the administration of our compensation plans. Our Board determined that each of the members of the compensation committee are a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Nasdaq.

Nominating and Corporate Governance Committee

The Board has formed a Nominating and Corporate Governance Committee, which currently consists of Luisa Ingargiola, Brian Nelson and Perry Boyle, all of whom are independent (as that term is defined under the Nasdaq Marketplace Rules). Brian Nelson serves as the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assesses potential candidates to fill perceived needs on the Board for required, skills, expertise, independence and other factors.

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

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to us trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements in all respects.

Item 11. Executive Compensation

Our Board has formed a Compensation Committee. The Compensation Committee is responsible for reviewing and approving management compensation, including salaries, bonuses, and equity compensation. We seek to provide competitive compensation arrangements that attract and retain key talent necessary to achieve our business objectives.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to each person serving as our Chief Executive Officer during the fiscal year ended December 31, 2025, the two most highly-compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers as of December 31, 2025, and up to two additional individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as an executive officer as of December 31, 2025 for services rendered in all capacities to us for the fiscal year ended December 31, 2025. These individuals are our named executive officers (“NEOs”) for fiscal year 2025.

						Non-Equity	Non-Qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary(1)	Bonus(2)	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dr. Denis Phares	2025	622,000	-	-	-	-	-	-	622,000
Chief Executive Officer, Interim Chief Financial Officer, President	2024	622,000	-	-	-	-	-	-	622,000
Wade Seaburg	2025	340,000	-	-	-	-	-	-	340,000
Chief Commercial Officer	2024	340,000	-	-	-	-	-	-	340,000
Dr. Vickram Singh	2025	351,188	5,000	-	-	-	-	-	356,188
Chief Operating Officer	2024	225,000	-	-	-	-	-	-	225,000

(1)	Subsequent to fiscal year ended December 31, 2025, each of Dr. Phares, Mr. Seaburg and Dr. Singh agreed to reduce their salary by approximately 20% for the remainder of fiscal 2026, effective April 1, 2026. As a result of these reductions, the salaries for the NEOS for the remainder of fiscal 2026 shall be: (i) $497,600 for Dr. Phares; (ii) $221,000 for Mr. Seaburg, and (iii) $280,000 for Dr. Singh.
(2)	The amounts reported in this column represent discretionary bonuses awarded to each executive for performance during the fiscal year ended December 31, 2025.

In 2022, the Compensation Committee engaged Compensia, Inc. as our independent compensation consultant. Compensia, Inc. viewed both executive and director compensation and did not provide us any other services. Compensia, Inc. reported directly to the Compensation Committee and provided guidance on trends in executive and non-employee director compensation, the development of specific executive compensation programs, the composition of our compensation peer group and other matters as directed by the Compensation Committee. Dragonfly Energy Holdings Corp. did not engage an independent compensation consultant for years ended December 31, 2024 or December 31, 2025.

Named Executive Officer Employment Agreements

We have entered into employment agreements with Dr. Phares, dated as of October 11, 2022, Mr. Seaburg, dated as of November 7, 2022, and Dr. Singh, dated as of February 1, 2025.

Each agreement provides for a three-year initial employment term, with automatic three-year renewal terms thereafter, subject to 90 days’ notice of non-renewal by either party. Each agreement also provides for the executive to receive an annual base salary (Dr. Phares - $622,000; Mr. Seaburg - $340,000; Dr. Singh - $350,000) and to be eligible for an annual bonus of up to a specified percentage of the executive’s base salary (Dr. Phares - 100%; Mr. Seaburg - 92%; Dr. Singh - 65%). The executive is generally eligible for an annual bonus only if he remains employed with us through the date the bonus is paid (or if the executive’s employment terminates due to his death or disability during the year). The executive is also eligible to receive a long-term incentive award each fiscal year with a grant-date value not less than a dollar amount specified in the agreement (Dr. Phares - $1,532,000; Mr. Seaburg - $490,000; Dr. Singh - $550,000), with the terms and conditions of each such award to be determined by the Compensation Committee. Each agreement also includes non-competition and non-solicitation covenants that apply for 12 months following the executive’s termination of employment, and certain confidentiality and other covenants.

If the executive’s employment is terminated by us without “cause” or by the executive for “good reason” (as such terms are defined in the employment agreement) and other than a termination in connection with a change in control as described below, the executive would be entitled to receive (i) cash severance equal to 1.5 times the executive’s annual base salary (in the case of Dr. Phares) or 1.0 times the executive’s annual base salary (in the case of Mr. Seaburg and Dr. Singh), payable in installments over two years following the termination date, (ii) reimbursement of monthly COBRA premiums for the executive and his dependents for up to 18 months (in the case of Dr. Phares) or 12 months (in the case of Mr. Seaburg, and Dr. Singh), and (iii) vesting in full of any time-based equity awards granted by us to the executive (with any performance-based awards to remain eligible to vest following termination if the applicable performance conditions are satisfied). In such circumstances, Dr. Phares would also be entitled to receive payment of 1.5 times the annual bonus he would have received for the fiscal year in which his termination occurs, pro-rated to reflect the portion of the fiscal year he was employed prior to his termination.

If, during the period commencing three months before a change in control and ending 12 months after a change in control, the executive’s employment is terminated by us without cause (or as a result of us not renewing the term of the agreement) or by the executive for good reason, the executive would be entitled to receive the severance benefits described in the preceding paragraph (except that the cash severance would be 1.5 times the executive’s base salary for Mr. Seaburg and Dr. Singh, the severance in each case would be payable in a lump sum rather than installments, and the pro-rated bonus provision for Dr. Phares described above would not apply). In addition, the executive’s outstanding stock options granted by us would fully vest and be exercisable for the remainder of the term of the option. In the event any of the executive’s benefits under the agreement would be subject to an excise tax as a “parachute payment” under U.S. tax laws, the executive would be entitled to an additional payment equal to the sum of the excise tax and any additional amount necessary to put the executive in the same after-tax position as if no excise tax has been imposed.

In each case, the executive’s right to receive the severance benefits described above is subject to him providing a release of claims to us and his continued compliance with the restrictive covenants in favor of us in the agreement.

Effective April 12, 2024, we entered into amendments to the employment agreements with Dr. Phares and Mr. Seaburg to amend the terms of their annual equity compensation (the “Amended Employee Agreements”). The Amended Employee Agreements allow us to issue a combination of cash and equity awards on an annual basis up to a specified amount ($1,532,000 for Dr. Phares and $490,000 for Mr. Seaburg), subject to approval and such other terms and conditions imposed by the compensation committee of the board of directors.

On March 15, 2026, Dr. Phares, Mr. Seaburg and Dr. Singh, each agreed to reduce their salary by approximately 20% for the remainder of fiscal 2026, effective April 1, 2026. As a result of these reductions, the salaries for the following executive officers for fiscal 2026 shall be: (i) $497,600 for Dr. Phares; (ii) $221,000 for Mr. Seaburg, and (iii) $280,000 for Dr. Singh.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding options to acquire our common stock held by each of the NEOs as of December 31, 2025, including the vesting dates for the portions of these awards that had not vested as of that date. The NEOs did not hold any other outstanding equity awards as of that date.

	Option Awards
			Equity
			Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised		Option	Option
	Options (#)	Options (#)	Unearned		Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)		Price ($)	Date
Dr. Denis Phares	—	—	4,203	(1)	—	04/12/2034
Wade Seaburg	—	—	1,344	(1)	—	04/12/2034
	82	—	—		53.16	06/09/2030
	71	—	—		53.26	10/19/2030
	985	—	—		260.28	08/04/2031
	353	—	—		260.38	12/06/2031
	50	—	—		263.23	12/06/2031
Dr. Vickram Singh	132	—	—		53.10	06/09/2030
	57	—	—		53.15	10/19/2030
	525	—	—		260.30	12/06/2031
	—	—	222	(2)	—	08/19/2034

(1)	Restricted stock units vest annually as to 1/3rd on April 12, 2025, with the remaining shares vesting in equal annual installments over a period of 2 years.
(2)	Restricted stock units vest annually as to 1/3rd on August 9, 2025, with the remaining shares vesting in equal annual installments over a period of 2 years.

Equity Grants

For services performed during the year ended December 31, 2023, on April 12, 2024, Dr. Phares was granted 6,304 restricted stock units (“RSUs”) and Mr. Seaburg was granted 2,016 RSUs. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. In addition to the RSU awards, our Board also approved the following cash awards to the above referenced employees: (i) $510,666.67 to Dr. Phares; and (ii) $163,333.33 to Mr. Seaburg. Each of the approved cash awards will not be paid out to the employees until we have achieved a minimum cash balance of $30,000,000, and are subject to each employee’s continued employment on the date of payment.

For services performed during the year ended December 31, 2022, on February 10, 2023, Dr. Phares was granted 2,269 RSUs and Mr. Seaburg was granted 726 RSUs. Each grant vested in full on the date of grant.

Prior to his appointment as Chief Operating Officer, Dr. Singh was granted 1,111 RSUs, in which 1,111 vested on February 5, 2024 and 333 RSU’s, in which 111 vested on August 19, 2025, and the remaining shares vest in two equal installments on the first and second anniversaries of the first vesting date.

Subsequent to December 31, 2025, Dr. Phares, Mr. Seaburg and Dr. Singh were each granted option awards under the 2022 Plan (as defined below) as follows: (i) Dr. Phares received options to purchase 38,269 shares of common stock, (ii) Mr. Seaburg received options to purchase 36,607 shares of common stock, and (iii) Dr. Singh received options to purchase 21,534 shares of common stock, in each case at an exercise price of $2.99 per share. The options vest in three equal annual installments, with one-third of the options vesting on April 1, 2026, one-third vesting on April 1, 2027, and the remaining one-third vesting on April 1, 2028, in each case subject to such NEO’s continued service through the applicable vesting date and the terms of the 2022 Plan.

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

No stock options were issued to executive officers in 2025 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

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

Effective on October 7, 2022, we granted each of our Non-Employee Directors then serving of the Board (i.e. Perry Boyle, Luisa Ingargiola, and Brian Nelson) an award of 333 RSUs under the 2022 Plan that are eligible to vest on the first anniversary of the grant date, subject to the director’s continued service on the Board through the vesting date.

On April 12, 2024, we granted each of our Non-Employee Directors then serving on the Board (i.e. Perry Boyle, Luisa Ingargiola, and Brian Nelson) an award of 2,469 RSUs units under the 2022 Plan that are eligible to vest in three equal annual installments, beginning on the first anniversary of the grant date, subject to the director’s continued service on the Board through each vesting date.

Effective on April 1, 2026, each Non-Employee Director agreed to reduce their cash compensation by approximately 20% for the remainder of fiscal 2026. In lieu of such cash compensation, the Non-Employee Directors were granted 13,364 RSUs in the aggregate under the Plan (Mr. Boyle – 4,204 RSUs, Ms. Edmonds – 4,956, and Mr. Nelson – 4,204). The RSUs vest in three equal annual installments, with one-third of the options vesting on April 1, 2026, one-third vesting on April 1, 2027, and the remaining one-third vesting on April 1, 2028, in each case subject to the directors continued service on the Board through the applicable vesting date.

Director Compensation Table - Fiscal 2025

The following table sets forth certain information concerning compensation awarded to, earned by, or paid to our Non-Employee Directors for services on our board during the year ended December 31, 2025. Dr. Phares did not receive any additional compensation for his service on the Board during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Jonathan Bellows	—	—	—	—	—
Perry Boyle	79,750	—	—	—	79,750
Karina Montilla Edmonds, Ph.D.	—	—	—	—	—
Luisa Ingargiola	98,800	—	—	—	98,800
Brian Nelson	60,350	—	—	—	60,350
Rick Parod	14,700	—	—	—	14,700

(1)	The amount reported in this column reflects the grant date fair value of the stock option and/or RSUs granted to the Non-Employee Directors for services performed during the year ended December 31, 2024 under the 2022 Plan as described above and is accounted for in accordance with FASB ASC Topic 718. Please see the section titled “Stock-Based Compensation” in our Notes to Consolidated Financial Statements included in our Annual Report. As of March 26, 2026, Luisa Ingargiola held 6,602 unvested RSUs and Brian Nelson and Perry Boyle held 5,850 unvested RSUs.

(2)	As of December 31, 2025, the following options remained outstanding: (i) Luisa Ingargiola held options exercisable for 1,083 shares of common stock; and (ii) Brian Nelson held options exercisable for 788 shares of common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 26, 2026, with respect to the beneficial ownership of common stock by the following:

●	Each other person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our outstanding shares of common stock;
●	each of our named executive officers;
●	each of our current directors; and
●	all of our executive officers and directors as a group.

Information relating to beneficial ownership of the voting securities by our principal stockholders and management is based upon each person’s information using “beneficial ownership” concepts under the SEC rules. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 26, 2026 (“Presently Exercisable Securities”), are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

The table reflects 12,148,783 shares common stock outstanding as of March 26, 2026 plus any shares issuable upon exercise of Presently Exercisable Securities held by such person or entity.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Holders:
Alyeska Investment Group, L.P.	1,195,792	9.84%

Named Executive Officers and Directors:
Dr. Denis Phares(2)(3)(4)	194,463	1.60%
Wade Seaburg(5)	16,280	*
Dr. Vickram Singh(6)	9,336	*
Luisa Ingargiola(7)	4,713	*
Brian Nelson(8)	4,167	*
Perry Boyle(9)	3,623	*
All Executive Officers and Directors as a group (7 persons):	240,831	1.98%

* Less than one percent.

(1)	Based on the Schedule 13D filed by Alyeska Investments Group, L.P. (“Alyeska”) on February 17, 2026. The business address of Alyeska is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

(2)	Excludes 2,500,000 shares of common stock not yet payable as the earnout contingencies have not yet been met and will not be met within 60 days of March 26, 2026.

(3)	Includes 13,532 shares held on behalf of the Phares 2021 GRAT dated July 9, 2021, of which Dr. Phares is the trustee.

(4)	Includes 12,756 shares of common stock issuable upon exercise of outstanding stock options and 2,102 of restricted stock units exercisable within 60 days of March 26, 2026.

(5)	Includes 13,733 shares of common stock issuable upon exercise of outstanding stock options and 672 of restricted stock units exercisable within 60 days of March 26, 2026.

(6)	Includes 7,178 of restricted stock units exercisable within 60 days of March 26, 2026.

(7)	Includes 1,083 shares of common stock issuable upon exercise of outstanding stock options and 2,475 of restricted stock units exercisable within 60 days of March 26, 2026.

(8)	Includes 788 shares of common stock issuable upon exercise of outstanding stock options and 2,224 of restricted stock units exercisable within 60 days of March 26, 2026.

(9)	Includes 2,224 shares of common stock issuable upon exercise of restricted stock units exercisable within 60 days of March 26, 2026.

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

The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans under equity compensation (excluding) securities reflected in column (a)
Plan Category	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders (1)	41,926	$122,87	1,005,470

Equity compensation plans not approved by security holders	—	—	—

Total	41,926	$122,87	1,005,470

(1) The amounts shown in this row include securities under the 2022 Plan, 2021 Plan and 2019 Plan.

(2) In accordance with the “evergreen” provision in the 2022 Plan, an additional 483,149 shares were automatically made available for issuance on the first trading day of 2026, which represents an amount equal 4% of the number of shares outstanding on December 31, 2025. In accordance with the “evergreen” provision in the ESPP, an additional 120,787 shares were automatically made available for issuance on the first trading day of 2026, which represents an amount equal to 1% of the number of shares of common stock issued and outstanding on December 31, 2025. The shares made available pursuant to the “evergreen” provisions are excluded from this calculation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Other than compensation arrangements for our Named Executive Officers and directors, which are described in the section entitled “Executive Compensation,” we have had the following transactions or series of similar transactions, since January 1, 2024, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Agreements with Directors and Officers

Promissory Notes with Brian Nelson

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

Our Board of Directors has determined that Perry Boyle, Brian Nelson, and Luisa Ingargiola are an “independent directors” as such term is defined under the applicable rules of Nasdaq.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

On March 31, 2025, CBIZ CPAs P.C. (“CBIZ”) was appointed as our independent registered public accounting firm. Marcum LLP (“Marcum”), which was acquired by CBIZ, served as our independent registered public accounting firm from November 15, 2023 until March 31, 2025. The following table summarizes the aggregate fees billed, or reasonably expected to be billed, to us by CBIZ and Marcum for professional services rendered during the twelve months ended December 31, 2025, and 2024:

Fee Category	Twelve months ended December 31, 2025	Twelve months ended December 31, 2024
Audit fees (1)	$723,282	$605,440
Audit-related fees (2)	—	-
Tax fees (3)	—	-
All other fees (4)	—	-
Total Fees (5)	$723,282	$605,440

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

(5)	For the year ended December 31, 2025, the above audit fees were all billed by CBIZ CPAs P.C. For the year ended December 31, 2024, the above audit fees were all billed by Marcum LLP.

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

3.	Exhibits

		Incorporated By Reference
Exhibit No .	Description	Form	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of May 15, 2022, by and among Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.), Bronco Merger Sub, Inc. and Dragonfly Energy Corp. (included as Annex A to the proxy statement/prospectus).	S-4	2.1	07/22/2022
2.2	Amendment to Agreement and Plan of Merger, dated as of July 12, 2022, by and among Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.), Bronco Merger Sub, Inc. and Dragonfly Energy Corp.	S-4	2.1(a)	07/22/2022
2.3	Plan of Conversion.	8-K	2.1	03/31/2023
3.1	Articles of Incorporation of Dragonfly Energy Holdings Corp.	8-K	3.1	03/31/2023
3.2	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., dated November 29, 2023.	8-K	3.1	11/29/2023
3.3	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., as filed with the Secretary of State of the State of Nevada, dated November 19, 2024.	8-K	3.1	11/22/2024
3.4	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., dated April 25, 2025.	8-K	3.1	04/28/2025
3.5	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., as filed with the Secretary of State of the State of Nevada, dated December 15, 2025.	8-K	3.1	12/18/2025
3.5	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series A Convertible Preferred Stock of Dragonfly Energy Holdings Corp.	8-K	3.1	02/27/2025
3.6	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series B Convertible Preferred Stock.	8-K	3.1	11/04/2025
3.7	Bylaws of Dragonfly Energy Holdings Corp.	8-K	3.2	03/31/2023
4.1	Specimen Common Stock Certificate of Dragonfly Energy Holdings Corp.	8-K	4.1	10/11/2022
4.2	Form of $10 Warrant of Dragonfly Energy Holdings Corp.	8-K	4.2	10/11/2022
4.3	Form of Penny Warrant of Dragonfly Energy Holdings Corp.	8-K	4.3	10/11/2022
4.4	Warrant Agreement, dated as of October 19, 2022, between Dragonfly Energy Holdings Corp. and American Stock Transfer & Trust Company, LLC.	S-1	4.4	10/21/2022
4.5	Specimen Warrant Certificate of Dragonfly Energy Holdings Corp.	10-K	4.5	04/17/2023
4.6	Promissory Note of the Company, dated March 5, 2023.	8-K	4.1	03/09/2023
4.7	Form of June 2023 Warrant.	8-K	4.1	06/21/2023
4.8	Form of Underwriters’ Warrant.	S-1/A	4.8	06/14/2023
4.9	Form of December 2023 Lender Penny Warrant.	8-K	4.1	12/29/2023
4.10	Form of January Note.	8-K	4.1	03/04/2024
4.11	Form of February Note.	8-K	4.1	03/04/2024
4.12	Form of May 2024 Penny Warrant.	10-Q	4.3	05/14/2024
4.13	Form of June 2024 Penny Warrant.	8-K	4.1	07/01/2024
4.14	Form of September 2024 Penny Warrant.	8-K	4.1	10/07/2024
4.15	Form of December 2024 Penny Warrant.	8-K	4.1	01/03/2025
4.16	Form of Private Placement Warrant.	8-K	4.1	02/27/2025
4.17	Form of February 2025 Penny Warrant.	8-K	4.2	02/27/2025
4.18	Form of October 2025 Pre-Funded Warrant.	8-K/A	4.1	10/16/2025
4.19*	Description of Securities.

10.1	Sponsor Support Agreement, dated as of May 15, 2022, by and among Chardan NexTech Investments 2 LLC, Dragonfly Energy Corp. and Chardan NexTech Investments 2 LLC (included as Annex E to the proxy statement/prospectus).	S-4	10.4	07/22/2022
10.2	Commitment Letter, dated as of May 15, 2022, by and among Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.), Dragonfly Energy Corp., CCM Investments 5 LLC and EICF Agent LLC (included as Annex J to the proxy statement/prospectus).	S-4	10.5	07/22/2022
10.3	Equity Facility Letter Agreement, dated as of May 15, 2022, by and among Dragonfly Energy Corp., Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.) and CCM Investments 5 LLC (included as Annex K to the proxy statement/prospectus).	S-4	10.6	07/22/2022
10.4	Subscription Agreement, dated as of May 15, 2022, between Dragonfly Energy Holdings Corp. (f/k/a Chardan NexTech Acquisition 2 Corp.) and Chardan NexTech Investments 2 LLC (included as Annex F to the proxy statement/prospectus).	S-4	10.7	07/22/2022
10.5++	Dragonfly Energy Holdings Corp. 2022 Equity Incentive Plan.	8-K	10.5	10/11/2022
10.6++	Dragonfly Energy Holdings Corp. Employee Stock Purchase Plan.	8-K	10.6	10/11/2022
10.7	Multi-tenant Industrial Triple Net Lease, dated as of March 1, 2021, between Dragonfly Energy Corp. and Icon Reno Property Owner Pool 3 Nevada, LLC.	S-4	10.11	07/22/2022
10.8	Lease, dated as of February 8, 2022, between Dragonfly Energy Corp. and Prologis, L.P.	S-4	10.12	07/22/2022
10.9#	Purchase Agreement, dated as of October 7, 2022, between Dragonfly Energy Holdings Corp. and Chardan Capital Markets LLC.	8-K	10.10	10/11/2022
10.10	Registration Rights Agreement, dated as of October 7, 2022, between Dragonfly Energy Holdings Corp. and Chardan Capital Markets LLC.	8-K	10.11	10/11/2022
10.11	Term Loan Agreement, dated as of October 7, 2022, by and among the Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.12	10/11/2022
10.12	Pledge Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp. and Alter Domus (US) LLC.	8-K	10.13	10/11/2022
10.13++	Employment Agreement, dated as of January 1, 2022, by and between Dragonfly Energy Corp. and Denis Phares.	8-K	10.14	10/11/2022
10.14++	Amendment to Employment Agreement, dated as of May 15, 2022, by and between Dragonfly Energy Corp. and Denis Phares.	8-K	10.15	10/11/2022
10.15++	Dragonfly Energy Corp. 2019 Stock Incentive Plan.	8-K	10.19	10/11/2022
10.16++	Dragonfly Energy Corp. 2021 Stock Incentive Plan.	8-K	10.20	10/11/2022
10.17	Amended and Restated Registration Rights Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp. and each of the stockholders thereto.	8-K	10.21	10/11/2022
10.18++	Revised Director Compensation Policy.	10-K	10.19	03/31/2025
10.19++	Employment Agreement, dated as of October 11, 2022, by and between Dragonfly Energy Holdings Corp. and Denis Phares.	S-1	10.23	11/4/2022
10.20	Asset Purchase Agreement, dated April 22, 2022, by and among Dragonfly Energy Corp., Thomason Jones Company, LLC, William Thomason and Richard Jones.	10-K	10.28	04/17/2023
10.21	Manufacturing Supply Agreement, dated November 19, 2021, by and between Dragonfly Energy Holdings Corp. and Keystone RV Company.	10-K	10.29	04/17/2023

10.22	Asset Purchase Agreement, dated January 1, 2022, by and between Dragonfly Energy Holdings Corp. and Bourns Productions, Inc.	10-K	10.30	04/17/2023
10.23	Assignment and Assumption Agreement, dated January 1, 2022, by and between Dragonfly Energy Corp. and Bourns Productions, Inc.	10-K	10.31	04/17/2023
10.24	Assignment and Assumption of Lease Agreement, dated January 1, 2022, by and among Dragonfly Energy Corp., Bourns Productions, Inc. and Los Angeles & Steel Co.	10-K	10.32	04/17/2023
10.25	Research and Development Lab Lease, dated April 25, 2019, by and between Dragonfly Energy Corp. and BRE RS Greg Park Owner LLC.	10-K	10.33	04/17/2023
10.26	Amendment No. 1 to Research and Lab Lease, dated March 12, 2020, by and between Dragonfly Energy Corp. and DRE RS Greg Park Owner LLC.	10-K	10.34	04/17/2023
10.27	Amendment No. 2 to Research and Lab Lease, dated July 27, 2020, by and between Dragonfly Energy Corp. and DRE RS Greg Park Owner LLC.	10-K	10.35	04/17/2023
10.28	Amendment No. 3 to Research and Lab Lease, dated August 26, 2020, by and between Dragonfly Energy Corp. and DRE RS Greg Park Owner LLC.	10-K	10.36	04/17/2023
10.29	Amendment No. 4 to Research and Lab Lease, dated December 16, 2020, by and between Dragonfly Energy Corp. and BRS RS Greg Park Owner LLC.	10-K	10.37	04/17/2023
10.30	Amendment No. 5 to Research and Lab Lease, dated January 28, 2022, by and between Dragonfly Energy Corp. and BRS RS Greg Park Owner LLC.	10-K	10.38	04/17/2023
10.31	Limited Waiver, dated as of March 29, 2023, to the Term Loan, Guarantee and Security Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	03/29/2023
10.32	Limited Waiver, dated as of December 29, 2023, to the Term Loan, Guarantee and Security Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	12/29/2023
10.33++	Employment Agreement, dated as of November 7, 2022, by and between Dragonfly Energy Holdings Corp. and Wade Seaburg.	10-K	10.42	04/16/2024
10.34++	Employment Agreement, dated as of November 7, 2022, by and between Dragonfly Energy Holdings Corp. and Tyler Bourns.	10-K	10.43	04/16/2024
10.35	Fernley Lease, dated April 12, 2024, by and between Dragonfly Energy Corp., Cottonmill Properties, LLC, and Marlene Thier.	10-K	10.44	04/16/2024
10.36++	Amendment No. 1 to Employment Agreement, effective as of April 12, 2024, by and between Dragonfly Energy Holdings Corp. and Denis Phares.	10-K	10.45	04/16/2024

10.37++	Amendment No. 1 to Employment Agreement, effective as of April 12, 2024, by and between Dragonfly Energy Holdings Corp. and Wade Seaburg.	10-K	10.46	04/16/2024
10.38++	Amendment No. 1 to Employment Agreement, effective as of April 12, 2024, by and between Dragonfly Energy Holdings Corp. and Tyler Bourns.	10-K	10.47	04/16/2024
10.39	Limited Waiver, dated as of May 13, 2024, to the Term Loan, Guarantee and Security Agreement, dated as of October 7, 2022, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	10-Q	10.1	05/14/2024
10.40	Amended and Restated ChEF Purchase Agreement, by and between Chardan Capital Markets LLC and Dragonfly Energy Holdings Corp., dated May 20, 2024.	8-K	10.1	05/20/2024
10.41	Limited Waiver and First Amendment to Term Loan, Guarantee and Security Agreement, dated as of June 28, 2024, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	07/01/2024
10.42#	Trademark License Agreement, by and among Dragonfly Energy Corp., Battle Born Battery Products, LLC, and Stryten Energy LLC, dated as of July 29, 2024.	8-K/A	10.1	08/01/2024
10.43#	Trademark Transfer and License-Back Agreement, by and between Dragonfly Energy Corp. and Battle Born Battery Products, LLC, dated as of July 29, 2024.	8-K/A	10.2	08/01/2024
10.44#	Limited Waiver, Consent and Second Amendment to Term Loan, Guarantee and Security Agreement, dated as of July 29, 2024, by and among Dragonfly Energy Corp., Dragonfly Energy Holdings Corp., Battle Born Battery Products, LLC, the lenders from time-to-time party thereto and Alter Domus (US) LLC.	8-K/A	10.3	08/01/2024
10.45	Joinder Agreement, by Battle Born Battery Products, LLC and acknowledged by Dragonfly Energy Corp., and Dragonfly Energy Holdings Corp., dated as of July 29, 2024.	8-K/A	10.4	08/01/2024
10.46	Limited Waiver and Third Amendment to Term Loan, Guarantee and Security Agreement, dated as of September 30, 2024, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	10/07/2024
10.47	Limited Waiver and Fourth Amendment to Term Loan, Guarantee and Security Agreement, dated as of December 31, 2024, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., Battle Born Battery Products, LLC, the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	01/03/2025
10.48++	Employment Agreement by and between Vickram Singh and Dragonfly Energy Holdings Corp, dated February 1, 2025.	8-K	10.1	02/05/2025
10.49#	Form of Securities Purchase Agreement, dated February 26, 2025, by and between Dragonfly Energy Holdings Corp. and the investor listed on the Schedule of Buyers thereto.	8-K	10.1	02/27/2025
10.50	Form of Registration Rights Agreement, dated February 26, 2025, by and between Dragonfly Energy Holdings Corp. and the investor listed on the Schedule of Buyers thereto.	8-K	10.2	02/27/2025

10.51#	Fifth Amendment to Term Loan, Guarantee and Security Agreement, dated as of February 26, 2025, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., Battle Born Battery Products, LLC, the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.4	02/27/2025
10.52	Form of Settlement and Mutual Release Agreement, dated July 20, 2025, by and between the Company and the investor party thereto.	8-K	10.1	07/21/2025
10.53++	Amendment to the Dragonfly Energy Holdings Corp.’s 2022 Equity Incentive Plan.	8-K	10.1	10/15/2025
10.54	Sixth Amendment to Term Loan, Guarantee and Security Agreement, dated as of October 20, 2025, by and among the Company, Dragonfly Energy Corp., Battle Born Battery Products, LLC, the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	10/20/2025
10.55	Exchange Agreement, dated November 4, 2025, by and among Dragonfly Energy Holdings Corp. and the lenders party thereto.	8-K	10.1	11/05/2025
10.56	Equity Distribution Agreement, dated January 30, 2026, by and between Dragonfly Energy Holdings Corp. and Canaccord Genuity, LLC.	8-K	1.1	01/30/2026
16.1	Letter dated March 24, 2025 from Marcum LLP to the Securities and Exchange Commission.	8-K	16.1	03/24/2025
19.1	Insider Trading Policy.	10-K	19.1	03/31/2025
21.1	List of Subsidiaries.	10-K	21.1	03/31/2025
23.1*	Consent of CBIZ CPAs P.C.
23.2*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
97.1	Dragonfly Energy Holdings Corp. Compensation Recovery Policy.	10-K	97.1	04/16/2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

# Portions of schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

++ Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Reno, Nevada, on the 30th day of March, 2026.

DRAGONFLY ENERGY HOLDINGS CORP.

By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer, Interim Chief Financial Officer and President
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Dragonfly Energy Holdings Corp.

Signature	Title	Date

/s/ Denis Phares	Chief Executive Officer, Interim Chief Financial Officer, President and Chairman	March 30, 2026
Denis Phares	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Perry Boyle	Director	March 30, 2026
Perry Boyle

/s/ Luisa Ingargiola	Director	March 30, 2026
Luisa Ingargiola

/s/ Brian Nelson	Director	March 30, 2026
Brian Nelson

Item 8. Financial Statements and Supplemental Data

DRAGONFLY ENERGY HOLDINGS CORP.

Dragonfly Energy Holdings Corp.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Dragonfly Energy Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dragonfly Energy Holdings Corp. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2023 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY
March 30, 2026

Dragonfly Energy Holdings Corp.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Dragonfly Energy Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dragonfly Energy Holdings Corp. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America

Explanatory Paragraph – Going Concern

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

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor from 2023 to 2025.

New York, NY
March 31, 2025, except for the effect of the reverse stock split described in Note 1, as to which the date is March 30, 2026

Dragonfly Energy Holdings Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	2025	2024

Current Assets
Cash and cash equivalents	$18,270	$4,849
Accounts receivable, net of allowance for credit losses	4,215	2,416
Inventory	24,234	21,716
Prepaid expenses	1,088	806
Prepaid inventory	937	1,362
Prepaid income tax	353	307
Assets held for sale	-	644
Other current assets	1,083	825
Total Current Assets	50,180	32,925
Property and Equipment
Machinery and equipment	17,794	16,778
Office furniture and equipment	432	355
Leasehold improvements	7,563	9,103
Vehicle	33	33
Total	25,822	26,269
Less accumulated depreciation and amortization	(5,081)	(4,162)
Property and Equipment, Net	20,741	22,107
Operating lease right of use asset, net	15,240	19,737
Other assets	388	445
Total Assets	$86,549	$75,214
Current Liabilities
Accounts payable	$10,322	$10,716
Accrued payroll and other liabilities	4,053	4,129
Accrued tariffs	943	1,915
Accrued settlement, current portion	-	750
Customer deposits	121	317
Deferred revenue, current portion	1,000	1,000
Uncertain tax position liability	-	55
Dividends Payable	317	-
Notes payable, current portion, net of debt issuance costs	433	-
Operating lease liability, current portion	2,533	2,926
Financing lease liability, current portion	35	47
Total Current Liabilities	19,757	21,855
Long-Term Liabilities
Deferred revenue, net of current portion	2,583	3,583
Warrant liabilities	713	5,133
Accrued settlement, net of current portion	-	1,750
Notes payable, non current portion, net of debt issuance costs	9,212	29,646
Operating lease liability, net of current portion	20,470	22,588
Financing lease liability, net of current portion	28	63
Total Long-Term Liabilities	33,006	62,763
Total Liabilities	52,763	84,618
Commitments and Contingencies (See Note 5)
Redeemable Preferred Stock
Preferred stock-Series A, 5,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Preferred stock-Series B, 25,000 shares at $0.0001 par value, authorized, 25,000 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	22,256	-
Stockholders’ Equity (Deficit)
Preferred stock, 4,995,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Common stock, 400,000,000 shares at $0.0001 par value, authorized, 12,078,713 and 723,265 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	-
Additional paid in capital	163,622	72,750
Accumulated deficit	(152,093)	(82,154)
Total Stockholders’ Equity (Deficit)	11,530	(9,404)
Total Liabilities, Series B Preferred Stock and Stockholders’ Equity (Deficit)	$86,549	$75,214

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Consolidated Statements of Operations

Years Ended December 31, 2025 and 2024

(in thousands, except share and per share data)

	2025	2024

Net Sales	$58,630	$50,645

Cost of Goods Sold	42,983	39,019

Gross Profit	15,647	11,626

Operating Expenses
Research and development	2,981	5,451
General and administrative	22,992	21,909
Selling and marketing	10,180	10,025
Loss on impairment of right-of-use assets	2,667	-

Total Operating Expenses	38,820	37,385

Loss From Operations	(23,173)	(25,759)

Other (Expense) Income
Interest expense, net	(20,265)	(21,504)
Other (expense) income	131	(36)
Change in fair market value of warrant liability	5,117	6,684
Debt extinguishment	(31,843)	-
Total Other Expense	(46,860)	(14,856)

Net Loss Before Taxes	(70,033)	(40,615)

Income Tax Expense (Benefit)	(94)	-

Net Loss	$(69,939)	$(40,615)
Less: Preferred Stock Dividends	(869)	-
Net Loss Attributable to Common Shareholders	$(70,808)	$(40,615)

Loss Per Share- Basic & Diluted	$(14.80)	$(59.15)

Weighted Average Number of Shares - Basic & Diluted	4,783,337	686,683

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Consolidated Statements of Shareholders’ Equity (Deficit)

Years Ended December 31, 2025 and 2024

(in thousands, except share data)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2024	-	-	669,559	$-	$69,451	$(41,539)	$27,912

Net loss	-	-	-	-	-	(40,615)	(40,615)
Adjustment due to the rounding impact from the reverse stock split in lieu of issuing fractional shares	-	-	12,341	-	-	-	-
Common stock issued in public offering (ATM), net of costs	-	-	35,042	-	2,025	-	2,025
Share issuance under ESPP	-	-	6,118	-	250	-	250
Share cancellation	-	-	(5)	-	-	-	-
Exercise of stock options	-	-	124	-	4	-	4
Shares issued for vested restricted stock units	-	-	86	-	-	-	-
Stock compensation expense	-	-	-	-	1,020	-	1,020

Balance - December 31, 2024	-	-	723,265	-	72,750	(82,154)	(9,404)

Net loss	-	-	-	-	-	(69,939)	(69,939)
Adjustment due to the rounding impact from the reverse stock split in lieu of issuing fractional shares	-	-	(74)	-	-	-	-
Common stock issued in public offering (ATM), net of costs	-	-	2,316	-	63	-	63
Common stock issued in public offering, net of costs	-	-	8,098,000	1	83,537	-	83,538
Redeemable preferred stock issued, net	800	7,330	-	-	-	-	-
Share issuance under ESPP	-	-	13,208	-	97	-	97
Shares issued for vested restricted stock units	-	-	10,536	-	-	-	-
Conversion of preferred to common	(800)	(7,330)	3,231,462	-	7,330	-	7,330
Dividends Preferred Series B - Paid-in-kind	-	-	-	-	(79)	-	(79)
Dividends Preferred Series B	-	-	-	-	(317)	-	(317)
Accretion of discount on Series B Preferred	-	-	-	-	(473)	-	(473)
Stock compensation expense	-	-	-	-	714	-	714

Balance - December 31, 2025	-	-	12,078,713	$1	$163,622	$(152,093)	$11,530

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Consolidated Statements of Cash Flows

Years Ended December 31, 2025 and 2024

(in thousands)

	2025	2024
Cash flows from Operating Activities
Net Loss	$(69,939)	$(40,615)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Stock based compensation	714	1,020
Amortization of debt discount	7,591	7,241
Change in fair market value of warrant liability	(5,117)	(6,684)
Non-cash interest expense (paid-in kind)	12,047	10,058
Debt restructuring fees (paid-in-kind)	465	-
Provision for credit losses	140	3
Depreciation and amortization	2,236	1,372
Amortization of right of use of assets	2,472	2,231
Loss on disposal of property and equipment	199	-
Loss on impairment of right-of-use assets	2,667	-
Loss on impairment of assets	-	873
Loss on extinguishment of debt	31,843	-
Write-off of prepaid inventory	-	69
Changes in Assets and Liabilities
Accounts receivable	(1,939)	(780)
Inventories	(2,518)	17,062
Prepaid expenses	(282)	170
Prepaid inventory	425	(50)
Prepaid income tax	(46)	-
Other current assets	(258)	(707)
Other assets	57	(445)
Accounts payable and accrued expenses	1,151	(4,029)
Operating lease liabilities	(3,153)	(1,344)
Accrued tariffs	(972)	202
Accrued settlement	(2,500)	2,500
Deferred revenue	(1,000)	4,583
Uncertain tax position liability	(55)	(36)
Customer deposits	(196)	116
Total Adjustments	43,971	33,425
Net Cash Used in Operating Activities	(25,968)	(7,190)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	-	8
Purchase of property and equipment	(1,949)	(2,684)
Net Cash Used in Investing Activities	(1,949)	(2,676)

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2025 and 2024

(in thousands)

(continued from previous page)	2025	2024
Cash Flows From Financing Activities
Proceeds from public offering	83,538	-
Proceeds from public offering (ATM), net	63	2,043
Proceeds from note payable, related party	-	2,700
Repayment of note payable, related party	-	(2,700)
Repayment of note payable	(49,081)	-
Proceeds from preferred stock offering, net of fees	7,330	-
Principal payments on finance leases	(47)	(45)
Proceeds from exercise of options	-	4
Payment of debt financing fees	(465)	-
Net Cash Provided by Financing Activities	41,338	2,002

Net Increase (Decrease) in cash and cash equivalents	13,421	(7,864)
Beginning Cash and cash equivalents - beginning of year	4,849	12,713
Ending Cash and cash equivalents - end of year	$18,270	$4,849

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$7	$-
Cash paid for interest	$5	$6,288
Supplemental Non-Cash Investing and Financing Activities
Purchases of property and equipment, not yet paid	$179	$1,703
Recognition of right of use asset obtained in exchange for operating lease liability	$642	$18,653
Recognition of leasehold improvements obtained in exchange for operating lease liability	$-	$4,683
Recognition of machinery & equipment obtained in exchange for financing lease liability	$-	$53
Recognition of warrant liability - Investor Warrants	$697	$-
Conversion of preferred stock to common stock	$7,330	$-
Accrued dividends	$317	$-
Dividends paid in kind	$79	$-
Accretion of preferred stock discount	$473	$-
Conversion of notes payable to preferred shares	$25,000	$-
Recognition of warrant liability - Penny Warrants	$-	$7,354
Settlement of accrued liability for employee stock purchase plan	$97	$250
Reclassification of assets held for sale to machinery and equipment	$644	$-
Reclassification of assets held for sale	$-	$644

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

On November 12, 2024, the Company’s Board of Directors approved a 1-for-9 reverse stock split of the Company’s common stock, par value $0.0001 per share (“Common Stock”) and a corresponding proportional reduction in the number of common stock shares issued and outstanding. The reverse stock split was effected upon market open on November 22, 2024, (the “Effective Date”), and shares of Common Stock began trading on a split-adjusted basis as of market open on November 22, 2024.

On December 15, 2025, the Company’s Board of Directors approved a 1-for-10 reverse stock split of the Company’s common stock, par value $0.0001 per share and a corresponding proportional reduction in the number of common stock shares issued and outstanding. The reverse stock split was effected upon market open on December 18, 2025, and shares of Common Stock began trading on a split-adjusted basis as of market open on December 18, 2025.

All shares of Common Stock, stock option awards and per share amounts contained in the Consolidated Financial Statements and Notes have been retroactively adjusted to reflect the 1-for-10 reverse stock split.

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

For the years ended December 31, 2025 and 2024, the Company incurred losses from operations and had negative cash flow from operations. As of December 31, 2025, the Company had $18,270 in cash and cash equivalents and a working capital of $30,423. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements.

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

On February 26, 2025, the Company entered into a Securities Purchase agreement (“Purchase Agreement”). The Purchase Agreement called for the Company to authorize a new series of convertible preferred stock of the Company designated as the Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which shall be convertible into shares of the Company’s common stock, and sell to each Buyer an aggregate number of shares of Series A Preferred Stock and 20 warrants, to each buyer, that are convertible to common stock. During the year ended December 31, 2025, the Company received proceeds of $8,000 less $670 in costs for net proceeds of $7,330 due to the conversion of 800 shares of Series A Preferred Stock for 3,231,462 shares of common stock which the Company has been using for working capital and general corporate purposes. As of December 31, 2025, all Series A Convertible Preferred Stock has been converted into common stock.

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

On July 30, 2025, the Company received proceeds of $5,495 less $811 in costs, which the Company has been using for working capital and other general corporate purposes, including the repayment of indebtedness in the ordinary course. Investors received an aggregate of 2,198,000 shares of common stock.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Going Concern (Continued)

On October 6, 2025, the Company received proceeds of $26,925, net of costs, in connection with the issuance of 2,300,000 shares of common stock and option to purchase 300,000 shares of common stock. The Company used the proceeds to make a $4,000 prepayment on the Term Loan. On October 17, 2025, the Company received additional proceeds of $51,928, net of costs, from the issuance of 3,600,000 shares of common stock and 500,000 pre-funded warrants to purchase shares of common stock. The Company used the aggregate net proceeds for working capital and other general corporate purposes, including the repayment of indebtedness in the ordinary course of business. Additionally, on October 20, 2025, the Term Loan was restructured and the Company entered into the Sixth Amendment (the “Sixth Amendment”) with the Term Loan lenders, which included new monthly interest payment terms, $45,000 prepayment in October, and $5,000 debt cancellation. Lastly, as part of the restructuring, on November 4, 2025, the Company and the lenders entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Company issued 25,000 shares of Series B Preferred Stock in exchange for $25,000 outstanding principal amount of the Term Loan. Please see Note 6 & 10 for more information regarding the offerings, term loan amendment, and exchange agreement that occurred in October and November 2025.

Subsequent to year end, on January 30, 2026, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC, as lead agent and representative of the other sales agents, establishing an at-the-market equity offering program under which the Company may, at its discretion, offer and sell from time to time up to $50 million of its common stock. While the Company is not obligated to issue any shares under the agreement and retains full control over the timing, amount, pricing, and terms of any sales effected through the lead agent, this agreement provides the Company with a flexible, readily accessible source of capital to support its liquidity needs, subject to customary closing conditions, a 3% sales commission and reimbursement of specified expenses payable to the agents, and standard indemnification and contribution provisions.

As presented above, strategic initiatives were executed in 2025 and early 2026 in order to alleviate the substantial doubt regarding the Company’s ability to continue as a going concern. These initiatives include multiple capital raises totaling a net cash increase of $90,930 and Term Loan restructuring to reduce principal and interest owed, including a significant principal paydown, partial debt cancellation, and partial principal conversion into preferred shares, along with the at-the-market equity offering program entered into January 2026. With these strong initiatives, along with continued revenue generation anticipated in the next twelve months and the Company’s ability to maintain covenant compliance with a monthly liquidity minimum of $5,000, management has concluded that the substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated.

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, the Company held no Cash Equivalents.

From time to time the Company has amounts on deposit with financial institutions that exceed federally insured limits. The Company has not experienced any significant losses in such accounts.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

The Company’s trade receivables are recorded when billed and represent claims against third parties that will be settled in cash. Generally, payment is due from customers within 30-90 days of the invoice date and the contracts do not have significant financing components. Trade accounts receivables are recorded gross and are net of any applicable allowance. The allowance for credit losses as of December 31, 2025 and 2024 were not material.

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

Assets Held for Sale

Assets held for sale are valued at the lower of the carrying amount or the net realizable value estimated at December 31, 2025. Impairment to carrying amounts are recognized to non-operating expenses. The Assets held for sale, or the disposal group, consists of two research and development pieces of equipment that were not in use yet. Due to the nature of the disposal group being long-lived assets, the disposal group qualifies for the held for sale classification, as defined in ASC 360. Due to the Company shifting its focus from research and development efforts to product development, these assets would be put into service at an undeterminable time in the future and therefore, a search for a potential buyer was conducted. The sale was expected to be completed in the second quarter, but unforeseen circumstances forced the buyer to back out. Due to not being able to locate another buyer, the assets held for sale were reclassified as Property and Equipment as of December 31, 2025.

Property and Equipment

Property and equipment are stated at cost, including the cost of significant improvements and renovations. Cost includes the purchase price and any costs directly attributable to bringing the asset to the location and condition necessary for it to be capable of operating as intended, which may include internal labor and related benefits of employees directly involved in the design, construction and installation of property and equipment, as well as applicable allocated overhead. Costs of routine repairs and maintenance are charged to expense as incurred. Depreciation and amortization are calculated by the straight-line method over the estimated useful lives for owned property or, for leasehold improvements, over the shorter of the asset’s useful life or the term of the lease. Depreciation expense for the years ended December 31, 2025 and 2024 was $2,236 and $1,372, respectively.

During the year ended December 31, 2025, the Company began capitalizing certain internal engineering labor costs directly attributable to the construction of property and equipment; the impact of this change on the Company’s financial statements was not material.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of these asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. When indications of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets’ carrying value, the related assets will be written down to fair value. For the years ended December 31, 2025, and December 31, 2024, the Company recorded an impairment of $0 and $873, respectively, in connection with the Assets Held for Sale on the Consolidated Statement of Operations. For the year ended December 31, 2025 and 2024, the Company recorded an impairment of $2,667 and $0, respectively, related to its right-of-use assets.

Warrants

The Company applies relevant accounting guidance for warrants to purchase the Company’s stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, the Company follows guidance issued within ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”), to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require liability classification are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to qualify equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

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

The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. Payment terms for distributors and OEMs are typically due within 30-90 days after shipment. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of December 31, 2025 and 2024, the contract liability related to the Company’s customer deposits were approximately $121 and $317, respectively.

During the year ended December 31, 2025, the Company recognized $317 of the contract liability that was recorded as of December 31, 2024. In the prior year ended December 31, 2024, the Company recognized $201 of the contract liability that was recorded as a January 1, 2024 beginning balance.

On July 29, 2024, Dragonfly Energy Corp. (“Legacy Dragonfly”), a wholly-owned subsidiary of the Company, and Battle Born Battery Products, LLC (“Battle Born LLC”), a wholly-owned subsidiary of Legacy Dragonfly, entered into a License Agreement (the “License Agreement”) with Stryten Energy LLC (“Stryten”) (Note 7). The $5,000 initial licensing fee is being recognized as revenue on a straight-line basis over five years. The Company has recorded $1,000 in revenue related to the license agreement for the year ended December 31, 2025. As of December 31, 2025 and 2024, the contract liability related to the Company’s deferred revenue were approximately $3,583 and $4,583, respectively.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Disaggregation of Revenue

The following table present our disaggregated revenues by distribution channel:

	December 31,
Sales	2025	2024
Direct to customer	20,696	22,616
Original equipment manufacture	36,934	27,612
License fee revenue	1,000	417
Total	$58,630	$50,645

Shipping and Handling

Shipping and handling fees paid by customers are recorded within net sales, with the related expenses recorded in cost of sales. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses. Shipping and handling costs associated with outbound freight totaled $2,766 and $2,530 for the years ended December 31, 2025 and 2024, respectively.

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. The Company estimates, based upon a review of historical warranty claim experience, the costs that may be incurred under its warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation at December 31, 2025 and 2024 to be $867 and $514, respectively.

	December 31,
	2025	2024
Beginning warranty obligation	514	307
Provision of warranty expense	538	541
Settlement of warranty claims	(185)	(334)
Ending warranty obligation	$867	$514

Concentrations

As of December 31, 2025, receivables from Customer A comprised approximately 31% of accounts receivable. As of December 31, 2024, receivables from Customer A and B comprised approximately 15% and 21%, respectively, of accounts receivable. There are no other significant accounts receivable concentration.

Sales from Customer A comprised approximately 27% of the Company’s total revenue for the year ended December 31, 2025. Sales from Customer A comprised approximately 14% of the Company’s total revenue for the year ended December 31, 2024.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Concentrations (Continued)

As of December 31, 2025, payables to Vendor A, Vendor B, and Vendor C comprised approximately 36%, 16%, and 12%, respectively, of accounts payables. As of December 31, 2024, payables to Vendor A, Vendor C, and Vendor D comprised approximately 11%, 33%, and 12%, respectively, of accounts payables.

For the year ended December 31, 2025, Vendor A, Vendor B, and Vendor E accounted for approximately 18%, 11%, and 10%, respectively, of the Company’s total purchases. For the year ended December 31, 2024, Vendor D accounted for approximately 11% of the Company’s total purchases.

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses include salaries, contractor and consultant fees, supplies and materials, as well as costs related to overhead such as depreciation, facilities, utilities and other departmental expenses. Costs related to internally developed technology and engineering services are generally included in research and development expenses as incurred. However, internal engineering and other personnel costs that are directly attributable to the acquisition or construction of property and equipment or other assets with alternative future uses are capitalized as part of the cost of those assets and depreciated over their estimated useful lives.

Advertising

The Company expenses advertising costs as they are incurred and are included in selling and marketing expenses. Advertising expenses amounted to $2,311 and $2,257 for the years ended December 31, 2025 and 2024, respectively.

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

Stock-Based Compensation (continued)

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

Income Taxes

Deferred income tax assets and liabilities (Note 13) are determined based on the estimated future tax effects of net operating loss, credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates.

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company had a liability of $0 and $55 as of December 31, 2025 and 2024, of uncertain tax positions.

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

Net Loss per Common Share (continued)

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	December 31,
	2025	2024
Warrants	925,616	392,616
Restricted stock units	16,787	33,475
Options	13,407	16,881
Weighted average number of common shares-basic	955,810	442,972

Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial to the financial statements and had no impact on previously reported net loss, total assets, total liabilities, stockholders’ equity, or the previously reported net decrease in cash and cash equivalents.

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

Segment Reporting

Operating segments are identified (Note 14) as components of the Company for which separate discrete financial information is available and that are regularly reviewed by the Company’s Chief Executive Officer, the chief operating decision maker, to make decisions about resource allocation and assess performance. The Company currently manages its business through two operating and reportable segments. Beginning in 2024, the Company’s internal reporting structure and management’s decision-making processes evolved such that the Company now reports two operating segments. Prior-period segment information has been recast to conform to the current period presentation, where applicable.

Recently adopted accounting pronouncements:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The Company adopted Accounting Standards Update on a prospective basis. This standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The adoption of this new standard did not have a material impact on our consolidated financial statements. For additional information, see Note 13 — Income Taxes.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements:

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for certain financial assets measured on an amortized cost basis, including current accounts receivable and current contract assets under FASB Accounting Standards Codification 606 - Revenues from Contracts with Customers. Under the practical expedient, a public entity may assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the financial asset when developing reasonable and supportable forecasts used to estimate expected credit losses. This ASU is effective for the Company on January 1, 2026, with early adoption permitted. The Company is currently evaluating the potential impact on its consolidated financial statements upon adoption.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. This ASU is effective for the Company on January 1, 2028, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2025:

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of December 31, 2025
Liabilities
Warrant liability- Term Loan	$565	$565	$-	$565	$-
Warrant liability- June Public Offering	148	148	-	148	-
Total liabilities	$713	$713	$-	$713	$-

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

Due to Black Scholes calculation being utilized on all fair value measurement of warrant liabilities as of December 31, 2025 and 2024, the fair value warrant liabilities were transferred from Level 3 to Level 2 as of December 31, 2024. This is due to the observable inputs (such as the Company’s stock price and comparable company volatility calculations) included in the Black Scholes calculation, which makes the fair value measurement of the warrant liabilities more closely aligned with Level 2.

The carrying amounts of accounts receivable and accounts payable are considered level 1 and approximate fair value as of December 31, 2025 and 2024 because of the relatively short maturity of these instruments.

The carrying value of the term loan as of December 31, 2025 and 2024 approximates fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt and is considered Level 2.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 3 - Fair Value Measurements (continued)

The loss on impairment of right-of-use assets recognized during the year ended December 31, 2025 and the loss on impairment of assets recognized during the year ended December 31, 2024 were measured at fair value on a nonrecurring basis and are classified within Level 3 of the fair value hierarchy, as they were based on unobservable inputs, as further described in Note 2.

Level 3 Roll forward

Fair value measurements categorized within Level 3 are sensitive to changes in assumptions or methodology used to determine fair value, and such changes could result in a significant increase or decrease in the fair value.

There was no Level 3 activity for the year ended December 31, 2025.

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 4 - Inventory

Inventory consists of the following:

	December 31, 2025	December 31, 2024
Raw material	$20,933	$18,776
Finished goods	3,301	2,940
Total inventory	$24,234	$21,716

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 5 - Commitments and Contingencies (continued)

On May 8, 2025, the Company entered into a sixth lease amendment with its landlord to extend the lease term for an additional sixty-four (64) month period for the research and development lab in Sparks, Nevada. Under the terms of the amended lease, the base rent due shall be fully abated for the four (4) month period commencing on August 1, 2025, and ending on November 30, 2025. The lease is set to expire on November 30, 2030.

The following table presents the breakout of the operating leases as of:

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$15,240	$19,737
Short-term operating lease liabilities	2,533	2,926
Long-term operating lease liabilities	20,470	22,588
Total operating lease liabilities	$23,003	$25,514
Weighted average remaining lease term	7.88 years	8.46 years
Weighted average discount rate	7.99%	7.86%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At December 31, 2025, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2026	4,275
December 31, 2027	3,746
December 31, 2028	3,860
December 31, 2029	3,614
December 31, 2030	3,446
Thereafter	12,600
Total lease payments	31,541
Less imputed interest	8,538
Total operating lease liabilities	$23,003

During the year ended December 31, 2025, the Company identified indicators of impairment related to certain right-of-use assets. As a result, the Company recognized aggregate impairment charges of $2,667 related to three leases. These impairment charges are included in operating expenses in the accompanying consolidated statement of operations.

		For The Years Ended December 31,
Lease cost	Classification	2025	2024
Operating lease cost	Cost of goods sold	$2,461	$1,579
Operating lease cost	Research and development	122	520
Operating lease cost	General and administration	2,858	2,291
Operating lease cost	Selling and marketing	52	47
Total lease cost		$5,493	$4,437

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

The following table presents the breakout of the financing leases as of:

	December 31, 2025	December 31, 2024
Finance lease right-of-use assets	$85	$121
Short-term finance lease liabilities	35	47
Long-term finance lease liabilities	28	63
Total finance lease liabilities	$63	$110
Weighted average remaining lease term	2.15 years	2.78 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At December 31, 2025, the future minimum lease payments under these financing leases are as follows:

Fiscal Years Ending
December 31, 2026	37
December 31, 2027	18
December 31, 2028	9
December 31, 2029	2
Total lease payments	66
Less imputed interest	3
Total financing lease liabilities	$63

Other Contingencies

In March 2025, the Company agreed to pay LithiumHub a total of $2,500, of which approximately $562 is payable in 2025 and approximately $1,938 is payable in 2026, in exchange for a non-exclusive license in LithiumHub Technologies, LLC’s patent rights related to the Patents-in-Suit. In accordance with the Settlement Agreement, the Company and LithiumHub terminated the ongoing patent litigation between them. The Settlement Agreement includes no admission of infringement by the Company. On October 22, 2025, the Company paid the settlement amount in full.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Long Term Debt

Term Loan Agreement

As of December 31, 2025 and 2024, the Company had an outstanding term loan (the “Term Loan”) under a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”), dated October 7, 2022, with EICF Agent LLC, as agent, and certain lenders. As amended, the Term Loan matures on October 7, 2027 and requires monthly installments based on 0.4167% of the principal amount of Term Loans outstanding beginning December 1, 2025. The obligations under the Term Loan Agreement are secured by a first priority lien on substantially all of the Company’s assets, including certain mortgaged properties.

Interest

Prior to any amendments, the Term Loan accrued interest based on the Company’s senior leverage ratio. From inception through September 30, 2024, interest accrued at a per annum rate equal to adjusted SOFR (subject to a floor of 1.0%) plus 7.0% payable in cash, plus an additional 4.5% to 6.5% payable in kind (“PIK”), depending on the Company’s senior leverage ratio. Effective April 1, 2024, interest payable to lenders subject to the regulations of the U.S. Small Business Administration (with $30,846 of principal outstanding as of that date) was limited to 14.0% per annum, excluding default interest permitted under applicable SBA regulations. From October 1, 2024 through March 31, 2025, interest on the non SBA regulated portion continued to accrue at adjusted SOFR plus 7.0% payable in cash, and 4.5% to 6.5% payable in kind. Beginning April 1, 2025, interest on all outstanding balances will be payable entirely in cash, at a rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5%, depending on the Company’s senior leverage ratio. Effective October 20, 2025, the Term Loan was amended to adjust the fixed interest rate of the remaining outstanding principal amount under the Term Loan Agreement to a fixed interest rate of 12% per annum, payable monthly commencing December 31, 2025 that will mature in October 2027.

During the year ended December 31, 2025, the Company recognized interest expense of $12,636, consisting of $12,046 in PIK interest and $590 in cash, paid subsequent to year end. During the year ended December 31, 2024, the Company recognized interest expense of $13,999, consisting of $9,808 in PIK interest and $4,191 in cash. Amortization of the debt issuance costs amounted to $7,591 and $7,241, respectively, for the same periods. As of December 31, 2025, the carrying value of the Term Loan was $9,645, consisting of $19,344 in principal net of $9,699 in unamortized debt discount. As of December 31, 2024, the carrying value of the Term Loan was $29,646, consisting of $69,974 in principal and $15,938 in capitalized PIK interest, net of $56,266 in unamortized debt discount.

Waivers and Amendments

After the original execution of the Term Loan Agreement, the Company entered into several amendments which modified certain terms of the facility, including, but not limited to, interest rate mechanics, the timing of principal payments, and certain financial and operational covenants. These amendments were in effect as of December 31, 2025.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Long Term Debt (continued)

Term Loan Agreement (continued)

Waivers and Amendments (continued)

May 2024 Waiver

On May 13, 2024, the Company received a waiver from its Administrative Agent and Term Loan Lenders (the “May 2024 Waiver”) in regards to its compliance with the Senior Leverage Ratio and Fixed Charge Coverage Ratio tests (the “Tests”) as of the last day of the quarter ended March 31, 2024. The May 2024 Waiver provided for a one-time issuance of penny warrants (the “May 2024 Penny Warrants”) to purchase up to 28,333 shares of the Company’s common stock, par value $0.0001 per share (the “May 2024 Penny Warrant Shares”). The May 2024 Penny Warrants have an exercise price of $0.01 per share, were valued at $3,022, and recorded as a debt discount. The May 2024 Penny Warrants were issued in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended March 31, 2024. The May 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

First Amendment

On June 28, 2024, the Company entered into a Limited Waiver and First Amendment (the “Term Loan Amendment” and, together with the Term Loan Agreement, the “Term Loan Agreement”) to the Term Loan with the lenders in regards to its compliance with the Tests as of the last day of the quarter ended June 30, 2024 and certain amendments to the Term Loan. The Term Loan Amendment provided for a one-time issuance of Penny Warrants to purchase up to 23,333 shares of the Company’s Common Stock at an exercise price of $0.01 per share (the “June 2024 Penny Warrants”), valued at $1,767 and recorded as a debt discount. The June 2024 Penny Warrants were issued in connection with the lenders’ agreement to waive the Tests under the Term Loan for the quarter ended June 30, 2024 and to amend the Term Loan. The June 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

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

Second Amendment

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Long Term Debt (continued)

Term Loan Agreement (continued)

Waivers and Amendments (continued)

Third Amendment

On September 30, 2024, the Company entered into a Limited Waiver and Third Amendment (the “Third Amendment”, together with the Original Term Loan Agreement, the First Amendment and the Second Amendment, the “Term Loan Agreement”) to the Term Loan Agreement with the Term Loan Lenders in regards to its compliance with the Tests as of the last day of the quarter ended September 30, 2024 and certain amendments to the Term Loan Agreement. The Third Amendment provided for a one-time issuance of penny warrants (the “September 2024 Penny Warrants”) to purchase up to 33,333 shares of the Company’s Common Stock at an exercise price of $0.01 per share, valued at $1,576 and recorded as a debt discount. The September 2024 Penny Warrants were issued in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended September 30, 2024 and to amend the Term Loan Agreement. The September 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

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

Fourth Amendment

On December 31, 2024, the Company entered into a Limited Waiver and Fourth Amendment (the “Fourth Amendment”, together with the Original Term Loan Agreement, the First Amendment, the Second Amendment, and the Third Amendment the “Term Loan Agreement”) to the Term Loan Agreement with the Term Loan Lenders in regards to its compliance with the Tests as of the last day of the quarter ended December 31, 2024 and certain amendments to the Term Loan Agreement. The Fourth Amendment provided for a one-time issuance of penny warrants (the “December 2024 Penny Warrants”) to purchase up to 35,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share, valued at $971 and recorded as a debt discount. The December 2024 Penny Warrants were issued in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended December 31, 2024 and to amend the Term Loan Agreement. The December 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Long Term Debt (continued)

Term Loan Agreement (continued)

Waivers and Amendments (continued)

Fifth Amendment

In February 2025, in connection with the Securities Purchase Agreement, the Company entered into the Fifth Amendment to the Term Loan. This amendment extended the loan’s maturity date by one year to October 2027 and deferred all principal and interest payments until April 2026. Additionally, the amendment postponed certain covenant requirements, significantly reducing the likelihood of a breach and the lender’s ability to accelerate repayment based on prior noncompliance, thereby allowing the Company to reclassify the debt as long-term as of December 31, 2024. The Fifth Amendment provided for a one-time issuance of penny warrants (the “February 2025 Penny Warrants”) to purchase up to 33,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share, valued at $697 and recorded as a debt discount. The February 2025 Penny Warrants were issued in connection with the waiver of the antidilution provisions in the existing penny warrants held by the lenders with respect to the shares of Series A Preferred Stock issued at the closing of the Registered Direct Offering as discussed in Note 10. The February 2025 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

Sixth Amendment

On October 20, 2025, the Company entered into the Sixth Amendment to the Term Loan Agreement to, among other matters, (i) adjust the fixed interest rate of the remaining outstanding principal amount under the Term Loan Agreement to a fixed interest rate of 12% per annum, payable monthly commencing December 31, 2025 that will mature in October 2027, and (ii) waive any applicable financial covenants (except for a financial covenant requiring the Company to maintain cash and cash equivalents equal to or greater than $5,000) through December 31, 2026. In connection with the Sixth Amendment, (i) the Company made a prepayment of $45,000 of outstanding indebtedness under the Term Loan Agreement from the net proceeds from the Second October 2025 Offering, (ii) the lenders forgave the repayment of $5,000 of the outstanding principal under the Term Loan Agreement, (iii) the Company incurred fees to the lenders totaling approximately $930 of which $465 were added to the principal outstanding under the Term Loan Agreement and $465 was paid in cash; (iv) the Company agreed to issue 25,000 shares of newly created Series B Preferred Stock of the Company in exchange for $25,000 outstanding principal amount of the Term Loan. Prior to this amendment, on October 7, 2025, the Company also made a voluntary prepayment on the Term Loan of $4,000.

On November 4, 2025, the Company and the lenders entered into the Exchange Agreement pursuant to which the Company issued 25,000 shares of newly created Series B Preferred Stock in exchange for $25,000 outstanding principal amount of the Term Loan.

The Company evaluated the accounting guidance for debt modifications under ASC 470-50, Modifications and Extinguishments, and ASC 470-60, Troubled Debt Restructurings by Debtors, and determined that the debt restructuring pursuant to the Sixth Amendment did not meet the definition of a troubled debt restructuring under ASC 470-60. The Company also evaluated the significance of the change in cash flows based on ASC 470-50 and determined the debt restructuring was a debt modification. However, since the Company paid down a significant portion of its debt in accordance with the agreed-upon prepayment, the Company measured the loss on extinguishment due to partial settlement of the debt. As noted in Note 2, the Company adopted the accounting policy of expensing the portion of unamortized debt issuance costs as partially settled pro rata based on the partial settlement of debt principal in the amount of $26,200, which is included in debt extinguishment on the consolidated statement of operations. Since the restructuring did not result in a pro rata reduction of future principal payments (since the provision for percentage of principal repayments was also amended), the Company updated the effective interest rate and will utilize the prospective approach for recognition of interest post-restructuring.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Long Term Debt (continued)

Term Loan Agreement (continued)

Waivers and Amendments (continued)

Sixth Amendment (continued)

The calculation of the loss on partial extinguishment of debt principal was as follows:

Reacquisition price:

Voluntary prepayment	$45,000
Series B preferred stock (at fair value)	21,704
Amendment fees (paid in kind)	465
Amendment fees (paid in cash)	465
$67,634
Less: carrying amount of debt settled	(35,791)
Loss on extinguishment	$31,843

The loss on extinguishment is composed of a (i) pro rata debt discount of $26,200, (ii) Series B shares issued in settlement of $25,000 of principal, with a fair value of $21,704 (netting a $3,296 gain), and a pro rata debt discount reduction of $13,008, resulting in a net loss of $9,712, (iii) and amendment fees of $931, (iv) offset by a gain on the debt principal forgiven of $5,000.

Financial Covenants

As of December 31, 2024, the Company is subject to certain restrictive financial covenants, and the Company was not in compliance with its financial covenants pertaining to the fixed charge coverage ratio, liquidity, and the maximum senior leverage ratio. On March 31, 2024, April 29, 2024, May 30, 2024, June 28, 2024, July 31, 2024, August 30, 2024, September 30, 2024, October 31, 2024, November 30, 2024 and December 31, 2024 the Company obtained waivers from the Term Loan Lenders and administrative agent in regards to its failure to satisfy the liquidity requirement under the Term Loan for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024 and the fiscal months ended April 30, 2024, May 31, 2024 July 31, 2024, August 31, 2024, October 31, 2024 and November 30, 2024, as applicable.

Due to the Sixth Amendment to the Term Loan Agreement described above, as of December 31, 2025, the Company is subject to two restrictive financial covenants, one which pertains to liquidity, requiring the Company to maintain cash and cash equivalents equal to or greater than $5,000 through December 31, 2026, and a maximum capital expenditure threshold of $5,000 per year. The financial covenants pertaining to maximum senior leverage ratio and fixed charge coverage ratio are both delayed until the quarter ending March 31, 2027.

At December 31, 2025, the future debt maturities are as follows:

For Year Ended December 31,
2026	945
2027	18,399
Total debt	19,344
Less: Unamortized debt issuance costs	(9,699)
Total carrying amount	9,645
Less: Current portion of debt	(433)
Total long-term debt	$9,212

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 7 - License Agreement

On July 29, 2024, Legacy Dragonfly and Battle Born LLC, a wholly-owned subsidiary of Legacy Dragonfly, entered into the License Agreement with Stryten. Under the terms of the License Agreement, Battle Born LLC granted Stryten an exclusive, worldwide license to use certain trademarks associated with the Company’s lithium-ion battery brand, Battle Born Batteries®, for business-to-business battery sales in specified markets. In exchange, Stryten paid an initial licensing fee of $5,000 and will make additional mid-single digit royalty payments to be paid based on net sales to be paid quarterly utilizing the licensed trademarks, with total royalties capped at $25,000. Once the cap is reached, Stryten will be required to pay a nominal annual license fee. The License Agreement is perpetual unless terminated in accordance with its terms. Concurrently, the Company transferred all intellectual property rights related to the licensed trademarks to Battle Born LLC and retained a worldwide license outside of Stryten’s designated markets. The $5,000 initial licensing fee is being recognized as revenue on a straight-line basis over five years. As of December 31, 2025 and 2024, the Company has recorded $1,000 and $417, respectively, in revenue related to the amortization of the License Agreement and no royalty payments have been received or earned. As of December 31, 2025, the Company has recorded $1,000 in short term deferred revenue and $2,583 in long-term deferred revenue related to the license agreement. As of December 31, 2024, the Company has recorded $1,000 in short term deferred revenue and $3,583 in long-term deferred revenue related to the license agreement.

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

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - WARRANTS

Common Stock Warrants classified as Equity

Public Warrants

Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $1,035 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.90 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $1,440 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 105,417 Public Warrants issued and outstanding. The Public Warrants are not precluded from equity classification, and are accounted for as such on the date of issuance, and each balance sheet date thereafter.

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

The Company’s Public Warrants are classified as equity and as of December 31, 2025 and 2024, there were 104,695 Public Warrants issued and outstanding.

During each year ended December 31, 2025 and 2024, no public warrants were exercised.

June 2023 Offering (Underwriter and Investor Warrants)

In connection with the entry into the underwriting agreement as further described in Note 11 of the financial statements, (the “June 2023 Offering”) the Company issued (i) underwriters warrants to purchase up to an aggregate of 6,336 shares of Common Stock (the “Underwriters’ Warrants”) which are exercisable upon issuance and will expire on June 20, 2028. The initial exercise price of the Underwriters’ Warrants is $225.00 per share, which equals 125% of the per share public offering price in the June 2023 Offering and (ii) warrants to purchase up to 111,111 shares of Common Stock to the investors in the offering together with shares of Common Stock (the “Investor Warrants”), at the combined public offering price of $180.00 per share of Common Stock and accompanying Investor Warrant, less underwriting discounts and commissions.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (Continued)

June 2023 Offering (Underwriter and Investor Warrants) (continued)

The Company also granted the underwriters a 45-day over-allotment option to purchase up to an additional 16,667 shares of Common Stock and/or Investor Warrants to purchase up to 16,667 shares of Common Stock at the public offering price per security, less underwriting discounts and commissions. The underwriters exercised their over-allotment option to purchase an additional 15,611 shares of Common Stock and Investor Warrants to purchase up to 15,611 shares of Common Stock. The Company accounts for the Investor Warrants issued in connection with the Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Investor Warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. It was determined that the Underwriters’ Warrants were not precluded from equity treatment and have been accounted for as such.

October 2025 Offering (Pre-Funded Underwriter Warrants)

In connection with the entry into the Second Offering Underwriting Agreement as further described in Note 11 of the financial statements, (the “October 2025 Public Offering”) the Company issued pre-funded warrants to purchase up to an aggregate of 500,000 shares of common stock at a price to the public of $13.50 per pre-funded warrant (the “Prefunded’ Warrants”). The Pre-Funded Warrants are immediately exercisable and may be exercised at any time after issuance at an exercise price of $0.0001 per share. The Company expects to receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants. A holder of Pre-Funded Warrants may not exercise the Pre-Funded Warrants if, after giving effect to such exercise, the holder (together with its affiliates) would beneficially own more than 9.99% of the Company’s outstanding common stock; provided, however, that the holder may elect to limit such beneficial ownership to 4.99%. A holder may increase or decrease this beneficial ownership limitation, not to exceed 9.99%, upon providing at least 61 days’ prior notice to the Company.

The following table presents a roll-forward of the Company’s equity warrants from January 1, 2025 to December 31, 2025 and January 1, 2024 to December 31, 2024:

	Public Warrants	Underwriters’ Warrants	Pre-Funded Underwriters’ Warrants
Warrants Outstanding, January 1, 2025	104,695	6,336	-
Exercise of warrants	-	-	-
Warrants issued	-	-	500,000
Underwriters’ Warrants Outstanding, December 31, 2025	104,695	6,336	500,000

Warrants Outstanding, January 1, 2024	104,695	6,336	-
Exercise of warrants	-	-	-
Warrants issued	-	-	-
Underwriters’ Warrants Outstanding, December 31, 2024	104,695	6,336	-

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (Continued)

Common Stock Warrants classified as Liability

Private Placement Warrants

On October 7, 2022, in connection with the merger, the Company assumed the outstanding private placement warrants of CNTQ. There were no Private Placement Warrants outstanding prior to the merger. The Private Placement Warrants (the “Private Warrants”) may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants: (i) will be exercisable either for cash or on a cashless basis at the holders’ option and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement). The Private Warrants may not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of, the Private Warrants (or any securities underlying the Private Warrants) for a period of one hundred eighty (180) days following the effective date of the Registration Statement to anyone other than any member participating in the Public Offering and the officers or partners thereof, if all securities so transferred remain subject to the lock-up restriction for the remainder of the time period. During the year ended December 31, 2023, private placement warrant holders exercised 34,739 warrants on a cashless basis, with the Company agreeing to issue 12,222 shares of Common Stock in connection with such exercise. There were 16,682 private warrants outstanding as of December 31, 2025 and 2024, respectively. The Company accounts for the Private Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private warrants do not meet the criteria for equity treatment thereunder, each private warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date.

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

Term Loan Warrants

In connection with the entry into the Term Loan Agreement on October 7, 2022, and as a required term and condition thereof, the Company issued (i) the penny warrants to the Term Loan Lenders exercisable to purchase an aggregate of 28,812 shares of Common Stock (the “Original Penny Warrants”) and (ii) the $900.00 warrants to issue warrants to the Term Loan Lenders exercisable to purchase an aggregate of 17,778 shares of Common Stock at $900 per share (the “$10 Warrants” and, together with the Original Penny Warrants, the “Term Loan Warrants”). The $10 Warrants were exercised on a cashless basis on October 10, 2022, with the Company issuing 5,079 shares of Common Stock in connection with such exercise. During the year ended December 31, 2023, Original Penny Warrant holders exercised 22,222 warrants on a cashless basis, with the Company agreeing to issue 22,181 shares of Common Stock in connection with such exercise. During the year ended December 31, 2023 the Company issued additional Original Penny Warrants to purchase 53 shares of Common Stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the original penny warrants with respect to certain sales made by the Company under the ChEF Equity Facility. In addition, pursuant to the Company’s limited waiver agreement on December 29, 2023 between the Company and the lenders and lending agent, the Company agreed to issue to the lenders additional penny warrants exercisable to purchase an aggregate 14,296 shares of its Common Stock.

On May 13, 2024, the Company received the May 2024 Waiver in regards to its compliance with the Tests as of the last day of the quarter ended March 31, 2024. The May 2024 Waiver provided for a one-time issuance of the May 2024 Penny Warrants to purchase up to 28,333 shares of the Company’s common stock, at an exercise price of $0.01 per share, in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended March 31, 2024. The May 2024 Penny Warrants were immediately exercisable upon issuance and will expire ten years from the date of issuance.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (Continued)

Common Stock Warrants classified as Liability (Continued)

On June 28, 2024, the Company entered into the First Amendment to the Term Loan with the Term Loan Lenders in regards to its compliance with the Tests for the quarter ended June 30, 2024. The First Amendment provided for a one-time issuance of the June 2024 Penny Warrants to purchase up to 23,333 shares of the Company’s common stock, at an exercise price of $0.01 per share, in connection with the Term Loan Lenders’ agreement to waive the Tests under the Term Loan for the quarter ended June 30, 2024 and certain amendments to the Term Loan. The June 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

On September 30, 2024, the Company entered into the Third Amendment to the Term Loan with the Term Loan Lenders in regards to its compliance with the Tests for the quarter ended September 30, 2024. The Third Amendment provided for a one-time issuance the September 2024 Penny Warrants to purchase up to 33,333 shares of the Company’s Common Stock, at an exercise price of $0.01 per share, in connection with the Term Loan Lenders agreement to waive the Tests under the Term Loan for the quarter ended September 30, 2024 and to amend the Term Loan. The September 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

On December 31, 2024, the Company entered into the Fourth Amendment to the Term Loan with the Term Loan Lenders in regards to its compliance with the Tests for the quarter ended December 31, 2024. The Fourth Amendment provided for a one-time issuance the December 2024 Penny Warrants to purchase up to 35,000 shares of the Company’s Common Stock, at an exercise price of $0.01 per share, in connection with the Term Loan Lenders agreement to waive the Tests under the Term Loan for the quarter ended December 31, 2024 and to amend the Term Loan. During the year ended December 31, 2024 the Company issued additional Original Penny Warrants to purchase 275 shares of Common Stock to the Term Loan Lenders in accordance with the anti-dilution provisions of the original penny warrants with respect to certain sales made by the Company under the ChEF Equity Facility. The December 2024 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

On February 26, 2025, the Company entered into the Fifth Amendment to the Term Loan with the Term Loan Lenders in connection with the February 2025 securities purchase agreement (see Note 10). The Fifth Amendment provided for a one-time issuance the February 2025 Penny Warrants to purchase up to 33,000 shares of the Company’s Common Stock, at an exercise price of $0.01 per share. The February 2025 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

The May 2024 Penny Warrants, the June 2024 Penny Warrants, the September 2024 Penny Warrants, the December 2024 Penny Warrants, and the February 2025 Penny Warrants were valued utilizing a Black-Scholes model to estimate fair value at the grant date, with the following assumptions:

	May 2024 penny warrants	June 2024 penny warrants	September 2024 penny warrants	December 2024 penny warrants	February 2025 penny warrants
Stock price	$107.10	$76.50	$47.70	$27.80	$21.20
Strike price	$0.01	$0.01	$0.01	$0.01	$0.01
Term	10 years	10 years	10 years	10 years	10 years
Volatility	88%	91%	90%	90%	90%
Risk-free rate	4.5%	4.4%	3.8%	4.6%	4.3%

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

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Penny Warrants:

	As of December 31, 2025	As of December 31, 2024
Common stock price	$3.25	$2.78
Exercise price	0.01	0.09
Dividend yield	0%	0%
Term	6.77-9.16	7.77
Volatility	530.8%	94.00%
Risk-free rate	4.0% - 4.2%	4.50%
Fair value	$3.25	$2.74

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Investor Warrants issued in the June 2023 Offering:

	As of December 31, 2025	As of December 31, 2024
Common stock price	$3.25	$2.78
Exercise price	$180	$18.00
Dividend yield	0%	0%
Term	2.48	3.47
Volatility	571.4%	105%
Risk-free rate	3.7%	4.3%
Fair value	$3.25	$1.01

The following table presents a roll-forward of the Company’s warrants from January 1, 2025 to December 31, 2025 and January 1, 2024 to December 31, 2024:

	Private Warrants	Term Loan Warrants	Investor Warrants
Warrants Outstanding, January 1, 2025	16,682	141,215	123,688
Exercise of warrants	-	-	-
Warrants issued	-	33,000	-
Warrants Outstanding, December 31, 2025	16,682	174,215	123,688

Warrants Outstanding, January 1, 2024	16,682	20,939	123,688
Exercise of warrants	-	-	-
Warrants issued	-	120,276	-
Warrants Outstanding, December 31, 2024	16,682	141,215	123,688

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

Warrant Liability
Balances, January 1, 2025	$5,133
Issuance of warrants	697
Exercise of warrants	-
Change in fair value of warrants	(5,117)
Balances, December 31, 2025	$713

Balances, January 1, 2024	$4,448
Issuance of warrants	7,354
Exercise of warrants	-
Change in fair value of warrants	(6,669)
Balances, December 31, 2024	$5,133

Private Placement Convertible Preferred Warrants classified as Liability

In February 2025, in connection with a private placement offering of Series A Convertible Preferred Stock (see Note 10), the Company issued 20 Private Placement Warrants. Each warrant entitles the holder to purchase up to 200 shares of Series A Preferred Stock at an exercise price of $10,000 per share. The warrants are exercisable immediately and expire five years from the date of issuance. The number of underlying shares and the exercise price are subject to adjustment in the event of stock splits, combinations, dividends, reclassifications, or other similar events. Upon exercise of the warrants, the Series A Preferred Stock is convertible into common stock at a conversion price that is subject to a floor of $0.424 per share, pursuant to the terms set forth in the Certificate of Designation.

The Company accounts for the Private Placement Convertible Preferred Warrants issued in connection with the initial offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Private Placement Convertible Preferred Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Convertible Preferred Warrant must be recorded as a derivative liability with the initial fair value of approximately $120. This liability is subject to re-measurement at each balance sheet date, with changes recorded in the consolidated statement of operations and comprehensive loss. However, the Company has deemed the fair value at inception as immaterial for initial recognition of the liability and will continue to monitor the change in fair value for subsequent periods. On June 23, 2025, the Company and the holder of the Company’s Series A Convertible Preferred Stock agreed to cancel such holder’s warrants to purchase up to an aggregate of 4,000 shares of Series A Preferred Stock, with an exercise price of $10,000 per share of Series A Preferred Stock. As a result, the Warrants are no longer outstanding. Please see Note 10 for more information as related to the aforementioned initial closing of the Private Placement.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - Warrants (continued)

The following table presents a roll-forward of the Company’s Private Placement Convertible Preferred Warrants from January 1, 2025 to December 31, 2025:

	Number of Warrants	Preferred Shares Underlying Warrants	Common Shares Underlying (at $1.00 floor)
Warrants Outstanding, January 1, 2025	-	-	-
Exercise of warrants	-	-	-
Warrants issued	20	4,000	4,800,000
Cancellation of warrants	(20)	(4,000)	(4,800,000)
Warrants Outstanding, December 31, 2025	-	-	-

NOTE 10 – REDEEMABLE PREFERRED STOCK

Series A Convertible Preferred Stock

In February 2025, the Company entered into the Purchase Agreement with an institutional investor. Pursuant to the Purchase Agreement, the investor agreed to purchase in a registered direct offering (the “Registered Direct Offering”) from the Company 180 shares of Series A Preferred Stock, at a price of $10,000 per share, initially convertible into shares of common stock of the Company, at a conversion price of $2.332 per share of common stock.

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

The terms of the Series A Preferred Stock issued in the Second Closing were substantially similar to those issued in the Initial Closing, except that the initial conversion price was set at $0.594 per share, with a Floor Price of $0.10902 per share. The Second Closing shares were convertible into common stock at the option of the holder, subject to certain limitations and adjustments.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 10 - REDEEMABLE PREFERRED STOCK (CONTINUED)

Series A Convertible Preferred Stock (continued)

While the host contract is considered as an equity classified instrument, it includes provisions that allow the investor to redeem the instrument for cash or other assets upon the occurrence of events that are not solely within the company’s control. Because of the Series A Preferred Stock containing this redemption feature, it was originally classified as mezzanine equity. From the issuance date through December 31, 2025, 800 shares of Series A Preferred Stock were converted into 3,231,462 shares of common stock. As a result, $7,330 (net of offering costs) was reclassified from mezzanine equity to common stock and additional paid in capital.

At June 30, 2025, the Company did not have a sufficient number of registered shares to fully satisfy the conversion of the remaining 133 Series A Preferred Stock under either the floor conversion price of $0.424, which would have required approximately 319,811 shares, or the Alternate Conversion Price of $1.44, which would have required approximately 940,767 shares (based on 90% of the lowest VWAP over the 10 trading days prior to June 30, 2025). The impact of the Company not having a sufficient number of registered shares to fully satisfy the conversion of the remaining Series A Preferred Stock would be an immaterial reclass to a derivative liability.

On July 20, 2025, the Company entered into a Settlement and Release Agreement (the “Release Agreement”) with the holder of the outstanding shares of Series A Preferred Stock. Pursuant to the terms of the Release Agreement, the Company issued and delivered 210,000 shares of common stock to the holder and the holder surrendered to the Company all of the outstanding shares of Series A Preferred Stock. In addition, under the Release Agreement, upon the issuance of the shares of common stock, the Company’s obligations under the Purchase Agreement, the Certificate of Designation governing the Series A Preferred Stock and the other agreements entered into in connection with the offering of the Series A Preferred Stock were satisfied in full and the Purchase Agreement and the other agreements were deemed terminated and any remaining shares of Series A Preferred Stock that were outstanding or deemed to be outstanding were deemed cancelled and no longer outstanding. The Company has no further obligation to issue any shares of common stock or Series A Preferred Stock to the holder under the Purchase Agreement or otherwise. Under the Release Agreement, each party also provided a full release to the other party.

During the year ended December 31, 2025, all of the Company’s Series A preferred stock was converted into 3,231,462 shares of common stock in accordance with their respective terms. As of December 31, 2025, no Series A preferred stock remains outstanding.

Series B Convertible Preferred Stock

On October 20, 2025, the Company entered into the Sixth Amendment to the Term Loan (see Note 6). Under this amendment, the Company agreed to enter into a series of transactions with the lenders. The Company and the lenders agreed to exchange $25 million in outstanding principal balance of existing principal into $25 million aggregate principal amount of the newly created Series B Preferred Stock of the Company. The terms of the exchange were finalized in November 2025.

The Company is authorized to issue 25,000 shares of Series B Preferred Stock, each with a base liquidation preference of $1,000, for an aggregate base liquidation preference of $25.0 million. Dividends on the Series B Preferred Stock accrue at a rate of 10% per annum, subject to increases upon the occurrence of certain default events. Eighty percent of accrued dividends are payable in cash and 20% are payable in kind (“PIK”) and added to the liquidation preference. Any unpaid cash dividends may also be settled in kind and added to the liquidation preference. The Series B Preferred Stock is non-voting. Upon any liquidation, dissolution or winding up of the Company, holders of the Series B Preferred Stock are entitled to receive, prior and in preference to any distribution to holders of common stock, an amount per share equal to the liquidation preference of $1,000 per share, plus any accrued and unpaid PIK dividends and any capitalized cash dividends.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 10 - REDEEMABLE PREFERRED STOCK (CONTINUED)

Series B Convertible Preferred Stock (continued)

Each share of Series B Preferred Stock is convertible, at the option of the holder, into shares of the Company’s common stock at a fixed conversion price of $3.15 per share at any time on or after six months following the original issuance date, subject to a minimum aggregate value of $500,000 per conversion, except in the case of a final conversion of all of a holder’s outstanding Series B Preferred Stock. Conversions are further subject to a beneficial ownership limitation of 4.99% and an overall exchange cap.

The Series B Preferred Stock is redeemable under certain circumstances. At the Company’s option, the Company may redeem all or a portion of the outstanding Series B Preferred Stock at a price per share equal to the greater of (i) the liquidation preference of such share, plus any accrued but unpaid dividends thereon, and (ii) the As-Converted Value (as defined below) of such share, with the redemption amount effectively varying based on the volume-weighted average price (“VWAP”) of the Company’s common stock during the two-year period following issuance. Prior to the end of such two-year period (or earlier upon a default in dividend payments), any such redemption by the Company is at its option. In addition, if the Company consummates an equity issuance, it is required to use a portion of the net proceeds to redeem Series B Preferred Stock in an amount equal to 50% of such net proceeds if the redemption occurs prior to the maturity date and 75% of such net proceeds if the redemption occurs after the maturity date, in each case at a price per share equal to the greater of (1) the liquidation preference of the shares being redeemed as of the applicable equity issuance redemption date and (2) the As-Converted Value of the shares being redeemed as of such date (the “Equity Issuance Redemption Price”). This feature represents a contingent redemption obligation that becomes mandatory upon the occurrence of an equity issuance, an event that is within the control of the Company. Beginning two years after the original issuance date (or earlier upon non-payment of dividends), each holder has the right to require the Company to redeem all or a portion of such holder’s outstanding Series B Preferred Stock.

As-Converted Value. With respect to each share of Series B Preferred Stock as of any date of determination, an amount equal to the product of (A) the number of shares of common stock into which the liquidation preference of such share would be convertible on such date pursuant to the then-applicable conversion rate and (B) the arithmetic average of the VWAPs of the Company’s common stock for each of the five trading days immediately preceding such date of determination.

Fundamental Transaction. Generally includes certain mergers, consolidations, asset sales and similar transactions. Unless all outstanding shares of Series B Preferred Stock have been redeemed prior to the consummation of a Fundamental Transaction, the Company may not consummate such transaction unless it ensures that holders of Series B Preferred Stock will receive, in the surviving or successor entity, securities having rights, preferences and privileges that are, in the aggregate, substantially equivalent to those of the Series B Preferred Stock prior to such transaction. In addition, in a Fundamental Transaction, holders are entitled to receive the same number of shares of common stock (or equivalent successor securities) that they would have received had all shares of Series B Preferred Stock been converted into common stock immediately prior to the transaction, in lieu of any other assets otherwise distributable with respect to the Series B Preferred Stock.

Upon the occurrence of a Change in Control (as defined in the Certificate of Designation), unless all outstanding shares of Series B Preferred Stock have been previously redeemed, each holder may require the Company, at or immediately after (but not before) the closing of such Change in Control, to exchange all or a portion of such holder’s outstanding Series B Preferred Stock for consideration per share equal to the greater of (i) the liquidation preference of such share, plus any accrued but unpaid dividends thereon, and (ii) the As-Converted Value of such share, in each case plus any other amounts then owed to such holder under the Certificate of Designation or any related transaction document that have not otherwise been paid or satisfied.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 10 - REDEEMABLE PREFERRED STOCK (CONTINUED)

Series B Convertible Preferred Stock (continued)

The Company evaluated the features of the Series B Preferred Stock to determine whether the contract should be classified as a liability, temporary or permanent equity, or if the underlying conversion option or redemption features would require them to be bifurcated from the host contract as embedded derivatives. The Company concluded that the Series B Preferred Stock was not a liability under the provisions of ASC 480, Distinguishing Liabilities from Equity, as the stock was not mandatorily redeemable and did not otherwise meet the definition of a liability based on that guidance. The Company then evaluated the relevant guidance under ASC 815, Derivatives and Hedging. The Company determined that the host contract was more akin to debt and therefore concluded that while the redemption features are clearly and closely related to the host contract, the conversion feature is not, and therefore it was assessed for bifurcation as a derivative. Based on the Company’s assessment, the conversion feature met the scope exceptions for being considered indexed to the Company’s stock and for the settlement provision since the conversion price is fixed. While the host contract is considered as an equity classified instrument, it includes provisions that allow the investor to redeem the instrument for cash or other assets upon the occurrence of events that are not solely within the company’s control, therefore the Series B Preferred Stock is classified as temporary equity, and is presented in them mezzanine, or temporary, equity section of the balance sheet.

Temporary equity is measured initially at fair value, therefore the Company determined the fair value by measuring the present value of the contractual redemption feature by discounting the redemption value of $25 million at the stated dividend rate of 10% over the expected two-year redemption period, and adding the fair value of the conversion feature by utilizing a Black-Scholes valuation model. The initial carrying value of the Series B Preferred Stock will be accreted to redemption value and accrued or paid in kind dividends added to the carrying value by recognizing preferred dividends. The conversion feature (equity-linked) portion of the carrying value will also be re-measured at each reporting period. The Company recognized accreted dividends related to the Series B Preferred Stock of $473 as of December 31, 2025.

Note 11 - COMMON STOCK

The Company is authorized to issue up to 400,000,000 shares of common stock with $0.0001 par value. Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the rights of the preferred stockholders. As of December 31, 2025 and 2024, there were 12,078,713 and 723,265 shares issued and outstanding.

No dividends on common stock had been declared by the Company.

For the years ended December 31, 2025 and 2024, the Company had reserved shares of common stock for issuance as follows:

	December 31, 2025	December 31, 2024
Options issued and outstanding	13,407	16,881
Common stock outstanding	12,078,713	723,265
Warrants outstanding	925,616	392,616
Earnout shares	277,778	277,778
Shares available for future issuance	1,017,131	85,441
Total	14,312,645	1,495,981

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - Common Stock (Continued)

ChEF Equity Facility

The Company and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (the “Original Purchase Agreement”) and a Registration Rights Agreement in connection with the merger. Pursuant to the Original Purchase Agreement, the Company has the right to sell to CCM LLC an amount of shares of common stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the Purchase Agreement (the “ChEF Equity Facility”). In addition, the Company appointed LifeSci Capital, LLC as “qualified independent underwriter” with respect to the transactions contemplated by the Purchase Agreement. Under the terms of the Purchase Agreement with CCM LLC, the Company issued 2,316 shares for aggregate net proceeds to the Company of $63 from the period January 1, 2025 through December 31, 2025. The Company issued 35,042 shares pursuant to the ChEF Equity Facility for aggregate proceeds to the Company of $2,025 from the period of January 1, 2024 through December 31, 2024. In accordance with the anti-dilution provisions of the Penny Warrants with respect to certain sales made by the Company under the ChEF Equity Facility, 276 Penny Warrants were issued from the period January 1, 2024 through December 31, 2024. The ChEF Equity Facility expires in December 2025. As part of the expiration, the remainder of the Commitment Fee, pursuant to the purchase agreement, of $891 is due and payable to Chardan Capital Markets. This amount is expensed and accrued in current liabilities, specifically ‘Accrued payroll and other liabilities’, on the balance sheet as of December 31, 2025.

July 2025 Public Offering

On July 30, 2025, the Company entered into an underwriting agreement with Canaccord Genuity LLC, as underwriter, relating to an underwritten public offering of 2,198,000 shares of common stock at a price to the public of $2.50 per share raising proceeds of $4,684 net of offering costs.

October 2025 Public Offering

On October 6, 2025, the Company entered into the First Offering Underwriting Agreement with Canaccord, as representative of the First Offering Underwriters, relating to the First October 2025 Offering of 2,000,000 shares of common stock, at a price to the public of $12.50 per share. Pursuant to the terms of the First Offering Underwriting Agreement, the Company granted to the First Offering Underwriters a 30-day option to purchase up to an additional 300,000 shares of common stock in the First October 2025 Offering at the public price which the First Offering Underwriters exercised. On October 7, 2025, the Company completed the First October 2025 Offering of 2,300,000 shares of common stock raising gross proceeds of approximately $27,025 and net proceeds of $26,925 after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

On October 16, 2025, the Company entered into the Second Offering Underwriting Agreement with Canaccord, as representative of the Second Offering Underwriters, relating to the Second October 2025 Offering of (i) 3,600,000 shares of common stock, at a price to the public of $13.50 per share and (ii) pre-funded warrants to purchase up to 500,000 shares of common stock at a price to the public of $13.50 per pre-funded warrant. On October 17, 2025, the Company completed the Second October 2025 Offering raising gross proceeds of approximately $52,028 and net proceeds of $51,929 after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - Common Stock (Continued)

Reverse Stock Split and Recasting of Per-Share Amounts

On November 12, 2024, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to be effected at 6:00 a.m. Eastern Time on November 22, 2024, a one-for-nine reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share. As a result of the reverse stock split, every nine shares of common stock issued and outstanding, including shares held as treasury shares, were automatically combined into one share of common stock. The number of authorized shares of Common Stock remained the same at 250,000,000 authorized shares.

Shares of the Common Stock began trading on a split-adjusted basis at market open on November 22, 2024. The $0.0001 par value per share of Common Stock and any other rights associated with the Common Stock were not affected by the reverse stock split.

On December 15, 2025, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to be effected at 6:00 a.m. Eastern Time on December 18, 2025, a one-for-ten reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share. As a result of the reverse stock split, every ten shares of the Company’s issued and outstanding common stock was converted into one share of common stock. The number of authorized shares of Common Stock remained the same at 400,000,000 authorized shares.

The Common Stock began trading on a Reverse Stock Split-adjusted basis when the market opens on December 18, 2025. The Reverse Stock Split did not change the par value of the Common Stock or the authorized number of shares of Common Stock.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - Common Stock (Continued)

All shares of Common Stock, stock option awards and per share amounts in the accompanying Consolidated Financial Statements and related Notes have been retrospectively restated to reflect the effect of the reverse stock split.

Preferred shares outstanding were not affected by the reverse stock split and as such, those shares have not been adjusted in the accompanying Consolidated Financial Statements and related Notes.

Note 12 - STOCK-BASED COMPENSATION

In July of 2021, the Board of Directors approved the 2021 Stock Incentive Plan (the “2021 Plan” and, together with the 2019 Plan, the “Prior Plans”) with a term of ten years. The Plan was administered by the Board of Directors, which was authorized to grant, at its discretion, awards to employees, directors, and consultants. The maximum number of common shares reserved for grants of awards under the Plan was 11,111 shares which was amended and increased to 22,222 in May of 2022. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), and the grants and sale of RSUs. Shares issued under this Plan may be drawn from authorized and unissued shares, or shares reacquired by the Company.

In connection with the merger, shareholders and board members approved the Dragonfly Energy Holdings 2022 Equity Incentive Plan (the “2022 Plan”). A total of 30,955 shares of common stock was initially reserved for issuance under the 2022 Plan, with the potential for additional shares to be issued under the plan. The 2022 Plan replaced the Prior Plans, which the Company assumed in the merger. Following the Closing, no additional awards will be granted under the Prior Plans, although all stock awards granted under the Prior Plans that are outstanding immediately prior to the Closing will be assumed by the Company and continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the applicable Prior Plan.

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

On October 15, 2025 at the 2025 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company, the Company’s stockholders approved an amendment (the “Plan Amendment”) to the Company’s 2022 Equity Incentive Plan (the “2022 Plan”) increasing the number of shares available for issuance under the 2022 Plan by 900,000 shares. The Plan Amendment became effective following its approval by the Company’s stockholders.

The Company maintains the Dragonfly Energy Holdings Corp. Employee Stock Purchase Plan (the “ESPP”) which is designed to allow eligible employees and the eligible employees of the Company’s participating subsidiaries to purchase shares of the Company’s common stock, at semi-annual intervals, with their accumulated payroll deductions. A total of 27,382 shares of the Company’s common stock were initially available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year by an amount equal to lesser of (1) 1% of the total number of outstanding shares of the Company’s common stock on December 31 in the prior year, (2) 16,667 shares, or (3) such number as determined by the Company’s board of directors.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Stock-Based Compensation (Continued)

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2024	26,272	$242.10	$141.30	7.60	$60
Options granted	-	-	-	-	-
Options forfeited	(2,703)	265.30	265.30	-	4
Options expired	(6,566)	189.30	189.30	-	492
Options exercised	(122)	31.70	31.70	-	-
Balances, December 31, 2024	16,881	$259.70	$259.70	6.50	$-

Balances, January 1, 2025	16,881	$259.70	$259.70	6.50	$-
Options granted	-	-	-	-	-
Options forfeited	(321)	432.68	429.76	-	-
Options expired	(3,094)	326.22	324.95	-	-
Options cancelled due to reverse stock split	(59)	259.70	259.70	-	-
Balances, December 31, 2025	13,407	$241.49	$240.31	5.64	$-

At December 31, 2025
Vested and Exercisable	13,315	$238.86		5.63	$-
Vested and expected to vest	13,407	$241.49		5.64	$-

During the year ended December 31, 2025, no stock options were exercised. During the year ended December 31, 2024, the Company issued 124 shares as a result of exercised stock options upon the receipt of proceeds of approximately $4.

Share-based compensation expense for options and RSUs totaling $714 and $1,020 was recognized in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.

Of the $714 of share-based compensation incurred during the year ended December 31, 2025, $52 is allocated to cost of goods sold, $42 to research and development, $218 to selling and marketing, and $402 to general and administrative expenses. Of the $1,020 of share-based compensation incurred during the year ended December 31, 2024, $100 is allocated to cost of goods sold, $168 to research and development, $265 to selling and marketing, and $487 to general and administrative expenses.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Stock-Based Compensation (continued)

The valuation methodology used to determine the fair value of the options issued during the year was the Black Scholes option pricing model. The Black Scholes model requires the use of a number of assumptions including volatility of the stock price, the fair value of the underlying stock, the average risk free interest rate, and the weighted average expected life of the options. The expected term was estimated using the simplified method due to lack of sufficient history of option exercises. No options were granted during the years ended December 31, 2025 and 2024.

Restricted Stock Units

On February 5, 2024, the Company granted 2,445 restricted stock units of which 1,111 vested immediately. The fair value of the 2,445 restricted stock units was $95 and an expense of $11 and $53 was recorded as compensation expense during the years ended December 31, 2025 ad 2024, respectively.

On April 12, 2024, the Company issued a total of 9,292 RSUs to the following employees: (i) 6,305 RSUs to the Chief Executive Officer; (ii) 2,016 RSUs to the Chief Revenue Officer; and (iii) 971 RSUs to the Chief Marketing Officer. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the 9,292 RSUs was $376 and an expense of $125 and $91 was recorded during the years ended December 31, 2025 and 2024, respectively.

On April 12, 2024, the board of directors authorized the issuance of 2,469 RSUs to each director in connection with their service as directors for the year ended December 31, 2023. The RSUs will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary date of their issuance, subject to the directors continued service on with the Company on each vesting date. The fair value of the 14,814 RSUs issued to directors in total was $600 and an expense of $127 and $145 was recorded during the years ended December 31, 2025 and 2024, respectively.

On June 24, 2024, the Company granted 242 restricted stock units. The fair value of the 242 RSUs was $19 and an expense of $5 and $2 was recorded as compensation expense during the years ended December 31, 2025 and 2024, respectively.

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

On August 19, 2024, the Company issued a total of 8,171 RSUs. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the 8,171 RSUs was $448 and an expense of $119 and $52 was recorded as compensation expense during the years ended December 31, 2025 and 2024, respectively.

On August 26, 2024, the Company issued a total of 222 RSUs. Each of the RSUs granted will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the 222 RSUs was $12 and no expense was recorded as compensation expense during the years ended December 31, 2025 and 2024, respectively.

On April 1, 2025 and May 19, 2025, the Company granted 376 and 88 restricted stock units, respectively. The fair value of the RSUs was $4 and $1 was recorded as compensation expense during the year ended December 31, 2025.

The following table presents the restricted stock units activity for the years ended December 31, 2025 and 2024:

	Number of Shares	Weighted-Average Fair Market Value
Unvested shares, January 1, 2024	522	$242.10
Granted and unvested	35,187	44.10
Forfeited	(973)	75.10
Vested	(1,262)	66.82
Unvested shares, December 31, 2024	33,474	$45.23

Unvested shares, January 1, 2025	33,474	$45.23
Granted and unvested	464	8.73
Forfeited	(6,187)	43.33
Vested	(10,934)	44.79
Cancelled due to reverse stock split	(30)	45.23
Unvested shares, December 31, 2025	16,787	$45.16

As of December 31, 2025 and 2024 there were 1,017,131 and 85,441 shares, respectively, of unissued authorized and available for future awards under the 2022 Equity Incentive Plan and Employee Stock Purchase Plan.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Stock-Based Compensation (continued)

Employee Stock Purchase Plan

The Company maintains the Dragonfly Energy Corporation, Inc. Employee Stock Purchase Plan which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by the Company’s Board of Directors on May 13, 2022. On April 24, 2024, the Company issued 2,720 common shares in connection with its Employee Stock Purchase Plan for a total consideration of approximately $112. The ESPP allows employees to purchase shares at a 15% discount to the lesser of the stock price at the beginning or the end of the offering period, which was October 1, 2023, and April 1, 2024, respectively. The discount resulted in an exercise price of $41.40 per share.

On April 1, 2024, the Company commenced a second offering under the Employee Stock Purchase Plan (ESPP), which ran through September 30, 2024, with the same terms as the first offering. As of September 30, 2024, the Company had issued 3,395 common shares in connection with its Employee Stock Purchase Plan for a total consideration of approximately $135. The ESPP allows employees to purchase shares at a 15% discount to the lesser of the stock price at the beginning or the end of the offering period, which was April 1, 2024, and September 30, 2024, respectively. The discount resulted in an exercise price of $39.90 per share.

On April 8, 2025, the Company issued 8,751 common shares in connection with its Employee Stock Purchase Plan for a total consideration of approximately $73. The ESPP allows employees to purchase shares at a 15% discount to the lesser of the stock price at the beginning or the end of the offering period, which was October 1, 2024 and April 1, 2025, respectively. The discount resulted in an exercise price of $8.30 per share.

On October 8, 2025, the Company issued 4,457 common shares in connection with its Employee Stock Purchase Plan for a total consideration of approximately $24. The ESPP allows employees to purchase shares at a 15% discount to the lesser of the stock price at the beginning or the end of the offering period, which was April 1, 2025 and September 30, 2025, respectively. The discount resulted in an exercise price of $5.10 per share.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 13 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statements and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.

Pre-tax income (loss) from continuing operations for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024
Domestic	$(70,033)	$(40,615)
Foreign	-	-
Total	$(70,033)	$(40,615)

The (provision) benefit for income taxes for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	2025	2024
Current - Federal	$(103)	$-
Current - State	9	-
Total tax expense	$(94)	$-

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows (in thousands):

2025
Federal	$-
State	7
Foreign	-
Cash paid for income taxes, net of refunds received	$7

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 13 - Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences are as follows (in thousands):

	2025	2024
Deferred tax assets:
Start up costs	$721	$793
Lease liability	5,214	5,860
Stock based compensation	63	115
Accrued expenses	1,109	1,291
Allowance for bad debt	87	59
Research and development credit	875	875
Fixed assets and intangibles	2,096	2,896
Interest expense	10,977	8,211
Prepaid expenses	-	320
Settlement accrual	-	574
Deferred revenue	586	-
Net Operating Loss	19,340	12,813
Inventory (Sec. 263A)	186	175
Deferred tax asset	$41,254	$33,982

Deferred tax liabilities:
Right of Use Asset	3,454	4,533
Fixed assets and intangibles	47	-
Deferred tax liability	3,501	4,533
Net deferred tax asset (liability)	37,753	29,449
Valuation Allowance	(37,753)	(29,449)
Net deferred tax asset	$-	$-

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 13 - Income Taxes (Continued)

Reconciliation between the effective tax rate on income from continuing operations and the statutory rate for the year ending December 31, 2025 and 2024, is as follows:

	2025
	Tax	Percentage
Book loss before taxes	$(14,707)	21.00%
Permanent differences (other than tax)
Loss on extinguishment of debt	6,687	(9.55)%
Term loan principal forgiven	1,050	(1.50)%
Warrants	(1,075)	1.53%
Stock based compensation	201	(0.29)%
Nontaxable and nondeductible items	26	(0.04)%
State taxes, net(1)	8	(0.01)%
Research and development credits	-	-%
Uncertain tax positions	(55)	0.08%
Other	1	0.00%
Deferred true-up	40	(0.05)%
Change in valuation allowance	7,730	(11.04)%
Total	$(94)
Effective tax rate		0.13%

(1)	State of Texas makes up the majority of the tax effects in this category.

	2024
	Tax	Percentage
Book loss before taxes	$(8,529)	21.00%
Permanent differences (other than tax)
Nontaxable and Nondeductible items	(259)	0.64%
State taxes, net	(931)	2.29%
Research and development credits	(29)	0.07%
Uncertain tax positions	(36)	0.09%
Other	94	(0.23)%
Deferred true-up	(142)	0.35%
Change in valuation allowance	9,832	(24.21)%
Total	$-
Effective tax rate		0.0%

The tax returns of the Company are open for three years from the date of filing. At the report date, federal tax returns are open for the Company for 2022, 2023 and 2024.

In 2025, the Company paid the state of Texas in the amount of $4.

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

Subject to the limitations described below, as of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $84,559 available to reduce future taxable income which do not expire, but are limited to 80% utilization against taxable income. As of December 31, 2025, the Company had state net operating loss carryforwards of approximately $38,553 available to reduce future taxable income, which start to expire in 2037. The Company also had research and development credits of $875 as of December 31, 2025 to offset future federal income taxes, which are set to expire in 2042.

Management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance was recorded as of December 31, 2025. The valuation allowance as of December 31, 2025 was $37,753, primarily due to the company entering into a 4 year cumulative loss position and no expectation of income for the year ended December 31, 2025. Valuation allowance total increased by $8,304. Federal portion of this number is $7,730 and the rest is a state portion of $574.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 13 - Income Taxes (Continued)

As part of the Tax Cuts and Jobs Act enacted in December 2017, taxpayers were required to capitalize research and experimental expenditures under Section 174 and amortize them over five years if incurred in the United States and over fifteen years if incurred in a foreign jurisdiction for tax years beginning on or after January 1, 2022. In 2025, the One Big Beautiful Bill (Public Law 119-21) introduced Section 174A, which permits taxpayers, for tax years beginning after December 31, 2024, to currently deduct qualifying domestic research and experimental expenditures or, at the taxpayer’s election, capitalize and amortize such expenditures over a period of not less than 60 months, while the requirement to capitalize and amortize foreign research and experimental expenditures over fifteen years remains in effect. The change in tax law reduces deferred tax assets associated with previously capitalized domestic research and experimental expenditures and increases the current deductibility of such costs for the year ended December 31, 2025. Provisions of this law did not have a material effect on our financial statements.

The roll-forward of the Company’s gross uncertain tax positions is as follows:

Gross Uncertain Tax Position
Balance at January 1, 2024	$91
Additions for current year tax positions	(36)
Balance at December 31, 2024	55
Expiration	(55)
Balance at December 31, 2025	$-

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

Assets information for the reported segments is not disclosed as it is not used by the Chief Operating Decision Maker CODM in evaluating the performance of, or making decisions about, the reported segments.

The Company’s reportable segments are strategic business units that offer different branded products. They are managed separately because each segment requires different technology and marketing strategies.

The Company’s CODM is the Chief Executive Officer.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - Reportable Segments (continued)

The following table presents the reportable segments information as of December 31, 2025:

	DTC	OEM	Other		Total

Net Sales	$20,696	$36,934	$1,000	(1)	$58,630

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$58,630

Direct material	12,547	22,465	-		35,012
Direct labor	1,458	2,025	-		3,483
Direct overhead and depreciation	1,876	2,612	-		4,488

Total Cost of Goods Sold	15,881	27,102	-		42,983

Gross profit	4,815	9,832	1,000		15,647

Operating Expenses
Research & development	-	-	2,981	(2)	2,981
Sales tax adjustment	1	-	-		1
Credit card & amazon transaction fees	501	-	-		501
Other general & administrative	-	-	22,490	(3)	22,490
Loss on impairment of right-of-use assets	-	-	2,667		2,667
Shipping	1,704	1,062	-		2,766
Sales and marketing stock compensation	38	123	-		161
Sales and marketing wages	978	1,248	-		2,226
Marketing spend	2,487	263	-		2,750
Rent	59	17	-		76
Unallocated sales and marketing stock compensation	-	-	57	(4)	57
Unallocated sales and marketing wages	-	-	1,363	(4)	1,363
Other sales & marketing	-	-	781	(4)	781

Total Operating Expenses	5,768	2,713	30,339		38,820

Loss from operations	(953)	7,119	(29,339)		(23,173)

Other income (expense)	-	-	131		131
Interest expense, net	-	-	(20,265)		(20,265)
Loss on extinguishment of debt	-	-	(31,843)		(31,843)

Change in FMV of warrant liability	-	-	5,117		5,117

Total Other Income (Expense)	-	-	(46,860	)(5)	(46,860)

Net Loss Before Taxes	(953)	7,119	(76,199)		(70,033)

Income Tax Benefit	-	-	(94)		(94)

Net Income (Loss)	$(953)	$7,119	$(76,105)		$(69,939)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(69,939)

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
(4)	General sales and marketing employee cost and other marketing expenses
(5)	Interest expense related to debt, change in fair market value of warrant liability, and loss on extinguishment of long-term debt

There were no significant customer revenues from the Company’s DTC segment for the year ended December 31, 2025.

Revenues from one customer of the Company’s OEM segment represents approximately $15,728, or 27%, of the Company’s consolidated revenues for the year ended December 31, 2025.

Dragonfly Energy Holdings Corp.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - Reportable Segments (continued)

The following table presents the reportable segments information as of December 31, 2024:

	DTC	OEM	Other		Total

Net Sales	$22,616	$27,612	$417	(1)	$50,645

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$50,645

Direct material	13,915	18,308	-		32,223
Direct labor	1,433	1,858	-		3,291
Direct overhead and depreciation	1,529	1,976	-		3,505

Total Cost of Goods Sold	16,877	22,142	-		39,019

Gross profit	5,739	5,470	417		11,626

Operating Expenses
Research & development	-	-	5,451	(2)	5,451
Sales tax adjustment	88	-	-		88
Credit card & amazon transaction fees	556	-	-		556
Loss on settlement	1,126	1,374	-	(5)	2,500
Other general & administrative	-	-	18,749	(3)	18,749
Shipping	1,711	818	-		2,529
Sales and marketing stock compensation	54	157	-		211
Sales and marketing wages	1,156	1,718	-		2,874
Marketing spend	1,411	990	-		2,401
Rent	73	16	-		89
Unallocated sales and marketing stock compensation	-	-	54	(4)	54
Unallocated sales and marketing wages	-	-	292	(4)	292
Other sales & marketing	-	-	1,591	(4)	1,591

Total Operating Expenses	6,175	5,073	26,137		37,385

Loss from operations	(436)	397	(25,720)		(25,759)

Other income (expense)	-	-	(36)		(36)
Interest expense, net	-	-	(21,504)		(21,504)
Change in FMV of warrant liability	-	-	6,684		6,684

Total Other Income (Expense)	-	-	(14,856	)(6)	(14,856)

Net Loss Before Taxes	(436)	397	(40,576)		(40,615)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$(436)	$397	$(40,576)		$(40,615)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(40,615)

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

Note 15 - SUBSEQUENT EVENTS

On January 30, 2026, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC (the “Lead Agent”), as representative of the several sales agents identified on Schedule 1 thereto, pursuant to which the Company may offer and sell, from time to time, through the Lead Agent, up to $50.0 million of shares of its common stock.

On March 15, 2026, the Company’s executive leadership team agreed to reduce their salaries by approximately 20% for the remainder of fiscal 2026, effective April 1, 2026. The adjusted salaries are as follows: Dr. Phares - $498; Mr. Seaburg - $221; Mr. Bourns - $264; and Dr. Singh - $280.

In lieu of cash compensation, the executives were granted stock options under the Company’s 2022 Plan at an exercise price of $2.99 per share: Dr. Phares - 38,269 shares; Mr. Seaburg - 36,607 shares; Mr. Bourns - 20,303 shares; and Dr. Singh 21,534 shares. The options vest in three equal annual installments beginning April 1, 2026, subject to continued service and the terms of the Plan.

Additionally, each non-employee director agreed to a comparable 20% reduction in cash compensation for the remainder of fiscal 2026. In lieu thereof, the directors were granted and aggregated of 13,364 RSUs under the Plan, subject to the same vesting terms and continued Board service.

Subsequent to December 31, 2025, certain securityholders exercised an aggregate of 70,267 penny warrants for an aggregate of 69,985 shares of Common Stock on a cashless basis at an exercise price of $0.01 per share.

