Form 10-Q
period 2026-03-31
Dragonfly Energy Holdings Corp.
filed 2026-05-14
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

As of May 12, 2026, there were 12,815,340 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025

Current Assets
Cash and cash equivalents	$8,637	$18,270
Accounts receivable, net of allowance for credit losses	2,979	4,215
Inventory	24,299	24,234
Prepaid expenses	1,115	1,088
Prepaid inventory	811	937
Prepaid income tax	359	353
Other current assets	1,758	1,083
Total Current Assets	39,958	50,180
Property and Equipment
Machinery and equipment	18,183	17,794
Office furniture and equipment	432	432
Leasehold improvements	7,634	7,563
Vehicle	33	33
Total	26,282	25,822
Less accumulated depreciation and amortization	(5,875)	(5,081)
Property and Equipment, Net	20,407	20,741
Operating lease right of use asset, net	14,951	15,240
Other assets	379	388
Total Assets	$75,695	$86,549
Current Liabilities
Accounts payable	$9,139	$10,322
Accrued payroll and other liabilities	2,518	4,053
Accrued tariffs	341	943
Customer deposits	118	121
Deferred revenue, current portion	1,000	1,000
Dividends Payable	502	317
Notes payable, current portion, net of debt issuance costs	466	433
Operating lease liability, current portion	2,447	2,533
Financing lease liability, current portion	28	35
Total Current Liabilities	16,559	19,757
Long-Term Liabilities
Deferred revenue, net of current portion	2,333	2,583
Warrant liabilities	207	713
Notes payable, non current portion, net of debt issuance costs	9,859	9,212
Operating lease liability, net of current portion	19,955	20,470
Financing lease liability, net of current portion	23	28
Total Long-Term Liabilities	32,377	33,006
Total Liabilities	48,936	52,763
Commitments and Contingencies (See Note 5)
Redeemable Preferred Stock
Preferred stock-Series A, 5,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Preferred stock-Series B, 25,000 shares at $0.0001 par value, authorized, 25,000 and 25,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	22,849	22,256
Stockholders’ Equity
Preferred stock, 4,995,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Common stock, 400,000,000 shares at $0.0001 par value, authorized, 12,148,783 and 12,078,713 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid in capital	162,627	163,622
Accumulated deficit	(158,718)	(152,093)
Total Stockholders’ Equity	3,910	11,530
Total Liabilities and Stockholders’ Equity	$75,695	$86,549

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2026 and 2025

(in thousands, except share and per share data)

	For The Three Months Ended March 31
	2026	2025

Net Sales	$9,704	$13,356

Cost of Goods Sold	7,994	9,428

Gross Profit	1,710	3,928

Operating Expenses
Research and development	980	1,000
General and administrative	4,482	6,357
Selling and marketing	1,975	2,485

Total Operating Expenses	7,437	9,842

Loss From Operations	(5,727)	(5,914)

Other (Expense) Income
Interest expense, net	(1,465)	(4,701)
Other income	61	-
Change in fair market value of warrant liability	506	3,818
Total Other Expense	(898)	(883)

Net Loss Before Taxes	(6,625)	(6,797)

Income Tax Expense (Benefit)	-	-

Net Loss	$(6,625)	$(6,797)
Less: Preferred Stock Dividends	(1,095)	-
Net Loss Attributable to Common Shareholders	$(7,720)	$(6,797)

Loss Per Share- Basic & Diluted	$(0.64)	$(9.28)

Weighted Average Number of Shares - Basic & Diluted	12,083,461	732,762

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three Months Ended March 31, 2026 and 2025

(in thousands, except share data)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2026	-	-	12,078,713	$1	$163,622	$(152,093)	$11,530

Net loss	-	-	-	-	-	(6,625)	(6,625)
Cashless exercise of liability classified warrants	-	-	69,985	-	-	-	-
Shares issued for vested restricted stock units	-	-	85	-	-	-	-
Dividends Preferred Series B - Paid-in-kind	-	-	-	-	(125)	-	(125)
Dividends Preferred Series B	-	-	-	-	(502)	-	(502)
Accretion of discount on Series B Preferred	-	-	-	-	(468)	-	(468)
Stock compensation expense	-	-	-	-	100	-	100

Balance - March 31, 2026	-	-	12,148,783	$1	$162,627	$(158,718)	$3,910

Balance - January 1, 2025	-	-	723,265	$-	$72,750	$(82,154)	$(9,404)

Net loss	-	-	-	-	-	(6,797)	(6,797)
Common stock issued in public offering (ATM), net of costs	-	-	2,316	-	63	-	63
Redeemable preferred stock issued, net	350	3,180	-	-	-	-	-
Shares issued for vested restricted stock units	-	-	2,195	-	-	-	-
Conversion of preferred stock to common stock	(30)	(273)	31,189	-	273	-	273
Stock compensation expense	-	-	-	-	220	-	220

Balance - March 31, 2025	320	2,907	758,965	$-	$73,306	$(88,951)	$(15,645)

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(in thousands)

	2026	2025
Cash Flows From Operating Activities
Net Loss	$(6,625)	$(6,797)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Stock based compensation	100	220
Amortization of debt discount	921	1,095
Change in fair market value of warrant liability	(506)	(3,818)
Non-cash interest expense (paid-in kind)	-	3,579
Provision for credit losses	6	103
Depreciation and amortization	794	859
Amortization of right of use of assets	289	658
Changes in Assets and Liabilities
Accounts receivable	1,230	(1,915)
Inventory	(65)	(12)
Prepaid expenses	(27)	(126)
Prepaid inventory	126	(669)
Prepaid income tax	(6)	-
Other current assets	(675)	54
Other assets	9	-
Accounts payable and accrued expenses	(2,899)	3,379
Operating lease liabilities	(601)	(706)
Accrued tariffs	(602)	30
Deferred revenue	(250)	(250)
Income tax payable	-	(4)
Customer deposits	(3)	(180)
Total Adjustments	(2,159)	2,297
Net Cash Used in Operating Activities	(8,784)	(4,500)

Cash Flows From Investing Activities
Purchase of property and equipment	(279)	(778)
Net Cash Used in Investing Activities	(279)	(778)

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Cash Flows (continued)

For the Three Months Ended March 31, 2026 and 2025

(in thousands)

(continued from previous page)	2026	2025
Cash Flows From Financing Activities
Proceeds from public offering (ATM), net	-	63
Repayment of note payable	(241)	-
Proceeds from preferred stock offering, net of fees	-	3,180
Principal payments on finance leases	(12)	(11)
Payment of dividends	(317)	-
Net Cash (Used in) Provided by Financing Activities	(570)	3,232

Net Decrease in Cash and cash equivalents	(9,633)	(2,046)
Beginning Cash and cash equivalents - beginning of period	18,270	4,849
Ending Cash and cash equivalents - end of period	$8,637	$2,803

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$-	$2
Cash paid for interest	$965	$1
Supplemental Non-Cash Investing and Financing Activities
Purchases of property and equipment, not yet paid	$360	$929
Recognition of warrant liability - Investor Warrants	$-	$697
Conversion of preferred stock to common stock	$-	$273
Accrued dividends	$502	$-
Dividends paid in kind	$125	$-
Accretion of preferred stock discount	$468	$-

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed consolidated financial statements should be read along with the Annual Report on Form 10-K filed with the SEC on March 30, 2026 of the Company for the annual period ended December 31, 2025. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of and for the year then ended.

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the three months ended March 31, 2026 and 2025, the Company incurred losses from operations and had negative cash flow from operations. As of March 31, 2026, the Company had $8,637 in cash and cash equivalents and a working capital of $23,399. The Company’s ability to achieve profitability and positive cash flow depends on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements.

In 2025, the Company completed several capital raising and debt restructuring transactions, resulting in aggregate net cash proceeds of approximately $90,930 and modifications to its term loan that extended the maturity to October 2027, deferred principal and interest payments, reduced outstanding principal (including partial cancellation and conversion of principal into preferred stock), and established minimum liquidity covenants. On January 30, 2026, the Company also entered into an at-the-market equity offering program under which it may, at its discretion and subject to market conditions, issue and sell up to $50 million of its common stock from time to time. Refer to Annual Report on Form 10-K for the period ended December 31, 2025 for additional information regarding these equity offerings and term loan amendments.

Management has evaluated the conditions and events described above in relation to the Company’s obligations coming due within one year after the date these condensed consolidated financial statements are issued. Based on this evaluation, the capital raise and debt restructuring activities completed in 2025 and early 2026, including access to the at-the-market equity offering program, and the Company’s ability to maintain covenant compliance with a monthly liquidity minimum of $5,000, management has concluded that although substantial doubt was initially raised, its plans have alleviated substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

Inventory

Inventories (Note 4), which consist of raw materials and finished goods, are stated at the lower of cost (first in, first out) or net realizable value, net of reserves for obsolete inventory. The Company continually analyzes its slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. The Company had a reserve of $560 and $300 as of March 31, 2026 and December 31, 2025, respectively.

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

The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. Payment terms for distributors and OEMs are typically due within 30-90 days after shipment. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of March 31, 2026 and December 31, 2025, the contract liability related to the Company’s customer deposits were approximately $118 and $121, respectively.

The Company recognized $121 of the contract liability as of December 31, 2025 during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recognized $306 of the contract liability that was recorded as a January 1, 2025 beginning balance.

On July 29, 2024, Dragonfly Energy Corp. (“Legacy Dragonfly”), a wholly-owned subsidiary of the Company, and Battle Born Battery Products, LLC (“Battle Born LLC”), a wholly-owned subsidiary of Legacy Dragonfly, entered into a License Agreement (the “License Agreement”) with Stryten Energy LLC. The $5,000 initial licensing fee is being recognized as revenue on a straight-line basis over five years. The Company has recorded $250 in revenue related to the license agreement during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the contract liability related to the Company’s deferred revenue was approximately $3,333 and $3,583, respectively.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Disaggregation of Revenue

The following table present our disaggregated revenues by distribution channel:

	For the Three Months Ended March 31,
Sales	2026	2025
Direct to customer	3,702	5,015
Original equipment manufacture	5,752	8,091
License fee revenue	250	250
Total	$9,704	$13,356

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. The Company estimates, based upon a review of historical warranty claim experience, the costs that may be incurred under its warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of our recorded warranty liability and adjust the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation at March 31, 2026 and December 31, 2025 to be $861 and $867, respectively. The Company incurred warranty expense of $98 and $123 for the three months ended March 31, 2026 and 2025, respectively.

The following table reflects the activity in the Company’s warranty obligation for the three months ended March 31, 2026:

March 31, 2026
Beginning warranty obligation	867
Provision of warranty expense	98
Settlement of warranty claims	(104)
Ending warranty obligation	$861

Concentrations

As of March 31, 2026, receivables from Customer A, Customer B, and Customer C comprised approximately 12%, 10%, and 10%, respectively, of accounts receivable. As of December 31, 2025, receivables from Customer D comprised approximately 31% of accounts receivable. There are no other significant accounts receivable concentration.

Sales from Customer D comprised approximately 14% of the Company’s total revenue for the three months ended March 31, 2026. Sales from Customer D comprised approximately 18% of the Company’s total revenue for the three months ended March 31, 2025.

As of March 31, 2026, payables to Vendor A and Vendor B comprised approximately 43% and 10%, respectively, of accounts payables. As of December 31, 2025, payables to Vendor A, Vendor C, and Vendor D comprised approximately 36%, 16%, and 12%, respectively, of accounts payables.

For the three months ended March 31, 2026, Vendor A and Vendor E accounted for approximately 13% and 10%, respectively, of the Company’s total purchases. For the three months ended March 31, 2025, Vendor A accounted for approximately 21% of the Company’s total purchases.

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

Income Taxes

On July 4, 2025, the One Big Beautiful Bill (the “OBBB”) Act was signed into law in the United States. The OBBB Act includes significant provisions, such as the permanent extension and modification of certain provisions of the U.S. Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions beginning in 2025 and others beginning at various dates through 2027. The Company does not expect the OBBB Act to materially impact the Company’s income tax position as of March 31, 2026.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	March 31,
	2026	2025
Warrants	855,349	5,225,616
Restricted stock units	29,523	32,359
Series A Preferred Stock	-	384,000
Options	130,084	16,194
Weighted average number of common shares-basic	1,014,956	5,658,169

Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net loss, total assets, total liabilities, stockholders’ equity, or the previously reported net decrease in cash and cash equivalents.

Segment Reporting

Operating segments are identified (Note 12) as components of the Company for which separate discrete financial information is available and that are regularly reviewed by the Company’s Chief Executive Officer, the chief operating decision maker, to make decisions about resource allocation and assess performance. The Company currently manages its business through two operating and reportable segments.

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

The following table presents assets and liabilities that were measured at fair value in the Unaudited Condensed Consolidated Balance Sheets on a recurring basis as of March 31, 2026.

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of March 31, 2026
Liabilities
Warrant liability- Term Loan	$181	$181	$-	$181	$-
Warrant liability- June Public Offering	26	26	-	26	-
Total liabilities	$207	$207	$-	$207	$-

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

The carrying amounts of accounts receivable and accounts payable are considered level 1 and approximate fair value as of March 31, 2026 and December 31, 2025 because of the relatively short maturity of these instruments.

The carrying value of the term loan as of March 31, 2026 and December 31, 2025 approximates fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt and is considered Level 2.

There was no Level 3 activity for the three months ended March 31, 2026 and 2025.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 4 - INVENTORY

Inventory consists of the following:

	March 31, 2026	December 31, 2025
Raw material	$20,579	$20,933
Finished goods	3,720	3,301
Total inventory	$24,299	$24,234

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

The following table presents the breakout of the operating leases as of:

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$14,951	$15,240
Short-term operating lease liabilities	2,447	2,533
Long-term operating lease liabilities	19,955	20,470
Total operating lease liabilities	$22,402	$23,003
Weighted average remaining lease term	7.69 years	7.88 years
Weighted average discount rate	8.00%	7.99%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At March 31, 2026, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2026(1)	$3,221
December 31, 2027	3,746
December 31, 2028	3,860
December 31, 2029	3,614
December 31, 2030	3,446
Thereafter	12,600
Total lease payments	30,487
Less imputed interest	8,085
Total operating lease liabilities	$22,402

(1)	Represents scheduled payments for the remaining nine-month period ending December 31, 2026.

		For The Three Months Ended March 31,
Lease cost	Classification	2026	2025
Operating lease cost	Cost of goods sold	$452	$627
Operating lease cost	Research and development	43	40
Operating lease cost	General and administration	233	817
Operating lease cost	Selling and marketing	14	13
Total lease cost		$742	$1,497

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

The following table presents the breakout of the financing leases as of:

	March 31, 2026	December 31, 2025
Finance lease right-of-use assets	$76	$85
Short-term finance lease liabilities	28	35
Long-term finance lease liabilities	23	28
Total finance lease liabilities	$51	$63
Weighted average remaining lease term	2.10 years	2.15 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At March 31, 2026, the future minimum lease payments under these financing leases are as follows:

Fiscal Years Ending
December 31, 2026(1)	$24
December 31, 2027	18
December 31, 2028	9
December 31, 2029	3
Total lease payments	54
Less imputed interest	3
Total financing lease liabilities	$51

(1)	Represents scheduled payments for the remaining nine-month period ending December 31, 2026.

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

Note 6 - LONG TERM DEBT

Term Loan Agreement

As of March 31, 2026 and December 31, 2025, the Company had an outstanding term loan (the “Term Loan”) under a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”), dated October 7, 2022, with EICF Agent LLC, as agent, and certain lenders. As amended, the Term Loan matures on October 7, 2027 and requires monthly installments based on 0.4167% of the principal amount of Term Loans outstanding beginning December 1, 2025. The obligations under the Term Loan Agreement are secured by a first priority lien on substantially all of the Company’s assets, including certain mortgaged properties.

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to UNAUDITED CONDENSED Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Long Term Debt (continued)

Term Loan Agreement (continued)

During the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $576 and $3,579, respectively. Amortization of the debt issuance costs amounted to $921 and $1,095, respectively, for the same periods. As of March 31, 2026, the carrying value of the Term Loan was $10,325, consisting of $19,103 in principal net of $8,778 in unamortized debt discount. As of December 31, 2025, the carrying value of the Term Loan was $9,645, consisting of $19,344 in principal net of $9,699 in unamortized debt discount.

Subsequent to the original execution of the Term Loan Agreement, the Company entered into six amendments which modified terms of the facility, including, but not limited to, interest rate mechanics, the timing of principal payments, and certain financial and operational covenants. All six amendments were in effect as of March 31, 2026.

Financial Covenants

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

At March 31, 2026, the future debt maturities are as follows:

Fiscal Years Ending
December 31, 2026(1)	$704
December 31, 2027	18,399
Total debt	19,103
Less: Unamortized debt issuance costs	(8,778)
Total carrying amount	10,325
Less: Current portion of debt	(466)
Total long-term debt	$9,859

(1)	Represents scheduled payments for the remaining nine-month period ending December 31, 2026.

Note 7 - RELATED PARTY

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

Note 8 - WARRANTS

Common Stock Warrants classified as Equity

Public Warrants

The Company’s Public Warrants are classified as equity and as of March 31, 2026 and December 31, 2025, there were 104,695 Public Warrants issued and outstanding.

During the three months ended March 31, 2026 and 2025, no public warrants were exercised.

The following table presents a roll-forward of the Company’s equity warrants from January 1, 2026 to March 31, 2026:

	Public Warrants	Underwriters’ Warrants	Pre-Funded Underwriters’ Warrants
Warrants Outstanding, January 1, 2026	104,695	6,336	500,000
Exercise of warrants	-	-	-
Warrants issued	-	-	-
Underwriters’ Warrants Outstanding, March 31, 2026	104,695	6,336	500,000

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to UNAUDITED CONDENSED Consolidated Financial Statements

(in thousands, except share and per share data)

Note 8 - Warrants (Continued)

Common Stock Warrants classified as Liability

Private Placement Warrants

There were 16,682 private warrants outstanding as of March 31, 2026 and December 31, 2025, respectively. The Company accounts for the Private Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private warrants do not meet the criteria for equity treatment thereunder, each private warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date.

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

On February 26, 2025, the Company entered into the Fifth Amendment to the Term Loan with the Term Loan Lenders in connection with the February 2025 securities purchase agreement (see Note 8). The Fifth Amendment provided for a one-time issuance the February 2025 Penny Warrants to purchase up to 33,000 shares of the Company’s Common Stock, at an exercise price of $0.01 per share. The February 2025 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

During the three months ended March 31, 2026, Original Penny Warrant holders exercised 70,267 warrants on a cashless basis, with the Company agreeing to issue 69,985 shares of Common Stock in connection with such exercise.

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to UNAUDITED CONDENSED Consolidated Financial Statements

(in thousands, except share and per share data)

Note 8 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

Term Loan Warrants (continued)

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Penny Warrants:

	As of March 31, 2026	As of December 31, 2025
Common stock price	$1.74	$3.25
Exercise price	0.01	0.01
Dividend yield	0%	0%
Term	6.52-8.91	6.77-9.16
Volatility	162.5%	530.8%
Risk-free rate	4.0% - 4.2%	4.0% - 4.2%
Fair value	$1.74	$3.25

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Investor Warrants issued in the June 2023 Offering:

	As of March 31, 2026	As of December 31, 2025
Common stock price	$1.74	$3.25
Exercise price	$180	$180
Dividend yield	0%	0%
Term	2.23	2.48
Volatility	153.7%	571.4%
Risk-free rate	3.7%	3.7%
Fair value	$0.206	$3.25

The following table presents a roll-forward of the Company’s warrants from January 1, 2026 to March 31, 2026:

	Private Warrants	Term Loan Warrants	Investor Warrants
Warrants Outstanding, January 1, 2026	16,682	174,215	123,688
Exercise of warrants	-	(70,267)	-
Warrants issued	-	-	-
Warrants Outstanding, March 31, 2026	16,682	103,948	123,688

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to UNAUDITED CONDENSED Consolidated Financial Statements

(in thousands, except share and per share data)

NOTE 9 - REDEEMABLE PREFERRED STOCK

Series B Convertible Preferred Stock

The Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) was issued in connection with the Sixth Amendment to the Term Loan entered into on October 20, 2025, pursuant to which $25.0 million of outstanding principal was exchanged for 25,000 shares of Series B Preferred Stock with an aggregate liquidation preference of $25.0 million. The Series B Preferred Stock is non-voting and carries a base liquidation preference of $1,000 per share, plus accrued and unpaid dividends, senior to the Company’s common stock in a liquidation. Dividends accrue at 10% per annum, with 80% payable in cash and 20% payable in kind and added to the liquidation preference; any unpaid cash dividends may also be paid in kind and added to the liquidation preference.

Each share of Series B Preferred Stock is convertible, at the holder’s option beginning six months after the original issuance date, into shares of the Company’s common stock at a fixed conversion price of $3.15 per share, subject to a minimum aggregate value of $500,000 per conversion (other than a final conversion) and customary beneficial ownership and exchange caps. The Series B Preferred Stock is redeemable at the Company’s option and under certain holder-option and other specified circumstances, generally at a price per share equal to the greater of (i) the liquidation preference (including accrued but unpaid dividends) and (ii) the value on an as-converted basis determined with reference to recent volume-weighted average trading prices of the Company’s common stock.

The Company evaluated the Series B Preferred Stock under ASC 480, Distinguishing Liabilities from Equity, and concluded it is not a liability because it is not mandatorily redeemable and does not otherwise meet the definition of a liability. The host contract was determined to be more akin to debt for purposes of ASC 815, Derivatives and Hedging; the conversion feature is not clearly and closely related to the host but qualifies for the equity classification scope exception because the conversion price is fixed and the instrument is indexed to the Company’s own stock. Because certain redemption rights are not solely within the Company’s control, the Series B Preferred Stock is presented as temporary equity and initially measured at fair value. The carrying amount is being accreted to the redemption value over the expected term, and dividends (cash and paid-in-kind) are recognized as preferred dividends.

For the three months ended March 31, 2026, the Company recognized accreted dividends of $468, related to the Series B Preferred Stock.

Note 10 - COMMON STOCK

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the rights of the preferred stockholders. No dividends on common stock had been declared by the Company.

On January 30, 2026, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC, as lead agent and representative of the other sales agents, establishing an at-the-market offering program under which the Company may, from time to time and at its discretion, offer and sell up to $50 million of its common stock. The Company is not obligated to sell any shares under the program and retains sole discretion over the timing, amount, pricing, and other terms of any sales effected through the lead agent. The program is intended to provide the Company with a flexible source of capital to support its liquidity needs and is subject to customary closing conditions, a 3% sales commission and reimbursement of specified expenses payable to the agents, and customary indemnification and contribution provisions. As of March 31, 2026, the Company did not sell any stock under the agreement.

For the three months ended March 31, 2026 and 2025, the Company had reserved shares of common stock for issuance as follows:

	March 31, 2026	March 31, 2025
Options issued and outstanding	130,084	16,194
Common stock outstanding	12,148,783	758,964
Warrants outstanding	855,349	5,225,616
Earnout shares	277,778	277,778
Series A Preferred Stock outstanding	-	384,000
Shares available for future issuance	1,504,929	122,725
Total	14,916,923	6,785,277

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

During the three months ended March 31, 2026 and 2025, the Company did not issue any shares of common stock under the ESPP.

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2026	13,407	$241.49	$240.31	5.64	$-
Options granted	116,713	2.99	2.99	9.95	-
Options forfeited	(1)	314.59	311.00	-	-
Options expired	(35)	263.51	259.80	-	-
Balances, March 31, 2026	130,084	$27.50	$27.38	9.44	$-

At March 31, 2026
Vested and Exercisable	13,324	$239.87		4.97	$-
Vested and expected to vest	130,084	$27.50		9.44	$-

During the three months ended March 31, 2026, the Company issued 116,713 stock options. During the three months ended March 31, 2025, the Company did not issue any stock options.

Share-based compensation expense for options and RSUs totaling $100 and $220 was recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.

Dragonfly Energy Holdings Corp.

Notes to UNAUDITED CONDENSED Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - Stock-Based Compensation (continued)

Of the $100 of share-based compensation incurred during the three months ended March 31, 2026, $3 is allocated to cost of goods sold, $4 to research and development, $20 to selling and marketing, and $73 to general and administrative expenses. Of the $220 of share-based compensation incurred during the three months ended March 31, 2025, $18 is allocated to cost of goods sold, $14 to research and development, $61 to selling and marketing, and $127 to general and administrative expenses.

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

March 31, 2026
Weighted average fair value of options granted	$1.40
Risk-free interest rate	3.92%
Volatility	45.12%
Expected life (years)	5.53
Dividend yield	0.00%

Restricted Stock Units

The following table presents the restricted stock units activity for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Fair Market Value
Unvested shares, January 1, 2026	16,787	$45.16
Granted	13,364	1.73
Exercised	(89)	94.54
Forfeited	(539)	35.06
Unvested shares, March 31, 2026	29,523	$26.42

As of March 31, 2026 and 2025 there were 1,504,929 and 122,725 shares, respectively, of unissued authorized and available for future awards under the 2022 Equity Incentive Plan and Employee Stock Purchase Plan.

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

The Company’s CODM is the Chief Executive Officer.

Dragonfly Energy Holdings Corp.

Notes to UNAUDITED CONDENSED Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Reportable Segments (continued)

The following table presents the reportable segments information for the three months ended March 31, 2026:

	DTC	OEM	Other		Total

Net Sales	$3,702	$5,752	$250	(1)	$9,704

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$9,704

Direct material	2,500	3,546	-		6,046
Direct labor	386	441	-		827
Direct overhead and depreciation	523	598	-		1,121

Total Cost of Goods Sold	3,409	4,585	-		7,994

Gross profit	293	1,167	250		1,710

Operating Expenses
Research & development	-	-	980	(2)	980
Credit card & amazon transaction fees	82	-	-		82
Other general & administrative	-	-	4,400	(3)	4,400
Shipping	228	136	-		364
Sales and marketing stock compensation	2	13	-		15
Sales and marketing wages	199	294	-		493
Marketing spend	648	69	-		717
Rent	14	4	-		18
Unallocated sales and marketing stock compensation	-	-	243	(4)	243
Unallocated sales and marketing wages	-	-	5	(4)	5
Other sales & marketing	-	-	120	(4)	120

Total Operating Expenses	1,173	516	5,748		7,437

Loss from operations	(880)	651	(5,498)		(5,727)

Other income (expense)	-	-	61		61
Interest expense, net	-	-	(1,465)		(1,465)
Change in FMV of warrant liability	-	-	506		506

Total Other Income (Expense)	-	-	(898	)(5)	(898)

Net Loss Before Taxes	(880)	651	(6,396)		(6,625)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$(880)	$651	$(6,396)		$(6,625)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(6,625)

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
(4)	General sales and marketing employee cost and other marketing expenses
(5)	Interest expense related to debt and change in fair market value of warrant liability

There were no significant customer revenues from the Company’s DTC segment for the three months ended March 31, 2026.

Revenues from one customer of the Company’s OEM segment represents approximately $1,369, or 14%, of the Company’s consolidated revenues for the three months ended March 31, 2026.

Dragonfly Energy Holdings Corp.

Notes to UNAUDITED CONDENSED Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Reportable Segments (continued)

The following table presents the reportable segments information for the three months ended March 31, 2025:

	DTC	OEM	Other		Total

Net Sales	$5,015	$8,091	$250	(1)	$13,356

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$13,356

Direct material	2,889	4,659	-		7,548
Direct labor	321	484	-		805
Direct overhead and depreciation	429	646	-		1,075

Total Cost of Goods Sold	3,639	5,789	-		9,428

Gross profit	1,376	2,302	250		3,928

Operating Expenses
Research & development	-	-	1,000	(2)	1,000
Sales tax adjustment	2	-	-		2
Credit card & amazon transaction fees	114	-	-		114
Other general & administrative	-	-	6,241	(3)	6,241
Shipping	338	287	-		625
Sales and marketing stock compensation	10	38	-		48
Sales and marketing wages	197	311	-		508
Marketing spend	675	71			746
Rent	14	4	-		18
Unallocated sales and marketing stock compensation	-	-	292	(4)	292
Unallocated sales and marketing wages	-	-	14	(4)	14
Other sales & marketing	-	-	234	(4)	234

Total Operating Expenses	1,350	711	7,781		9,842

Loss from operations	26	1,591	(7,531)		(5,914)

Interest expense, net	-	-	(4,701)		(4,701)
Change in FMV of warrant liability	-	-	3,818		3,818

Total Other Income (Expense)	-	-	(883	)(5)	(883)

Net Loss Before Taxes	26	1,591	(8,414)		(6,797)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$26	$1,591	$(8,414)		$(6,797)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(6,797)

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

Note 13 - SUBSEQUENT EVENTS

Subsequent to March 31, 2026, the remaining outstanding penny warrants of 103,948 warrants were exercised in full on a cashless basis, resulting in the issuance of 103,390 shares of common stock.

Subsequent to March 31, 2026, the Company issued and sold approximately 379,700 shares of common stock under the Equity Distribution Agreement with Canaccord Genuity LLC, resulting in additional net cash proceeds of approximately $768.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026 (the “Annual Report”), particularly those under “Risk Factors.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to service our outstanding indebtedness and comply with the financial covenants in our loan agreement, the failure of which could allow our lenders to accelerate payment under our loan agreement, which would have a material adverse effect on our ability to operate and could require us, among other things, to reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve;
●	the potential impact of the conversion and the terms of our outstanding Series B Convertible Stock (the “Series B Preferred Stock”) on the market price of our common stock and our ability to redeem and make dividend payments with respect to our Series B Preferred Stock;
●	our ability to raise additional capital to fund our operations;
●	our ability to successfully increase market penetration into target markets;
●	our ability to maintain the listing of our common stock and public warrants on the Nasdaq Capital Market;
●	the addressable markets that we intend to target do not grow as expected;
●	the potential for events or circumstances that result in our failure to timely achieve the anticipated benefits of our customer arrangements, including with Stevens Transport;
●	our ability to generate revenue from future product sales in our existing markets or new markets that we enter, including the trucking and industrials markets, and our ability to achieve and maintain profitability;
●	the loss of any members of our senior management team or other key personnel;
●	the loss of any relationships with key suppliers, including suppliers in China;
●	the loss of any relationships with key customers;
●	our ability to protect our patents and other intellectual property;
●	our ability to engage target customers and successfully retain these customers for future orders;
●	the failure to successfully optimize solid-state cells or to produce commercially viable solid-state cells in a timely manner or at all, or to scale to mass production;
●	the failure to produce lithium battery cells in the United States in a timely manner or at all, or to scale to mass production;
●	the outcome of pending litigation and potential product liability claims;
●	the failure to timely achieve the anticipated benefits of our licensing arrangement with Stryten Energy LLC (“Stryten”);
●	changes in applicable laws or regulations, including changes in the rates of tariffs or any adjustments to the amounts payable by us to customs as a result of improperly identifying the applicable tariff rate payable on our products;
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors (including an economic slowdown or inflationary pressures);
●	our ability to sell the desired amounts of shares of common stock at desired prices under our committed equity facility;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	developments relating to our competitors and our industry;
●	the reliance on two suppliers for our lithium iron phosphate cells and a single supplier for the manufacture of our battery management system;
●	our current dependence on one manufacturing facility; and
●	the potential impact of global and macroeconomic conditions, including economic, political and social instability, including the Russia-Ukraine conflict, the India-Pakistan conflict, Hamas’ attack on Israel and the Iranian conflict, and their effects on our operations.

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

Since 2020, we have sold over 382,000 batteries. For the quarters ended March 31, 2026, and March 31, 2025, we sold 5,783 and 10,845 batteries, respectively, and had $9.7 million and $13.4 million in net sales, respectively. We currently offer several lines of batteries across our two brands, each differentiated by size, power and capacity, consisting of seven different models, which come with an option for internal heat for cold temperature operation or an option for wireless communication using our Dragonfly IntelLigence feature. As a result of changes to our marketing focus and corporate objectives, we are focusing our selling efforts of “Battle Born” branded batteries primarily to original equipment manufacturers (“OEMs”) as well as directly to consumers (“DTC”).

Our decrease in sales was primarily attributable to RV OEM customers right sizing inventory levels in response to a slower-than-anticipated market recovery, as reflected in RVIA shipment data for the quarter, as well as overall macroeconomic conditions. DTC sales declined due to macroeconomic pressures on consumer demand. In addition, during the quarter, we experienced increased negative third-party online commentary regarding some of our products, which may have impacted customer sentiment and contributed to variability in demand. We expect our sales to increase in the next 12 months as our customers expand the number of models they include our battery systems in for the new model year and our entrance into new markets, trucking and industrials, with new product offerings.

During the first quarter of 2026, we continued to implement our corporate optimization initiative, prioritizing product development to drive near term revenue and profit. For instance, this strategic shift is accelerating our development of purpose-built solutions for the trucking and industrial markets, resulting in the recent launch of our Battle Born DualFlow Power Pack, a practical, cost-effective hybrid electrification solution for the trucking industry. Subsequent to first quarter end, we received a purchase order from Stevens Transport valued in excess of $3 million for approximately 500 trucks, representing one of the largest single-fleet deployments of our heavy-duty trucking solutions to date and spanning our full product portfolio.

In addition, in April 2026, we announced we have received an allowance from the Japan Patent Office for our application titled “Powderized Solid-State Electrolyte and Electroactive Materials.” This marks our first patent application allowance in Japan and covers innovations in powderized solid-state electrolyte and electroactive materials, a core component of our solid-state battery development and dry electrode manufacturing platform.

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

As of March 31, 2026, we had cash totaling $8.6 million. Our net loss for the quarter ended March 31, 2026 was $6.6 million and our net loss for the quarter ended March 31, 2025 was $6.8 million. As discussed under “-Liquidity and Capital Resources” below we expect that we will need to raise additional funds, including through the use of the ATM (as defined below) and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve.

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

On July 20, 2025, we entered into a Settlement and Release Agreement (the “Release Agreement”) with the holder of the outstanding shares of Series A Preferred Stock. Pursuant to the terms of the Release Agreement, we issued and delivered 210,000 shares of common stock to the holder and the holder surrendered to us all of the outstanding shares of Series A Preferred Stock. In addition, under the Release Agreement, upon the issuance of the shares of common stock, our obligations under the Purchase Agreement, the Certificate of Designation governing the Series A Preferred Stock and the other agreements entered into in connection with the offering of the Series A Preferred Stock were satisfied in full and the Purchase Agreement and the other agreements were deemed terminated and any remaining shares of Series A Preferred Stock that were outstanding or deemed to be outstanding were deemed cancelled and no longer outstanding. We have no further obligation to issue any shares of common stock or Series A Preferred Stock to the holder under the Purchase Agreement or otherwise. Under the Release Agreement, each party also provided a full release to the other party.

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

Equity Distribution Agreement

In January 2026, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”) under which we may offer and sell, from time to time, shares of our common stock through an at-the-market equity offering program (the “ATM”) for up to $50.0 million in gross proceeds. Subject to the terms and conditions of the Equity Distribution Agreement, Canaccord will use commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits specified by us. We are not obligated to sell any shares of common stock under the Equity Distribution Agreement. We will pay Canaccord a commission of 3.0% of the aggregate gross proceeds from each sale of shares of common stock and will reimburse Canaccord for certain specified expenses. As of March 31, 2026, we have not sold any shares of our common stock pursuant to the ATM. Subsequent to March 31, 2026, we have sold 379,700 shares of common stock for aggregate net proceeds of approximately $0.8 million.

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

Demand from end market consumers is impacted by a number of factors, including travel restrictions, fuel costs and energy demands (including an increasing trend towards the use of green energy), as well as overall macro-economic conditions and inflation. Sales of our batteries have benefited from the increased adoption of the RV lifestyle, the demand for and inclusion of additional appliances and electronics in RVs, and the accelerating trend of solar power adoption among RV customers. However, macro-economic conditions and increased competition from imported battery packs have led to a decrease in direct to consumer sales. We have focused on product diversification, including the introduction of batteries equipped with our Dragonfly IntelLigence technology and the expansion of complementary system components that support integrated power solutions across our end markets. We expect that direct to consumer sales will remain relatively flat through 2026. However, we expect growth among our existing RV OEM customers to be driven by expanded adoption of our products across additional models and configurations, as well as increased system content per unit, rather than solely by changes in overall RV shipment volumes. In addition, we anticipate increased revenue from continued expansion within existing customer relationships across other end markets, including industrial and commercial energy storage applications and the heavy-duty trucking market, where fleet customers have begun to adopt our systems and expand deployments following initial pilot programs.

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

General and administrative

General and administrative costs include personnel-related expenses attributable to our executive, finance, human resources, and engineering and product development organizations, certain facility and information technology costs, and fees for professional services.

Selling and marketing

Selling and marketing costs include outbound freight, personnel-related expenses, as well as trade show, industry event, marketing, customer support, and other indirect costs. We expect to continue to make the necessary sales and marketing investments to enable the execution of our strategy, which includes expanding into additional end markets.

Total Other Expense

Other expense consists primarily of debt extinguishment, interest expense, the change in fair value of the warrant liability and amortization of debt issuance costs.

Results of Operations

Comparisons for the Three months ended March 31, 2026, and March 31, 2025

The following table sets forth our results of operations for the three months ended March 31, 2026 and March 31, 2025. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three months ended March 31,
	2026	% Net Sales	2025	% Net Sales
	(in thousands)
Net Sales	$9,704	100.0	$13,356	100.0
Cost of Goods Sold	7,994	82.4	9,428	70.6
Gross profit	1,710	17.6	3,928	29.4
Operating expenses
Research and development	980	10.1	1,000	7.5
General and administrative	4,482	46.2	6,357	47.6
Sales and marketing	1,975	20.4	2,485	18.6
Total Operating expenses	7,437	76.6	9,842	73.7
Loss From Operations	(5,727)	(59.0)	(5,914)	(44.3)
Other Expense
Interest expense, net	(1,465)	(15.1)	(4,701)	(35.2)
Other income	61	0.6	-	-
Change in fair market value of warrant liability	506	5.2	3,818	28.6
Total Other Expense	(898)	(9.3)	(883)	(6.6)
Loss Before Taxes	(6,625)	(68.3)	(6,797)	(50.9)
Income Tax Benefit	-	-	-	-
Net Loss	$(6,625)	(68.3)	$(6,797)	(50.9)
Less: Preferred Stock Dividends	$(1,095)	(11.3)	$-	-
Net Loss Attributable to Common Shareholders	$(7,720)	(79.6)	$(6,797)	(50.9)

	Three months ended March 31,
	2026	% Net Sales	2025	% Net Sales
	(in thousands)
DTC	$3,702	38.1	$5,015	37.5
OEM	5,752	59.3	8,091	60.6
Licensing Revenue	250	2.6	250	1.9
Net Sales	$9,704	100.0	$13,356	100.0

Net Sales

Net sales decreased by $3.7 million, or 27.3%, to $9.7 million for the quarter ended March 31, 2026, as compared to $13.4 million for the quarter ended March 31, 2025. This decrease was primarily due to lower OEM and DTC sales. RV OEM sales declined as customers rightsized inventory levels in response to a slower-than-anticipated market recovery, as reflected in RVIA shipment data for the quarter, as well as overall macroeconomic conditions. DTC sales declined due to macroeconomic pressures on consumer demand. We expect our sales to increase in the next 12 months as our customers expand the number of models they include our battery systems in for the new model year and our entrance into new markets, trucking and industrials, with new product offerings.

Cost of Goods Sold

Cost of goods sold decreased by $1.4 million, or 15.2%, to $8.0 million for the quarter ended March 31, 2026, as compared to $9.4 million for the quarter ended March 31, 2025. This decrease was primarily due to lower unit volume of batteries and accessories. We expect our cost of goods sold to increase over the next 12 months in conjunction with the anticipated increase in revenue and higher tariffs but will be slightly offset with some automation initiatives in the second quarter of 2026.

Gross Profit

Gross profit decreased by $2.2 million, or 56.5%, to $1.7 million for the quarter ended March 31, 2026, as compared to $3.9 million for the quarter ended March 31, 2025. The decrease in gross profit was primarily due to lower unit volume of battery and accessory sales. Gross Profit percentage decreased by 11.8% to 17.6% primarily due to lower sales unit volume and higher material costs due to higher tariffs.

Research and Development Expenses

Research and development expenses remained unchanged at $1.0 million for the quarters ended March 31, 2026 and 2025. A decrease in wage expense of $0.4 million, resulting from reduced headcount, was offset by an increase in depreciation expense due to a prior period correction, leading to overall unchanged research and development expenses. We expect research and development expenses to remain relatively stable over the next year.

General and Administrative Expenses

General and administrative expenses declined by $1.9 million, or 29.5%, from $4.5 million for the quarter ended March 31, 2026, compared to $6.4 million for the quarter ended March 31, 2025. The reduction was mainly driven by a $1.4 million decrease in professional fees, which resulted from lower deal costs and litigation expenses in the current period. Rent expense also fell by $0.5 million due to the impairment of two leases in the last quarter of 2025. Additionally, depreciation decreased by $0.5 million, primarily because the prior year included a catch-up adjustment related to tenant improvements under the lease. These cost reductions were partially offset by a rise in employee expenses, reflecting increased headcount in engineering and product development. Looking forward, we anticipate that general and administrative expenses as a percentage of revenue will decrease over the next 12 months. This expectation is based on targeted cost reduction measures which have been implemented, including further reductions in professional fees, continued optimization of lease agreements, and ongoing evaluation of staffing levels beginning in the second quarter of 2026.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $0.5 million, or 20.5%, to $2.0 million for the quarter ended March 31, 2026, as compared to $2.5 million for the quarter ended March 31, 2025. This decrease was primarily due to lower employee-related costs in the amount of $0.2 million related to lower headcount and lower shipping costs related to lower sales. We expect our Selling and Marketing Expenses to decrease over the next 12 months due to cost reduction measures beginning in the second quarter of 2026.

Total Other Income (Expense)

Other expense totaled $0.9 million for the quarter ended March 31, 2026 as compared to other expense of $0.9 million for the quarter ended March 31, 2025. Other expense of $0.9 million for the quarter ended March 31, 2026 was comprised primarily of interest expense of $1.5 million related to our debt securities partially offset by a change in fair market value of warrant liability in the amount of $0.5 million and other income in the amount of $0.1 million. The $0.9 million of other expense for the quarter ended March 31, 2025 was comprised primarily of interest expense of $4.7 million related to our debt securities offset by a change in fair market value of warrant liability in the amount of $3.8 million.

Income Tax (Benefit) Expense

There was no tax expense recorded for the quarter ended March 31, 2026 or March 31, 2025. Management evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that we will not recognize the benefits of the deferred tax assets primarily due to us entering into a 3-year cumulative loss position. As a result, a full valuation allowance totaling $37.7 million was recorded as of the year ended December 31, 2025 and is unchanged as of March 31, 2026.

Net Loss

We generated a net loss of $6.6 million for the quarter ended March 31, 2026, as compared to net loss of $6.8 million for the quarter ended March 31, 2025. As described above, this result was driven by lower sales, lower cost of goods sold, and lower operating expenses.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience, known trends and events, and other factors we believe to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, and actual results may differ from these estimates under different assumptions or conditions. On a recurring basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in an estimate, if any, are reflected in the consolidated financial statements prospectively from the date of the change in the estimate.

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

The table below presents our adjusted EBITDA, reconciled to net loss for the three months ended March 31, 2026, and March 31, 2025.

	Three months ended March 31,
	2026	2025
	(in thousands)
Net Loss Attributable to Common Shareholders	$(7,720)	$(6,797)
Interest Expense	1,465	4,701
Depreciation and Amortization	794	859
EBITDA	(5,461)	(1,237)
Adjusted for:
Stock-Based Compensation(1)	100	220
Change in fair market value of warrant liability (2)	(506)	(3,818)
Series B Preferred Stock Dividend	1,095	-
Non-Recurring/One-Time Expenses:
Litigation Expenses (3)	39	543
Preferred Stock Financing Expenses	-	631
At-the Market (ATM) set up Expenses(4)	139	-
Loss on Impairment of Asset(5)	6	-
Expenses related to Debt Restructure(6)	36	-
Reverse Stock Split	-	15
Adjusted EBITDA	$(4,552)	$(3,646)

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and board members.
(2)	Change in fair market value of warrant liabilities represents the change in fair value for the three months ended March 31, 2026 and March 31, 2025.
(3)	In 2026, Litigation Fees includes fees and expenses related to the Berdner et al case. In 2025, Litigation Fees includes legal fees and expenses and settlement related to the International Trade Commission ‘ITC’ Lithium Hub patent infringement case and other.
(4)	At-the-Market (ATM) set up expenses are for the equity distribution agreement with Canaccord Genuity, LLC.
(5)	Loss on Impairment of Asset is costs related to the prior year impairment of our previous main office.
(6)	Debt Restructure expenses including legal and professional service.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of March 31, 2026, we had cash totaling $8.6 million. We believe that our cash balance as of March 31, 2025 will fund our operations into the second quarter of 2027.

On January 30, 2026, we entered into the Equity Distribution Agreement with Canaccord under which we may offer and sell, from time to time, shares of our common stock through an ATM for up to $50.0 million in gross proceeds, as described in the “Overview” section above. As of March 31, 2026, we have not sold any shares of our common stock pursuant to the ATM. Subsequent to March 31, 2026, we have sold 379,700 shares of common stock for aggregate net proceeds of approximately $0.8 million.

We expect that we will need to raise additional funds, including through the use of the ATM and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our solid-state batteries, expansion of our facilities, and new strategic investments. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve. Further, any future debt or equity financings may be dilutive to our current stockholders.

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

As described in the “Overview” section above, under the Sixth Amendment, we (i) prepaid $45.0 million of principal using proceeds from the Second October 2025 Offering, (ii) exchanged $25.0 million of principal for redeemable Series B Preferred Stock (convertible at $31.50 per share, with 8% cash and 2% “in kind” dividends), which is redeemable in October 2027 unless otherwise converted by the holder, and (iii) had $5.0 million of principal forgiven by the Term Loan Lenders. Following these transactions, approximately $19.4 million of principal remained outstanding under the Term Loan, bearing 12% interest payable monthly and maturing in October 2027. We paid $0.9 million in fees (half in cash, half added to principal) and obtained covenant waivers through December 2026, subject to maintaining $5.0 million of minimum liquidity.

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

The Term Loan is secured by substantially all assets of the Company, Battle Born LLC and Legacy Dragonfly, and we pledged our equity interests in Battle Born LLC and Legacy Dragonfly as additional collateral. In connection with the Business Combination, the Term Loan Lenders also received penny warrants and $10 warrants. The $10 warrants were exercised in full on October 10, 2022. During the quarter ended March 31, 2026, 70,267 penny warrants were exercised on a cashless basis, with the Company agreeing to issue 69,985 shares of Common Stock in connection with such exercise. Subsequent to March 31, 2026, the remaining outstanding penny warrants were exercised in full on a cashless basis, resulting in the issuance of 103,390 shares of common stock.

In 2024, we identified an underpayment of tariffs to U.S. Customs and Border Protection (“CBP”) in the amount of approximately $1.66 million in the aggregate, related to the improper classification and valuation of certain of the products used in our batteries. We have reported the underpayment to CBP. In June 2025, after a comprehensive review of this tariff calculation, an additional $0.29 million was discovered and also reported to CBP and a payment plan of $0.05 million per week was put into place. As of March 31, 2026, the entire balance of the reported tariff underpayment has been paid in full; however, we have recorded an estimated liability of approximately $0.3 million on our balance sheet related to interest that may have accrued on the underpayment. The amount and timing of any such interest obligation have not yet been confirmed by CBP, and the actual amount payable, if any, may differ from the current estimate.

Going Concern

For the quarter ended March 31, 2026, we incurred losses and had a negative cash flow from operations. As of March 31, 2025, we had approximately $8.6 million in cash and cash equivalents and a working capital of $23.4 million. Our ability to achieve profitability and positive cash flow depends on our ability to increase revenue, contain our expenses and maintain compliance with the financial covenants in our outstanding indebtedness agreements.

On February 26, 2025, the Term Loan was amended to (i) extend the maturity date by one (1) year to October 2027, (ii) defer all principal and interest payments to April 2026 and (iii) remove any applicable financial covenants (except for a financial covenant requiring us to maintain cash and cash equivalents equal to or greater than $2,500) through June 30, 2026.

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

On January 30, 2026, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC, as lead agent and representative of the other sales agents, establishing an at-the-market equity offering program under which we may, at our discretion, offer and sell from time to time up to $50 million of its common stock. While we are not obligated to issue any shares under the agreement and retain full control over the timing, amount, pricing, and terms of any sales effected through the lead agent, this agreement provides us with a flexible, readily accessible source of capital to support its liquidity needs, subject to customary closing conditions, a 3% sales commission and reimbursement of specified expenses payable to the agents, and standard indemnification and contribution provisions.

As presented above, strategic initiatives were executed in 2025 and early 2026 in order to alleviate the substantial doubt regarding our ability to continue as a going concern. These initiatives include multiple capital raises totaling a net cash increase of $90.9 million and Term Loan restructuring to reduce principal and interest owed, including a significant principal paydown, partial debt cancellation, and partial principal conversion into preferred shares, along with the at-the-market equity offering program entered into January 2026. Management has evaluated the conditions and events described above in relation to our obligations coming due within one year after the date these condensed consolidated financial statements are issued. Based on this evaluation and the capital raising and debt restructuring activities completed in 2025 and early 2026, including access to the at-the-market equity offering program, management has concluded that although substantial doubt was initially raised, its plans have alleviated substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

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

Cash Flows for the Three months ended March 31, 2026, and March 31, 2025

	Three months ended March 31,
	2026	2025
	(in thousands)
Net Cash (used in)/provided by:
Operating Activities	$(8,784)	$(4,500)
Investing activities	$(279)	$(778)
Financing activities	$(570)	$3,232

Operating Activities

Net cash used in operating activities was $8.8 million for the three months ended March 31, 2026, primarily due to a net loss of $6.6 million, $0.6 million decrease in operating lease liabilities, and a decrease in accounts payable of $2.9 million, partially offset by $1.2 million increase in accounts receivable.

Net cash used in operating activities was $4.5 million for the three months ended March 31, 2025, primarily due to a net loss of $6.8 million and $0.7 million decrease in operating lease liabilities, partially offset by $3.4 million increase in accounts payable.

Investing Activities

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2026, as compared to net cash used in investing activities of $0.8 million for the three months ended March 31, 2025. The cash used for the three months ended March 31, 2026 was primarily for payments of improvements to the battery production area and renovations to the research and development location. The cash used for the three months ended March 31, 2025 was primarily for payments of building improvements for the new warehouse.

Financing Activities

Net cash used by financing activities was $0.6 million for the three months ended March 31, 2026, primarily related to Series B preferred stock dividend payments and repayment of debt, as compared to net cash provided by financing activities of $3.3 million for the three months ended March 31, 2025, primarily related to net proceeds of $3.2 million from the Offerings on February 26, 2025.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating and financing lease liabilities. As of March 31, 2026, we had $2.5 million in short-term operating and financing lease liabilities and $20.0 million in long-term operating and financing lease liabilities.

As disclosed above, we have a Term Loan and as of March 31, 2026, the principal amount outstanding under the Term Loan was $19.1 million.

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

We and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (as amended, the “ChEF Purchase Agreement”) and a Registration Rights Agreement in connection with our merger in October 2022 (the “Business Combination”). Pursuant to the Original Purchase Agreement, we had the right to sell to CCM LLC an amount of shares of common stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the ChEF Purchase Agreement (the “ChEF Equity Facility”), subject to certain restrictions set forth in the Term Loan Agreement (as defined below). The ChEF Purchase Agreement terminated in December 2025.As part of the expiration, the remainder of the Commitment Fee, pursuant to the purchase agreement, of $891 is due and payable to Chardan Capital Markets. This amount was expensed in fiscal year ending December 31, 2025 and remains accrued in current liabilities, specifically ‘Accrued payroll and other liabilities’, on the balance sheet as of March 31, 2026.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, management concluded that as of March 31, 2026, we did maintain effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

“Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026 includes a discussion of our legal proceedings.

Other than as set forth below, there have been no material updates to the legal proceedings previously disclosed in our Annual Report on Form 10-K.

On February 13, 2026, a putative consumer class action captioned Berdner et al v. Dragonfly Energy Holdings Corp. d/b/a Battle Born, was filed against the Company in the Superior Court of the State of California, County of Sonoma, Case No. 26CV01247. We were served with the complaint on March 31, 2026. The case was removed to Northern District of California on April 30, 2026. The plaintiffs purport to represent four classes of purchasers of certain “Battle Born” branded 100 amp-hour 12V LiFePo4 batteries. They allege that the products share a uniform design defect related to the positive terminal connection that can result in overheating, premature failure, and safety risk. The complaint asserts violations of various state consumer protection statutes, breach of express and implied warranties (including under California law), and false advertising, and seeks damages, restitution, injunctive relief, punitive damages, and attorneys’ fees.

We believe that the claims are without merit and intend to vigorously defend this matter. No trial date has been set as of the date of this report. We are unable at this time to reasonably estimate a range of possible loss or determine whether an adverse outcome is probable; accordingly, no liability has been recorded related to this matter as of the date of this report.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the fiscal quarter ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dragonfly Energy Holdings Corp.	8-K	3.1	03/31/2023
3.2	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., dated November 29, 2023.	8-K	3.1	11/29/2023
3.3	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., as filed with the Secretary of State of the State of Nevada, dated November 19, 2024.	8-K	3.1	11/22/2024
3.4	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., dated April 25, 2025.	8-K	3.1	04/28/2025
3.5	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., as filed with the Secretary of State of the State of Nevada, dated December 15, 2025.	8-K	3.1	12/18/2025
3.6	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series A Convertible Preferred Stock of Dragonfly Energy Holdings Corp.	8-K	3.1	02/27/2025
3.7	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series B Convertible Preferred Stock.	8-K	3.1	11/04/2025
3.8	Bylaws of Dragonfly Energy Holdings Corp.	8-K	3.2	03/31/2023
10.1	Equity Distribution Agreement, dated January 30, 2026, by and between Dragonfly Energy Holdings Corp. and Canaccord Genuity, LLC.	8-K	1.1	01/30/2026
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included as Exhibit 101).

*	Filed herewith.

**	Furnished.

#	Portions of schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dragonfly Energy Holdings Corp.

Date: May 14, 2026	By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

