Form 10-Q
period 2026-06-30
Dragonfly Energy Holdings Corp.
filed 2026-08-14
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

As of August 11, 2026, there were 14,978,803 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025

Current Assets
Cash and cash equivalents	$6,280	$18,270
Accounts receivable, net of allowance for credit losses	3,480	4,215
Inventory	20,341	24,234
Prepaid expenses	704	1,088
Prepaid inventory	1,216	937
Prepaid income tax	359	353
Other current assets	2,373	1,083
Total Current Assets	34,753	50,180
Property and Equipment
Machinery and equipment	18,446	17,794
Office furniture and equipment	441	432
Leasehold improvements	7,666	7,563
Vehicle	77	33
Total	26,630	25,822
Less accumulated depreciation and amortization	(6,321)	(5,081)
Property and Equipment, Net	20,309	20,741
Intangible assets, net	194	-
Operating lease right of use asset, net	14,654	15,240
Other assets	379	388
Total Assets	$70,289	$86,549
Current Liabilities
Accounts payable	$7,880	$10,322
Accrued payroll and other liabilities	2,118	4,053
Accrued tariffs	341	943
Customer deposits	114	121
Deferred revenue, current portion	1,000	1,000
Dividends Payable	510	317
Notes payable, current portion, net of debt issuance costs	506	433
Operating lease liability, current portion	2,360	2,533
Financing lease liability, current portion	21	35
Total Current Liabilities	14,850	19,757
Long-Term Liabilities
Deferred revenue, net of current portion	2,083	2,583
Warrant liabilities	27	713
Notes payable, non current portion, net of debt issuance costs	10,614	9,212
Operating lease liability, net of current portion	19,411	20,470
Financing lease liability, net of current portion	18	28
Total Long-Term Liabilities	32,153	33,006
Total Liabilities	47,003	52,763
Commitments and Contingencies (See Note 5)
Redeemable Preferred Stock
Preferred stock-Series B, 25,000 shares at $0.0001 par value, authorized, 25,000 and 25,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	23,470	22,256
Stockholders’ Equity (Deficit)
Preferred stock, 4,995,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Common stock, 400,000,000 shares at $0.0001 par value, authorized, 13,353,812 and 12,078,713 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid in capital	162,919	163,622
Accumulated deficit	(163,104)	(152,093)
Total Stockholders’ Equity (Deficit)	(184)	11,530
Total Liabilities and Stockholders’ Equity (Deficit)	$70,289	$86,549

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2026 and 2025

(in thousands, except share and per share data)

	For The Three Months Ended June 30		For The Six Months Ended June 30
	2026	2025	2026	2025

Net Sales	$13,159	$16,248	$22,863	$29,604

Cost of Goods Sold	8,816	11,643	16,810	21,071

Gross Profit	4,343	4,605	6,053	8,533

Operating Expenses
Research and development	648	692	1,628	1,692
General and administrative	4,617	4,619	9,099	10,976
Selling and marketing	1,977	2,575	3,952	5,060

Total Operating Expenses	7,242	7,886	14,679	17,728

Loss From Operations	(2,899)	(3,281)	(8,626)	(9,195)

Other (Expense) Income
Interest expense, net	(1,536)	(5,442)	(3,001)	(10,143)
Other income	62	-	123	-
Change in fair market value of warrant liability	(13)	1,689	493	5,507
Total Other Expense	(1,487)	(3,753)	(2,385)	(4,636)

Net Loss Before Taxes	(4,386)	(7,034)	(11,011)	(13,831)

Income Tax Expense (Benefit)	-	-	-	-

Net Loss	$(4,386)	$(7,034)	$(11,011)	$(13,831)
Less: Preferred Stock Dividends	(1,131)	-	(2,226)	-
Net Loss Attributable to Common Shareholders	$(5,517)	$(7,034)	$(13,237)	$(13,831)

Loss Per Share- Basic & Diluted	$(0.43)	$(5.77)	$(1.07)	$(14.17)

Weighted Average Number of Shares - Basic & Diluted	12,688,511	1,218,808	12,386,349	975,931

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2026 and 2025

(in thousands, except share data)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2026	-	-	12,078,713	$1	$163,622	$(152,093)	$11,530

Net loss	-	-	-	-	-	(6,625)	(6,625)
Cashless exercise of liability classified warrants	-	-	69,985	-	-	-	-
Shares issued for vested restricted stock units	-	-	85	-	-	-	-
Dividends Preferred Series B - Paid-in-kind	-	-	-	-	(125)	-	(125)
Dividends Preferred Series B	-	-	-	-	(502)	-	(502)
Accretion of discount on Series B Preferred	-	-	-	-	(468)	-	(468)
Stock compensation expense	-	-	-	-	100	-	100

Balance - March 31, 2026	-	-	12,148,783	$1	$162,627	$(158,718)	$3,910
Net loss	-	-	-	-	-	(4,386)	(4,386)
Common stock issued in public offering (ATM), net of costs	-	-	411,100	-	829	-	829
Share issuance under ESPP	-	-	17,469	-	26	-	26
Exercise of investor warrants	-	-	500,000	-	1	-	1
Cashless exercise of liability classified as warrants	-	-	103,390	-	193	-	193
Shares issued for vested restricted stock units	-	-	173,070	-	-	-	-
Dividends Preferred Series B - Paid-in-kind	-	-	-	-	(127)	-	(127)
Dividends Preferred Series B	-	-	-	-	(510)	-	(510)
Accretion of discount on Series B Preferred	-	-	-	-	(494)	-	(494)
Stock compensation expense	-	-	-	-	374	-	374

Balance - June 30, 2026	-	-	13,353,812	1	162,919	(163,104)	(184)

Balance - January 1, 2025	-	-	723,265	$-	$72,750	$(82,154)	$(9,404)

Net loss	-	-	-	-	-	(6,797)	(6,797)
Common stock issued in public offering (ATM), net of costs	-	-	2,316	-	63	-	63
Redeemable preferred stock issued, net	350	3,180	-	-	-	-	-
Shares issued for vested restricted stock units	-	-	2,195	-	-	-	-
Conversion of preferred stock to common stock	(30)	(273)	31,189	-	273	-	273
Stock compensation expense	-	-	-	-	220	-	220

Balance - March 31, 2025	320	2,907	758,965	-	73,306	(88,951)	(15,645)
Net loss	-	-	-	-	-	(7,034)	(7,034)
Share issuance under ESPP	-	-	8,751	-	73	-	73
Redeemable preferred stock issued, net	450	4,150	-	-	-	-	-
Shares issued for vested restricted stock units	-	-	6,434	-	-	-	-
Conversion of preferred stock to common stock	(634)	(5,812)	2,968,489	-	5,812	-	5,812
Stock compensation expense	-	-	-	-	190	-	190

Balance - June 30, 2025	136	1,245	3,742,639	-	79,381	(95,985)	(16,604)

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(in thousands)

	2026	2025
Cash flows from Operating Activities
Net Loss	$(11,011)	$(13,831)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Stock based compensation	561	410
Amortization of debt discount	1,953	2,784
Change in fair market value of warrant liability	(493)	(5,507)
Non-cash interest expense (paid-in kind)	-	7,306
Provision for credit losses	43	70
Depreciation and amortization	1,247	1,350
Amortization of right of use of assets	586	1,324
Changes in Assets and Liabilities
Accounts receivable	692	(1,223)
Inventories	3,893	663
Prepaid expenses	384	(40)
Prepaid inventory	(279)	(152)
Prepaid income tax	(6)	-
Other current assets	(1,290)	64
Other assets	9	(6)
Accounts payable and accrued expenses	(4,589)	905
Operating lease liabilities	(1,232)	(1,436)
Accrued tariffs	(602)	296
Accrued settlement	-	(187)
Deferred revenue	(500)	(500)
Income tax payable	-	(4)
Customer deposits	(7)	(151)
Total Adjustments	370	5,966
Net Cash Used in Operating Activities	(10,641)	(7,865)

Cash Flows From Investing Activities
Purchase of intangibles	(131)	-
Purchase of property and equipment	(640)	(1,621)
Net Cash Used in Investing Activities	(771)	(1,621)

The accompanying notes are an integral part of the consolidated financial statements.

Dragonfly Energy Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows (continued)

For the Six Months Ended June 30, 2026 and 2025

(in thousands)

(continued from previous page)	2026	2025
Cash Flows From Financing Activities
Proceeds from public offering (ATM), net	829	63
Repayment of note payable	(478)	-
Proceeds from preferred stock offering, net of fees	-	7,330
Principal payments on finance leases	(24)	(23)
Taxes paid related to net settlement of RSUs	(87)	-
Payment of dividends	(818)	-
Net Cash (Used in) Provided by Financing Activities	(578)	7,370

Net Decrease in cash and cash equivalents	(11,990)	(2,116)
Beginning Cash and cash equivalents - beginning of period	18,270	4,849
Ending Cash and cash equivalents - end of period	$6,280	$2,733

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$6	$4
Cash paid for interest	$1,555	$3
Supplemental Non-Cash Investing and Financing Activities
Purchases of property, equipment, and intangibles not yet paid	$417	$162
Recognition of right of use asset obtained in exchange for operating lease liability	$-	$642
Recognition of warrant liability - Investor Warrants	$-	$696
Conversion of preferred stock to common stock	$-	$6,085
Declaration of dividends	$1,012	$-
Dividends paid in kind	$252	$-
Accretion of preferred stock discount	$962	$-
Settlement of accrued liability for employee stock purchase plan	$26	$73
Reclassification of assets held for sale to machinery and equipment	$-	$644
Cashless exercise of penny warrants	$193	$-
Exercise of pre-funded warrants	$1	$-

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed consolidated financial statements should be read along with the Annual Report on Form 10-K filed with the SEC on March 30, 2026 of the Company for the annual period ended December 31, 2025. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of and for the year then ended.

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

During the three and six months ended June 30, 2026 and 2025, the Company incurred losses from operations and had negative cash flows from operations. As of June 30, 2026, the Company had $6,280 in cash and cash equivalents and a working capital of $19,903. The Company’s ability to achieve profitability and positive cash flow depends on , among other factors, its ability to increase revenue, manage operating expenses, execute its strategic cost initiatives, maintain adequate liquidity, and comply with the financial covenants in its outstanding indebtedness agreements.

In 2025, the Company completed several capital raising and debt restructuring transactions, resulting in aggregate net cash proceeds of approximately $90,930 and modifications to its term loan that extended the maturity to October 2027, deferred principal and interest payments to January 2026, reduced outstanding principal (including partial cancellation and conversion of principal into preferred stock), and established minimum liquidity covenants. On January 30, 2026, the Company also entered into an at-the-market equity offering program under which it may, at its discretion and subject to market conditions, issue and sell up to $50 million of its common stock from time to time. As of June 30, 2026, the Company sold 411,100 shares of common stock for net proceeds of $829. Refer to Annual Report on Form 10-K for the period ended December 31, 2025 for additional information regarding these equity offerings and term loan amendments.

Subsequent to June 30, 2026, the Company entered into the Seventh Amendment (as defined below) to the Term Loan in connection with the Asset Purchase Agreement (as defined below), pursuant to which Legacy Dragonfly acquired substantially all of the operating assets associated with the Dakota Lithium® brand and assumed certain related liabilities (the “Asset Acquisition”). The aggregate purchase price was $4,000, consisting of $3,000 of the Company’s common stock and $1,000 in cash. The Seventh Amendment provides additional near-term liquidity flexibility by establishing a payment-in-kind period through December 31, 2026, during which interest accrues at 14% per annum and may be satisfied entirely in kind rather than in cash. The Seventh Amendment also reduces the minimum liquidity requirement to $4,000 at each month-end from August 31, 2026 through January 31, 2027, after which the minimum liquidity requirement increases to $5,000, and defers the commencement of the maximum senior leverage ratio and fixed charge coverage ratio covenants to the quarter ending September 30, 2027 (from March 31, 2027). Commencing with the fiscal quarter ending September 30, 2027, the maximum senior leverage ratio is 3.00:1.00, and a minimum fixed charge coverage ratio of 1.15:1.00 is required for the trailing four fiscal quarters if liquidity is below $15,000 at quarter-end. Additionally, the Company expects to see material revenue generated in the fourth quarter of 2026 from the Asset Acquisition.

Management has evaluated the conditions and events described above in relation to the Company’s obligations coming due within one year after the date these condensed consolidated financial statements are issued. In performing this evaluation, management considered the Company’s projected operating performance and cash flows, available cash and liquidity, planned cost reductions, expected revenue-generating activities, access to the at-the-market equity offering program, and the additional liquidity flexibility provided by the Seventh Amendment, including the ability to pay interest in kind through December 31, 2026 and the modification and deferral of certain financial covenant requirements. Based on this evaluation, management expects the Company to achieve profitability and generate positive cash flows from operations within the next twelve months and has concluded that the Company is expected to have sufficient liquidity to meet its obligations as they become due over the next twelve months. Accordingly, management has concluded that although substantial doubt was initially raised, its plans have alleviated substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

Inventory

Inventories (Note 4), which consist of raw materials and finished goods, are stated at the lower of cost (first in, first out) or net realizable value, net of reserves for obsolete inventory. The Company continually analyzes its slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. The Company had a reserve of $670 and $300 as of June 30, 2026 and December 31, 2025, respectively.

Tariff Receivable

As of June 30, 2026, the Company recognized a receivable of $332 for expected refunds of tariffs previously paid on imported inventory, which is included in other current assets in the accompanying Condensed Consolidated Balance Sheets. The tariffs were originally capitalized as a component of inventory and recognized in cost of goods sold as the related inventory was sold. The Company recognized the expected refund when management determined collection was probable and recorded the amounts as a reduction of cost of goods sold for the three and six months ended June 30, 2026.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Finite-Lived Intangible Assets

Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company amortizes finite-lived intangible assets using a method that reflects the pattern in which the economic benefits of the asset are consumed. If that pattern cannot be reliably determined, the Company uses the straight-line method, consistent with ASC 350-30. Amortization expense was $7 for the three and six months ended June 30, 2026, respectively. There was no amortization expense for the three and six months ended June 30, 2025, respectively.

Impairment

Finite-lived intangible assets are reviewed for impairment in accordance with ASC 360-10 whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset group to the undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount is not recoverable, the Company recognizes an impairment loss for the amount by which the carrying amount exceeds fair value. No impairment losses were recognized for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company utilizes the use of estimates in its calculations for the reserve for obsolete or slow moving inventory, going concern, right of use asset, warrant liability, equity based compensation, income taxes, leases, right-of-use asset impairment, and license arrangement.

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

The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. Payment terms for distributors and OEMs are typically due within 30-90 days after shipment. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of June 30, 2026 and December 31, 2025, the contract liability related to the Company’s customer deposits was approximately $114 and $121, respectively.

The Company recognized $121 of the contract liability as of December 31, 2025 during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company recognized $314 of the contract liability that was recorded as a January 1, 2025 beginning balance.

On July 29, 2024, Dragonfly Energy Corp. (“Legacy Dragonfly”), a wholly-owned subsidiary of the Company, and Battle Born Battery Products, LLC (“Battle Born LLC”), a wholly-owned subsidiary of Legacy Dragonfly, entered into a License Agreement (the “License Agreement”) with Stryten Energy LLC (“Stryten”). The $5,000 initial licensing fee is being recognized as revenue on a straight-line basis over five years. The Company has recorded $250 and $500 in revenue related to the license agreement during the three and six months ended June 30, 2026, respectively. As of June 30, 2026 and December 31, 2025, the contract liability related to the Company’s deferred revenue was approximately $3,083 and $3,583, respectively.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Disaggregation of Revenue

The following table presents our disaggregated revenues by distribution channel:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Sales	2026	2025	2026	2025
Direct to customer	4,477	5,948	8,179	10,963
Original equipment manufacture	8,432	10,050	14,184	18,141
License fee revenue	250	250	500	500
Total	$13,159	$16,248	$22,863	$29,604

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. The Company estimates, based upon a review of historical warranty claim experience, the costs that may be incurred under its warranties and record a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of our recorded warranty liability and adjusts the accrual as claims data and historical experience warrants. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation at June 30, 2026 and December 31, 2025 to be $904 and $867, respectively. The Company incurred warranty expense of $100 and $198 for the three and six months ended June 30, 2026, respectively, and incurred warranty expense of $148 and $271 for the three and six months ended June 30, 2025, respectively.

The following table reflects the activity in the Company’s warranty obligation for the six months ended June 30, 2026:

June 30,
2026
Beginning warranty obligation	867
Provision of warranty expense	198
Settlement of warranty claims	(161)
Ending warranty obligation	$904

Concentrations

As of June 30, 2026, receivables from Customer A and Customer B comprised approximately 19%, and 14%, respectively, of accounts receivable. As of December 31, 2025, receivables from Customer A comprised approximately 31% of accounts receivable. There are no other significant accounts receivable concentrations.

Sales from Customer A comprised approximately 28% of the Company’s total revenue for the three months ended June 30, 2026. Sales from Customer A comprised approximately 32% of the Company’s total revenue for the three months ended June 30, 2025. Sales from Customer A comprised approximately 22% of the Company’s total revenue for the six months ended June 30, 2026. Sales from Customer A comprised approximately 26% of the Company’s total revenue for the six months ended June 30, 2025.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Concentrations (Continued)

As of June 30, 2026, payables to Vendor A and Vendor B comprised approximately 36% and 15%, respectively, of accounts payables. As of December 31, 2025, payables to Vendor A, Vendor C, and Vendor D comprised approximately 36%, 16%, and 12%, respectively, of accounts payables.

For the three months ended June 30, 2026, Vendor A and Vendor E accounted for approximately 12% and 12%, respectively, of the Company’s total purchases. For the three months ended June 30, 2025, Vendor A and F accounted for approximately 11% and 14%, respectively, of the Company’s total purchases. For the six months ended June 30, 2026, Vendor A and Vendor E accounted for approximately 12% and 11%, respectively, of the Company’s total purchases. For the six months ended June 30, 2025, Vendor A accounted for approximately 16% of the Company’s total purchases.

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, expected dividend yield, expected term, risk free rate of return, and the estimated fair value of the underlying common stock. Due to the lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of representative companies has characteristics similar to the Company, including stage of product development and focus on the lithium ion battery industry. The Company uses the simplified method, which is the average of the final vesting tranche date and the contractual term, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company accounts for forfeitures as they occur.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was signed into law in the United States. The OBBB Act includes significant provisions, such as the permanent extension and modification of certain provisions of the U.S. Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions beginning in 2025 and others beginning at various dates through 2027. The Company does not expect the OBBB Act to materially impact the Company’s income tax position as of June 30, 2026.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	June 30,
	2026	2025
Warrants	251,401	425,616
Restricted stock units	346,726	19,588
Series A Preferred Stock	-	231,784
Options	128,025	15,825
Weighted average number of common shares-basic	726,152	692,813

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

In April 2026, the FASB issued ASU 2026-01 Equity (Topic 505): Initial Measurement of Paid-In-Kind Dividends on Equity-Classified Preferred Stock. The guidance in ASU 2026-01 clarifies how issuers initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock by requiring issuers to use the PIK dividend rate stated in the preferred stock agreement. ASU 2026-01 will be effective for the Company’s annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual periods, with early adoption permitted. Entities may apply the amendments on either a prospective basis or a modified retrospective basis for equity-classified preferred stock instruments that are outstanding as of the initial application date. The Company is currently evaluating the impact that adoption of ASU 2026-01 may have on its financial statements.

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

The following table presents assets and liabilities that were measured at fair value in the Unaudited Condensed Consolidated Balance Sheets on a recurring basis as of June 30, 2026.

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of June 30, 2026
Liabilities
Warrant liability- June Public Offering	27	27	-	27	-
Total liabilities	$27	$27	$-	$27	$-

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

The carrying amounts of accounts receivable and accounts payable are considered level 1 and approximate fair value as of June 30, 2026 and December 31, 2025 because of the relatively short maturity of these instruments.

The carrying value of the term loan as of June 30, 2026 and December 31, 2025 approximates fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt and is considered Level 2.

There was no Level 3 activity for the three and six months ended June 30, 2026 and 2025.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 4 - INVENTORY

Inventory consists of the following:

	June 30, 2026	December 31, 2025
Raw material	$17,818	$20,933
Finished goods	2,523	3,301
Total inventory	$20,341	$24,234

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

The following table presents the breakout of the operating leases as of:

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$14,654	$15,240
Short-term operating lease liabilities	2,360	2,533
Long-term operating lease liabilities	19,411	20,470
Total operating lease liabilities	$21,771	$23,003
Weighted average remaining lease term	7.51 years	7.88 years
Weighted average discount rate	8.01%	7.99%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 5 - Commitments and Contingencies (continued)

At June 30, 2026, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2026(1)	$2,149
December 31, 2027	3,746
December 31, 2028	3,860
December 31, 2029	3,614
December 31, 2030	3,446
Thereafter	12,600
Total lease payments	29,415
Less imputed interest	7,644
Total operating lease liabilities	$21,771

(1)	Represents scheduled payments for the remaining six-month period ending December 31, 2026.
		For The Three Months Ended June 30,		For The Six Months Ended June 30,
Lease cost	Classification	2026	2025	2026	2025
Operating lease cost	Cost of goods sold	$102	$610	$554	$1,237
Operating lease cost	Research and development	44	37	87	77
Operating lease cost	General and administration	560	724	793	1,541
Operating lease cost	Selling and marketing	13	13	27	26
Total lease cost		$719	$1,384	$1,461	$2,881

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

The following table presents the breakout of the financing leases as of:

	June 30, 2026	December 31, 2025
Finance lease right-of-use assets	$67	$85
Short-term finance lease liabilities	21	35
Long-term finance lease liabilities	18	28
Total finance lease liabilities	$39	$63
Weighted average remaining lease term	2.17 years	2.15 years
Weighted average discount rate	5.2%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At June 30, 2026, the future minimum lease payments under these financing leases are as follows:

Fiscal Years Ending
December 31, 2026(1)	$11
December 31, 2027	18
December 31, 2028	9
December 31, 2029	3
Total lease payments	41
Less imputed interest	2
Total financing lease liabilities	$39

(1)	Represents scheduled payments for the remaining six-month period ending December 31, 2026.

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

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 5 - Commitments and Contingencies (continued)

Other Contingencies (Continued)

On February 20, 2026, the United States Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade issued an additional ruling stating that importers that have paid tariffs under IEEPA are due refunds. The Company began to receive tariff refunds in the second quarter of fiscal 2026, and as of June 30, 2026, has received refunds of $810, inclusive of an immaterial amount of interest. As of June 30, 2026, the Company recognized an additional $332 as a receivable included in other current assets, which was received subsequent to June 30, 2026. For the six months ended June 30, 2026, $1,092 of the tariff refund related to product sales was recognized as a reduction in cost of sales. The Company continues to monitor developments and assess the potential impact on its consolidated financial statements and results of operations.

Note 6 - LONG TERM DEBT

Term Loan Agreement

As of June 30, 2026 and December 31, 2025, the Company had an outstanding term loan (the “Term Loan”) under a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”), dated October 7, 2022, with EICF Agent LLC, as agent, and certain lenders. As amended, the Term Loan matures on October 7, 2027 and requires monthly installments based on 0.4167% of the principal amount of Term Loans outstanding beginning December 1, 2025. The obligations under the Term Loan Agreement are secured by a first priority lien on substantially all of the Company’s assets, including certain mortgaged properties.

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

During the three months ended June 30, 2026 and 2025, the Company recognized interest expense of $575 and $3,728, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized interest expense of $1,150 and $7,307, respectively. Amortization of the debt issuance costs amounted to $1,032 and $1,689, respectively, for the three months ended June 30, 2026 and 2025. Amortization of the debt issuance costs amounted to $1,953 and $2,784, respectively, for the six months ended June 30, 2026 and 2025. As of June 30, 2026, the carrying value of the Term Loan was $11,120, consisting of $18,866 in principal net of $7,746 in unamortized debt discount. As of December 31, 2025, the carrying value of the Term Loan was $9,645, consisting of $19,344 in principal net of $9,699 in unamortized debt discount.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 6 - Long Term Debt (continued)

Term Loan Agreement (continued)

Subsequent to the original execution of the Term Loan Agreement, the Company entered into six amendments which modified terms of the facility, including, but not limited to, interest rate mechanics, the timing of principal payments, and certain financial and operational covenants. All six amendments were in effect as of June 30, 2026.

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

At June 30, 2026, the future debt maturities are as follows:

Fiscal Years Ending
December 31, 2026(1)	$467
December 31, 2027	18,399
Total debt	18,866
Less: Estimated interest paid-in-kind	-
Total debt	18,866
Less: Unamortized debt issuance costs	(7,746)
Total carrying amount	11,120
Less: Current portion of debt	(506)
Total long-term debt	$10,614

(1)	Represents scheduled payments for the remaining six-month period ending December 31, 2026.

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

In lieu of cash compensation, the executives were granted stock options under the Company’s 2022 Plan at an exercise price of $2.99 per share: Dr. Phares - 38,269 shares; Mr. Seaburg - 36,607 shares; Mr. Bourns - 20,303 shares; and Dr. Singh - 21,534 shares. The options vest in three equal annual installments beginning April 1, 2026, subject to continued service and the terms of the Plan.

Additionally, each non-employee director agreed to a comparable 20% reduction in cash compensation for the remainder of fiscal 2026. In lieu thereof, the directors were granted an aggregate of 13,364 RSUs under the Plan, subject to the same vesting terms and continued service on the Company’s Board of Directors.

On June 18, 2026, the Company appointed Lukas Lutz as an independent director. In connection with his appointment, the Company granted him 10,000 restricted stock units with one-half vesting upon the date of grant and one-half vesting on the one-year anniversary, subject to continued service on the Company’s Board of Directors.

Note 8 - WARRANTS

Common Stock Warrants classified as Equity

Public Warrants

The Company’s Public Warrants are classified as equity and as of June 30, 2026 and December 31, 2025, there were 104,695 Public Warrants issued and outstanding.

During the three and six months ended June 30, 2026 and 2025, no public warrants were exercised.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 8 - Warrants (Continued)

The following table presents a roll-forward of the Company’s equity warrants from January 1, 2026 to June 30, 2026:

	Public Warrants	Underwriters’ Warrants	Pre-Funded Underwriters’ Warrants
Warrants Outstanding, January 1, 2026	104,695	6,336	500,000
Exercise of warrants	-	-	(500,000)
Warrants issued	-	-	-
Warrants Outstanding, June 30, 2026	104,695	6,336	-

During the three and six months ended June 30, 2026, the Company received proceeds of $1 from the exercise of equity warrants.

Common Stock Warrants classified as Liability

Private Placement Warrants

There were 16,682 private warrants outstanding as of June 30, 2026 and December 31, 2025, respectively. The Company accounts for the Private Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private warrants do not meet the criteria for equity treatment thereunder, each private warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date.

With each such re-measurement, the warrant liabilities will be adjusted to their current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date.

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

Term Loan Warrants

In connection with the entry into the Term Loan Agreement on October 7, 2022, and as a required term and condition thereof, the Company issued (i) the penny warrants to the Term Loan Lenders exercisable to purchase an aggregate of 28,812 shares of common stock (the “Original Penny Warrants”) and (ii) warrants to the Term Loan Lenders exercisable to purchase an aggregate of 17,778 shares of common stock at $900.00 per share (the “$10 Warrants” and, together with the Original Penny Warrants, the “Term Loan Warrants”).

On February 26, 2025, the Company entered into the Fifth Amendment to the Term Loan with the Term Loan Lenders in connection with the February 2025 securities purchase agreement. The Fifth Amendment provided for a one-time issuance the February 2025 Penny Warrants to purchase up to 33,000 shares of common stock, at an exercise price of $0.10 per share. The February 2025 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

During the three months ended June 30, 2026, Original Penny Warrant holders exercised 103,948 warrants on a cashless basis, with the Company agreeing to issue 103,390 shares of common stock in connection with such exercise.

During the six months ended June 30, 2026, Original Penny Warrant holders exercised 174,215 warrants on a cashless basis, with the Company agreeing to issue 173,375 shares of common stock in connection with such exercise.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 8 - Warrants (continued)

Common Stock Warrants classified as Liability (Continued)

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Investor Warrants issued in the June 2023 Offering:

	As of June 30, 2026	As of December 31, 2025
Common stock price	$1.96	$3.25
Exercise price	$180	$180
Dividend yield	0%	0%
Term	1.98	2.48
Volatility	158.3%	571.4%
Risk-free rate	3.7%	3.7%
Fair value	$0.213	$3.25

The following table presents a roll-forward of the Company’s warrants from January 1, 2026 to June 30, 2026:

	Private Warrants	Term Loan Warrants	Investor Warrants
Warrants Outstanding, January 1, 2026	16,682	174,215	123,688
Exercise of warrants	-	(174,215)	-
Warrants issued	-	-	-
Warrants Outstanding, June 30, 2026	16,682	-	123,688

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

Each share of Series B Preferred Stock is convertible, at the holder’s option beginning six months after the original issuance date, into shares of the Company’s common stock at a fixed conversion price of $31.50 per share, subject to a minimum aggregate value of $500,000 per conversion (other than a final conversion) and customary beneficial ownership and exchange caps. The Series B Preferred Stock is redeemable at the Company’s option and under certain holder-option and other specified circumstances, generally at a price per share equal to the greater of (i) the liquidation preference (including accrued but unpaid dividends) and (ii) the value on an as-converted basis determined with reference to recent volume-weighted average trading prices of the Company’s common stock.

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

For the three and six months ended June 30, 2026, the Company recognized accreted dividends of $493 and $962, respectively, related to the Series B Preferred Stock.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 10 - COMMON STOCK

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the rights of the preferred stockholders. No dividends on common stock have been declared by the Company.

On January 30, 2026, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC, as lead agent and representative of the other sales agents, establishing an at-the-market offering program under which the Company may, from time to time and at its discretion, offer and sell up to $50 million of its common stock. The Company is not obligated to sell any shares under the program and retains sole discretion over the timing, amount, pricing, and other terms of any sales effected through the lead agent. The program is intended to provide the Company with a flexible source of capital to support its liquidity needs and is subject to customary closing conditions, a 3% sales commission and reimbursement of specified expenses payable to the agents, and customary indemnification and contribution provisions. As of June 30, 2026, the Company sold 411,100 shares of common stock for net proceeds of $829.

For the six months ended June 30, 2026 and 2025, the Company had reserved shares of common stock for issuance as follows:

	June 30, 2026	June 30, 2025
Options issued and outstanding	128,025	15,825
Common stock outstanding	13,353,812	3,742,638
Warrants outstanding	251,401	425,616
Earnout shares	277,778	277,778
Series A Preferred Stock outstanding	-	231,784
Shares available for future issuance	928,596	118,925
Total	14,939,612	4,812,566

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

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2026	13,407	$241.49	$240.31	5.64	$-
Options granted	116,713	2.99	2.99	9.70	-
Options forfeited	(10)	640.80	6.75	-	-
Options expired	(2,085)	190.04	0.00	-	-
Balances, June 30, 2026	128,025	$24.87	$2.75	9.30	$-

At June 30, 2026
Vested and Exercisable	50,204	$58.65		8.67	$-
Vested and expected to vest	128,025	$24.87		9.30	$-

During the six months ended June 30, 2026, the Company issued 116,713 stock options. During the six months ended June 30, 2025, the Company did not issue any stock options.

Share-based compensation expense for options and RSUs totaling $461 and $190 was recognized in the Company’s consolidated statements of operations for the three months ended June 30, 2026 and 2025, respectively. Share-based compensation expense for options and RSUs totaling $561 and $410 was recognized in the Company’s consolidated statements of operations for the six months ended June 30, 2026 and 2025, respectively.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - Stock-Based Compensation (continued)

Of the $461 of share-based compensation incurred during the three months ended June 30, 2026, $7 is allocated to cost of goods sold, $20 to research and development, $156 to selling and marketing, and $278 to general and administrative expenses. Of the $190 of share-based compensation incurred during the three months ended June 30, 2025, $17 is allocated to cost of goods sold, $12 to research and development, $63 to selling and marketing, and $98 to general and administrative expenses.

Of the $561 of share-based compensation incurred during the six months ended June 30, 2026, $10 is allocated to cost of goods sold, $25 to research and development, $176 to selling and marketing, and $350 to general and administrative expenses. Of the $410 of share-based compensation incurred during the six months ended June 30, 2025, $35 is allocated to cost of goods sold, $26 to research and development, $124 to selling and marketing, and $225 to general and administrative expenses.

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

March 31, 2026
Weighted average fair value of options granted	$2.79
Risk-free interest rate	3.92%
Volatility	45.12%
Expected life (years)	5.53
Dividend yield	0.00%

Restricted Stock Units

On April 1, 2025 and May 19, 2025, the Company granted 376 and 88 RSUs, respectively. The RSUs will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the RSUs was $4 and no expense was recorded as compensation expense during the six months ended June 30, 2026 or 2025.

In March 2026, the members of the Board of Directors were granted an aggregate of 13,364 RSUs. The RSUs will vest in three equal annual installments, with the first vesting occurring on April 1, 2026 and the following two vesting dates on each subsequent anniversary of the grant date, subject to continued Board service. The fair value of the RSUs was $23 and $3 was recorded as compensation expense during the six months ended June 30, 2026.

On April 1, 2026, the Company granted 638,785 RSUs. The RSUs will vest in three equal annual installments, with the first vesting occurring immediately on April 1, 2026 and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employee’s continued employment as of each vesting date. The fair value of the RSUs was $1,105, and $193 was recorded as compensation expense during the six months ended June 30, 2026.

On May 28, 2026, the Company granted 2,263 RSUs that vested immediately on the date of issuance. The fair value of the RSUs was $5, and $5 was recorded as compensation expense during the six months ended June 30, 2026.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - Stock-Based Compensation (continued)

Restricted Stock Units (Continued)

On June 18, 2026, the Board of Directors authorized the issuance of 10,000 RSUs to the newly appointed board member. The RSUs will vest in two equal installments, with one-half vesting immediately upon the date of grant and one-half vesting on the one-year anniversary of the date of the grant, subject to continued service to the Company. The fair value of the RSUs was $20 and $1 was recorded as compensation expense during the six months ended June 30, 2026.

The following table presents the restricted stock units activity for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Fair Market Value
Unvested shares, January 1, 2026	16,787	$45.30
Granted and unvested	664,412	1.74
Exercised	(225,455)	2.78
Forfeited	(104,018)	2.64
Vested	(5,000)	1.98
Unvested shares, June 30, 2026	346,726	$2.89

As of June 30, 2026 and 2025 there were 928,596 and 118,925 shares, respectively, of unissued authorized and available for future awards under the 2022 Equity Incentive Plan and Employee Stock Purchase Plan.

Employee Stock Purchase Plan

The Company maintains the ESPP which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower. The plan was adopted by the Company’s Board of Directors on May 13, 2022.

During the six months ended June 30, 2025, the Company issued 87,506 shares of common stock in connection with the ESPP for a total consideration of approximately $73. The ESPP allows employees to purchase shares at a 15% discount to the lesser of the stock price at the beginning or the end of the offering period, which was October 1, 2024, and April 1, 2025, respectively. The discount resulted in an exercise price of $0.83 per share.

During the six months ended June 30, 2026, the Company issued 17,469 shares of common stock in connection with the ESPP for a total consideration of approximately $26. The ESPP allows employees to purchase shares at a 15% discount to the lesser of the stock price at the beginning or the end of the offering period, which was October 1, 2025, and April 1, 2026, respectively. The discount resulted in an exercise price of $1.48 per share.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - REPORTABLE SEGMENTS

The Company has two reportable segments: Direct-to-Consumer (“DTC”) and Original Equipment Manufacturer (“OEM”). The DTC segment pertains to Battle Born, LLC branded batteries which are sold directly to consumers. The OEM segment pertains to Dragonfly branded batteries which are sold to original equipment manufacturers.

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

Asset information for the reported segments is not disclosed as it is not used by the CODM in evaluating the performance of, or making decisions about, the reported segments.

The Company’s reportable segments are strategic business units that offer different branded products. They are managed separately because each segment requires different technology and marketing strategies.

The Company’s CODM is the Chief Executive Officer.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Reportable Segments (continued)

The following table presents the reportable segments information for the six months ended June 30, 2026:

	DTC	OEM	Other		Total

Net Sales	$8,179	$14,184	$500	(1)	$22,863

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$22,863

Direct material	5,235	8,401	-		13,636
Direct labor	707	809	-		1,516
Direct overhead and depreciation	773	885	-		1,658

Total Cost of Goods Sold	6,715	10,095	-		16,810

Gross profit	1,464	4,089	500		6,053

Operating Expenses
Research & development	-	-	1,628	(2)	1,628
Sales tax adjustment	3	-	-		3
Credit card & amazon transaction fees	166	-	-		166
Other general & administrative	-	-	8,930	(3)	8,930
Shipping	698	332	-		1,030
Sales and marketing stock compensation	15	111	-		126
Sales and marketing wages	347	555	-		902
Marketing spend	1,086	120	-		1,206
Rent	29	9	-		38
Unallocated sales and marketing stock compensation	-	-	50	(4)	50
Unallocated sales and marketing wages	-	-	381	(4)	381
Other sales & marketing	-	-	219	(4)	219

Total Operating Expenses	2,344	1,127	11,208		14,679

Loss from operations	(880)	2,962	(10,708)		(8,626)

Interest expense, net	-	-	(3,001)		(3,001)
Other income	-	-	123		123
Change in fair market value (“FMV”) of warrant liability	-	-	493		493

Total Other Income (Expense)	-	-	(2,385	)(5)	(2,385)

Net Loss Before Taxes	(880)	2,962	(13,093)		(11,011)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$(880)	$2,962	$(13,093)		$(11,011)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(11,011)

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
(4)	General sales and marketing employee cost and other marketing expenses
(5)	Interest expense related to debt and change in fair market value of warrant liability

There were no significant customer revenues from the Company’s DTC segment for the six months ended June 30, 2026.

Revenues from one customer of the Company’s OEM segment represent approximately $4,947, or 22%, of the Company’s consolidated revenues for the six months ended June 30, 2026.

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Reportable Segments (continued)

The following table presents the reportable segments information for the six months ended June 30, 2025:

	DTC	OEM	Other		Total

Net Sales	$10,963	$18,141	$500	(1)	$29,604

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$29,604

Direct material	6,488	10,752	-		17,240
Direct labor	691	988	-		1,679
Direct overhead and depreciation	886	1,266	-		2,152

Total Cost of Goods Sold	8,065	13,006	-		21,071

Gross profit	2,898	5,135	500		8,533

Operating Expenses
Research & development	-	-	1,692	(2)	1,692
Sales tax adjustment	2	-	-		2
Credit card & amazon transaction fees	258	-	-		258
Other general & administrative	-	-	10,716	(3)	10,716
Shipping	810	579	-		1,389
Sales and marketing stock compensation	18	75	-		93
Sales and marketing wages	375	665	-		1,040
Marketing spend	1,323	120	-		1,443
Rent	27	9	-		36
Unallocated sales and marketing stock compensation	-	-	31	(4)	31
Unallocated sales and marketing wages	-	-	624	(4)	624
Other sales & marketing	-	-	404	(4)	404

Total Operating Expenses	2,813	1,448	13,467		17,728

Loss from operations	85	3,687	(12,967)		(9,195)

Interest expense, net	-	-	(10,143)		(10,143)
Change in FMV of warrant liability	-	-	5,507		5,507

Total Other Income (Expense)	-	-	(4,636	)(5)	(4,636)

Net Loss Before Taxes	85	3,687	(17,603)		(13,831)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$85	$3,687	$(17,603)		$(13,831)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(13,831)

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

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - Reportable Segments (continued)

The following table presents the reportable segments information for the three months ended June 30, 2026:

	DTC	OEM	Other		Total

Net Sales	$4,477	$8,432	$250	(1)	$13,159

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$13,159

Direct material	2,733	4,856	-		7,589
Direct labor	322	367	-		689
Direct overhead and depreciation	252	286	-		538

Total Cost of Goods Sold	3,307	5,509	-		8,816

Gross profit	1,170	2,923	250		4,343

Operating Expenses
Research & development	-	-	648	(2)	648
Sales tax adjustment	3	-	-		3
Credit card & amazon transaction fees	84	-	-		84
Other general & administrative	-	-	4,530	(3)	4,530
Shipping	470	196	-		666
Sales and marketing stock compensation	13	98	-		111
Sales and marketing wages	147	262	-		409
Marketing spend	439	51	-		490
Rent	14	4	-		18
Unallocated sales and marketing stock compensation	-	-	45	(4)	45
Unallocated sales and marketing wages	-	-	137	(4)	137
Other sales & marketing	-	-	101	(4)	101

Total Operating Expenses	1,170	611	5,461		7,242

Loss from operations	-	2,312	(5,211)		(2,899)

Interest expense, net	-	-	(1,536)		(1,536)
Other income	-	-	62		62
Change in FMV of warrant liability	-	-	(13)		(13)

Total Other Income (Expense)	-	-	(1,487	)(5)	(1,487)

Net Loss Before Taxes	-	2,312	(6,698)		(4,386)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$-	$2,312	$(6,698)		$(4,386)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(4,386)

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
(4)	General sales and marketing employee cost and other marketing expenses
(5)	Interest expense related to debt and change in fair market value of warrant liability

There were no significant customer revenues from the Company’s DTC segment for the three months ended June 30, 2026.

Revenues from one customer of the Company’s OEM segment represents approximately $3,578, or 28%, of the Company’s consolidated revenues for the three months ended June 30, 2026.

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

Dragonfly Energy Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 13 - SUBSEQUENT EVENTS

Dakota Lithium Asset Purchase Agreement

On July 31, 2026, Legacy Dragonfly entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Clean Liquidation, LLC (assignment for the benefit of creditors), pursuant to which Legacy Dragonfly acquired substantially all of the operating assets associated with the Dakota Lithium® brand and assumed certain related liabilities. The aggregate purchase price was $4.0 million, consisting of $1.0 million in cash and 1,500,000 shares of the Company’s common stock issued at $2.00 per share for an aggregate value of $3.0 million. The Asset Purchase Agreement contains customary representations and warranties, covenants, indemnification provisions, and closing conditions.

In connection with the Asset Purchase Agreement, the Company entered into a Securities Receipt Agreement with certain recipients, pursuant to which the Company issued the shares in exchange for a release of secured claims against the acquired assets. The shares are subject to a 12-month lock-up period, transfer restrictions, and a restrictive legend.

Seventh Term Loan Amendment

On July 31, 2026, the Company, Legacy Dragonfly, and Battle Born Battery Products, LLC entered into the Seventh Amendment (the “Seventh Amendment”) to the Term Loan Agreement with the lenders and Alter Domus (US) LLC, as agent. Under the Seventh Amendment, among other things, (i) the lenders consented to the asset acquisition described above, (ii) the interest rate was modified to 14.0% per annum (from 12.0%), with all interest payable-in-kind through December 31, 2026, (iii) the commencement date for testing the maximum senior leverage ratio and fixed charge coverage ratio covenants was extended from March 31, 2027 to September 30, 2027, and (iv) the minimum liquidity covenant was modified to require minimum liquidity of $4.0 million from August 31, 2026 through January 31, 2027, and $5.0 million thereafter.

At-the-Market Offering Program

Subsequent to June 30, 2026, the Company issued 124,975 shares of its common stock through its at-the-market offering program, for which it received proceeds of approximately $148, net of commissions.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to service our outstanding indebtedness and comply with the financial covenants in our loan agreement, the failure of which could allow our lenders to accelerate payment under our loan agreement, which would have a material adverse effect on our ability to operate and could require us, among other things, to reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve;
●	the potential impact of the conversion and the terms of our outstanding Series B Convertible Stock (the “Series B Preferred Stock”) on the market price of our common stock and our ability to redeem and make dividend payments with respect to our Series B Preferred Stock;
●	our ability to raise additional capital to fund our operations;
●	our ability to successfully increase market penetration into target markets;
●	our ability to maintain the listing of our common stock and public warrants on the Nasdaq Capital Market;
●	the failure of the addressable markets that we intend to target to grow as expected;
●	the potential for events or circumstances that result in our failure to timely achieve the anticipated benefits of our customer arrangements, including with Stevens Transport;
●	our ability to generate revenue from future product sales in our existing markets or new markets that we enter, including the trucking and industrials markets, and our ability to achieve and maintain profitability;
●	the loss of any members of our senior management team or other key personnel;
●	the loss of any relationships with key suppliers, including suppliers in China;
●	the loss of any relationships with key customers;
●	our ability to protect our patents and other intellectual property;
●	our ability to engage target customers and successfully retain these customers for future orders;
●	the failure to successfully optimize solid-state cells or to produce commercially viable solid-state cells in a timely manner or at all, or to scale to mass production;
●	the failure to produce lithium battery cells in the United States in a timely manner or at all, or to scale to mass production;
●	the outcome of pending litigation and potential product liability claims;
●	the failure to timely achieve the anticipated benefits of our licensing arrangement with Stryten Energy LLC (“Stryten”);
●	changes in applicable laws or regulations, including changes in the rates of tariffs or any adjustments to the amounts payable by us to customs as a result of improperly identifying the applicable tariff rate payable on our products;
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors (including an economic slowdown or inflationary pressures);
●	our ability to sell the desired amounts of shares of common stock at desired prices under our at-the-market equity offering program;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	developments relating to our competitors and our industry;
●	the reliance on two suppliers for our lithium iron phosphate cells and a single supplier for the manufacture of our battery management system;
●	our current dependence on one manufacturing facility; and
●	the potential impact of global and macroeconomic conditions, including economic, political and social instability, including the Russia-Ukraine conflict, the India-Pakistan conflict, Hamas’ attack on Israel and the Iranian conflict, and their effects on our operations.

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

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

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

Since 2020, we have sold over 391,000 batteries. For the quarters ended June 30, 2026 and June 30, 2025, we sold 9,049 and 12,134 batteries, respectively, and had $13.2 million and $16.2 million in net sales, respectively. For the six months ended June 30, 2026 and June 30, 2025, we sold 14,832 and 22,979 batteries, respectively, and had $22.9 million and $29.6 million in net sales, respectively. We currently offer several lines of batteries across our two brands, each differentiated by size, power and capacity, consisting of seven different models, which come with an option for internal heat for cold temperature operation or an option for wireless communication using our Dragonfly IntelLigence feature. As a result of changes to our marketing focus and corporate objectives, we are focusing our selling efforts of “Battle Born” branded batteries primarily to original equipment manufacturers (“OEMs”) as well as directly to consumers (“DTC”).

Our sales increased from $9.7 million in the quarter ended March 31, 2026 to $13.2 million in the quarter ended June 30, 2026. Our increase in sales was primarily attributable to RV OEM customers resuming more normal ordering patterns after right sizing inventory levels during the previous quarter. Nevertheless, RVIA shipment data for the quarter indicates a continuing decline, reflecting overall macroeconomic conditions. DTC sales increased despite continued macroeconomic pressures on consumer demand, reflecting typical seasonality and some recovery from the increased negative third-party online commentary regarding some of our products, which had impacted customer sentiment and contributed to variability in demand. In response to such commentary, we have initiated legal proceedings to address what we believe to be false and misleading statements made regarding our products. We expect our sales to continue to increase in the next 12 months as our customers expand the number of models in which they include our battery systems for the new model year and as we continue to grow into new markets, including trucking and industrials, with new product offerings. The acquisition of the assets associated with the Dakota Lithium brand also expands our product offerings to include other Lithium battery models and accessories, including those that focus on marine, golf cart, and power sports, in addition to RV. Moreover, we expect the focus of the Dakota Lithium brand on retail sales to restore that channel for the Company moving forward , with such assets expected to contribute material revenue beginning in the fourth quarter of 2026. We expect incremental operating cost increases in order to restore Dakota Lithium’s commercial operations ahead of its expected revenue contribution.

During the second quarter of 2026, we continued to implement our corporate optimization initiative, prioritizing product development to drive near-term revenue and profit. For instance, this strategic shift is accelerating our development of purpose-built solutions for the trucking and industrial markets, resulting in the recent launch of our Battle Born DualFlow Power Pack, a practical, cost-effective hybrid electrification solution for the trucking industry. We also received a purchase order from Stevens Transport valued in excess of $3 million for approximately 500 trucks, representing one of the largest single-fleet deployments of our heavy-duty trucking solutions to date and spanning our full product portfolio. The Company also continued to advance its previously announced facility consolidation during the second quarter. While the consolidation was not fully completed by quarter-end, the Company expects to complete the principal remaining actions during the third quarter.

In addition, during the second quarter of 2026, we continued to advance our intellectual property portfolio in support of our solid-state battery development and dry electrode manufacturing platform. In April 2026, we announced that we had received an allowance from the Japan Patent Office for our application titled “Powderized Solid-State Electrolyte and Electroactive Materials,” marking our first patent application allowance in Japan and covering innovations in powderized solid-state electrolyte and electroactive materials, a core component of our solid-state battery development and dry electrode manufacturing platform. In June 2026, we announced that we had received a notice of allowance from the European Patent Office for our patent application titled “Systems and Methods for Dry Powder Coating Layers of an Electrochemical Cell,” which covers key elements of our proprietary dry electrode manufacturing platform, including the use of dry powder coating to form critical layers within an electrochemical cell and processes that can support electrode, separator, and solid-state electrolyte layers. We also announced in June 2026 that we had received a notice of allowance from the United States Patent and Trademark Office for our patent application titled “Powderized Solid-State Electrolyte and Electroactive Materials,” which is directed toward manufacturing processes that support our solid-state battery development efforts.

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

As of June 30, 2026, we had cash totaling $6.3 million. Our net loss for the quarter ended June 30, 2026 was $4.4 million and our net loss for the quarter ended June 30, 2025 was $7.0 million. As discussed under “-Liquidity and Capital Resources” below we expect that we will need to raise additional funds, including through the use of the ATM (as defined below) and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve.

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

The exercise price under each Private Placement Convertible Preferred Warrant was $100,000 per share of Series A Preferred Stock. Each Private Placement Convertible Preferred Warrant was exercisable for 20 shares of Series A Preferred Stock in minimum increments of $500,000. The Private Placement Convertible Preferred Warrants had a term beginning on the issuance date and ending on or prior to the earlier of (i) the thirty-three (33) month anniversary of the date the shares of common stock issued or issuable upon the conversion of the Series A Preferred Stock issued in the concurrent Private Placement were registered for resale (“Registration Effectiveness”) pursuant to an effective registration statement under the Securities Act of 1933, as amended, (the “Securities Act”) (such date, the “Registration Effectiveness Date”) and (ii) (A) the consummation of a Change of Control (as defined in the certificate of designation) and (B) the consummation of a redemption of the then outstanding Series A Preferred Stock in full. The exercise price and number of shares of Series A Preferred Stock issuable upon exercise were subject to appropriate adjustment in the event of share dividends, share splits, reorganizations or similar events affecting shares of our common stock.

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

On June 5, 2026, we filed a Withdrawal of Designation relating to the Series A Preferred Stock (the “Withdrawal of Designation”) with the Secretary of State of the State of Nevada. The Withdrawal of Designation became effective upon filing and eliminated from our Articles of Incorporation, as amended from time to time, all matters set forth in the previously filed Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series A Convertible Preferred Stock.

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

October 2025 Offerings

On October 6, 2025, we entered into an underwriting agreement with Canaccord, as representative of the several underwriters (the “First Offering Underwriters”) named in the underwriting agreement dated October 6, 2025, relating to an underwritten public offering (the “First October 2025 Offering”) of 2,000,000 shares of common stock at a price to the public of $12.50 per share, which includes the First Offering Underwriters’ option to purchase an additional 300,000 shares of common stock, at a public offering price of $12.50 per share. On October 8, 2025, we completed the First October 2025 Offering, including the full exercise of the additional 300,000 shares of common stock, raising gross proceeds of approximately $28.8 million and net proceeds of $26.9 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. On October 8, 2025 upon a request from our Term Loan Lenders under the term loan agreement, we repaid $4.0 million of principal to satisfy a portion of our outstanding principal under the Term Loan Agreement.

On October 16, 2025, we entered into an additional underwriting agreement with Canaccord, as representative of the several underwriters (the “Second Offering Underwriters”) named in the underwriting agreement, dated October 17, 2025 (the “Second Offering Underwriting Agreement”), relating to an underwritten public offering (the “Second October 2025 Offering”) of 3,600,000 shares of common stock at a price to the public of $13.50 per share, and (ii) prefunded warrants (the “October 2025 Pre-Funded Warrants”) to purchase up to 500,000 shares of common stock (the “Pre-Funded Warrant Shares”) at a price to the public of $13.50 per October 2025 Pre-Funded Warrant, which represents the per share public offering price for the Shares (as defined below) less the $0.001 per share exercise price for each such Pre-Funded Warrant. During the quarter ended June 30, 2026, the October 2025 Pre-Funded Warrants were exercised in full.

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

On November 4, 2025, we entered into the Exchange Agreement with the Term Loan Lenders pursuant to which we issued 25,000 shares of newly created Series B Preferred Stock in exchange for $25.0 million outstanding principal amount of the Term Loan. The Series B Preferred Stock (i) is convertible into shares of common stock at the option of the Term Loan Lenders at a conversion price of $31.50 per share, or an aggregate of 793,651 shares of common stock, (ii) has a dividend of 8% per annum payable quarterly in cash and (iii) has a dividend of 2% per annum payable quarterly in kind (“PIK Dividends”), which includes the aggregate amount of all paid PIK Dividends and any accrued and unpaid PIK Dividends on the applicable dividend date. In addition, we have a right to redeem any outstanding shares of the Series B Preferred Stock at our option at the greater of (i) the stated value plus any outstanding dividends and (ii) the as-converted value of the shares of common stock underlying the Series B Preferred Stock (the “Optional Redemption Price”). The Term Loan Lenders have also agreed not to convert any shares of the Series B Preferred Stock for a period of six months following the issuance of the Series B Preferred Stock. In connection with any future equity offerings, we will be required to use 50% of the net proceeds from such offering to redeem outstanding shares of the Series B Preferred Stock at the Optional Redemption Price. In the event we have not redeemed the outstanding shares of Series B Preferred Stock by October 7, 2027 or upon the occurrence of a Non-Payment Event (as defined in the Series B Certificate of Designation), the holders will have the right to require us to redeem the Series B Preferred Stock at the Optional Redemption Price.

Equity Distribution Agreement

In January 2026, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”) under which we may offer and sell, from time to time, shares of our common stock through an at-the-market equity offering program (the “ATM”) for up to $50.0 million in gross proceeds. Subject to the terms and conditions of the Equity Distribution Agreement, Canaccord will use commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits specified by us. We are not obligated to sell any shares of common stock under the Equity Distribution Agreement. We will pay Canaccord a commission of 3.0% of the aggregate gross proceeds from each sale of shares of common stock and will reimburse Canaccord for certain specified expenses. During the three months ended June 30, 2026, we sold 411,100 shares of common stock pursuant to the ATM for net proceeds of approximately $0.8 million, after deducting sales agent commissions.

Dakota Lithium Asset Purchase Agreement

On July 31, 2026, Legacy Dragonfly entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Clean Liquidation, LLC (assignment for the benefit of creditors), pursuant to which Legacy Dragonfly acquired substantially all of the operating assets associated with the Dakota Lithium® brand and assumed certain related liabilities. The aggregate purchase price was $4.0 million, consisting of $1.0 million in cash and 1,500,000 shares of the Company’s common stock issued at $2.00 per share for an aggregate value of $3.0 million. The Asset Purchase Agreement contains customary representations and warranties, covenants, indemnification provisions, and closing conditions.

In connection with the Asset Purchase Agreement, the Company entered into a Securities Receipt Agreement with certain recipients, pursuant to which the Company issued the shares in exchange for a release of secured claims against the acquired assets. The shares are subject to a 12-month lock-up period, transfer restrictions, and a restrictive legend.

Seventh Amendment to Term Loan

On July 31, 2026, the Company, Legacy Dragonfly, and Battle Born Battery Products, LLC entered into the Seventh Amendment (the “Seventh Amendment”) to the Term Loan Agreement with the Term Loan Lenders and Alter Domus (US) LLC, as agent. Under the Seventh Amendment, among other things, (i) the Term Loan Lenders consented to the asset acquisition described above, (ii) the interest rate was modified to 14.0% per annum (from 12.0%), with all interest payable-in-kind through December 31, 2026, (iii) the commencement date for testing the maximum senior leverage ratio and fixed charge coverage ratio covenants was extended from March 31, 2027 to September 30, 2027, and (iv) the minimum liquidity covenant was modified to require minimum liquidity of $4.0 million from August 31, 2026 through January 31, 2027, and $5.0 million thereafter.

Key Factors Affecting Our Operating Results

Our financial position and results of operations depend to a significant extent on the following factors:

End Market Consumers

The demand for our products ultimately depends on demand from consumers in our current end markets. We generate sales through (1) DTC and (2) OEMs, particularly in the RV market. As our business has evolved, our growth strategy has increasingly shifted toward OEM, fleet, and industrial channels, where we can deliver integrated energy storage solutions at scale.

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

Supply

We currently rely on two carefully selected cell manufacturers located in China, and a single supplier, also located in China, to manufacture our proprietary battery management system. Our close working relationships with our China-based LFP cell suppliers, reflected in our ability to increase our purchase order volumes (qualifying us for related volume-based discounts) and order and receive delivery of cells in anticipation of required demand, have helped us moderate increased supply-related costs associated with inflation, currency fluctuations and U.S. government tariffs imposed on our imported battery cells and to avoid potential shipment delays. To mitigate against potential adverse production events, we opted to build our inventory of key components, such as battery cells. However, as many of the supply chain challenges and delays that were prevalent over the last several years have eased, we are actively working down our inventory to more appropriate safety stock levels.

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

Research and Development

Our research and development is currently primarily focused on scaling our proprietary dry electrode process for domestic production of full LFP cells. Although we have reallocated resources from the advanced manufacturing of solid-state lithium-ion batteries in order to focus on conventional cells, we expect to return to the solid-state chemistry as capital becomes more available for these longer term projects.

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

Results of Operations

Comparisons for the three months ended June 30, 2026, and June 30, 2025

The following table sets forth our results of operations for the three months ended June 30, 2026 and June 30, 2025. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three months ended June 30,
	2026	% Net Sales	2025	% Net Sales
	(in thousands)
Net Sales	$13,159	100.0	$16,248	100.0
Cost of Goods Sold	8,816	67.0	11,643	71.7
Gross profit	4,343	33.0	4,605	28.3
Operating expenses
Research and development	648	4.9	692	4.3
General and administrative	4,617	35.1	4,619	28.4
Sales and marketing	1,977	15.0	2,575	15.8
Total Operating expenses	7,242	55.0	7,886	48.5
Loss From Operations	(2,899)	(22.0)	(3,281)	(20.2)
Other Expense
Interest expense, net	(1,536)	(11.7)	(5,442)	(33.5)
Other income	62	0.5	-	-
Change in fair market value of warrant liability	(13)	(0.1)	1,689	10.4
Total Other Expense	(1,487)	(11.3)	(3,753)	(23.1)
Loss Before Taxes	(4,386)	(33.3)	(7,034)	(43.3)
Income Tax Benefit	-	-	-	-
Net Loss	$(4,386)	(33.3)	$(7,034)	(43.3)
Less: Preferred Stock Dividends	$(1,131)	(8.6)	$-	-
Net Loss Attributable to Common Shareholders	$(5,517)	(41.9)	$(7,034)	(43.3)

	Three months ended June 30,
	2026	% Net Sales	2025	% Net Sales
	(in thousands)
DTC	$4,477	34.0	$5,948	36.6
OEM	8,432	64.1	10,050	61.9
Licensing Revenue	250	1.9	250	1.5
Net Sales	$13,159	100.0	$16,248	100.0

Net Sales

Net sales decreased by $3.1 million, or 19.0%, to $13.2 million for the three months ended June 30, 2026, as compared to $16.2 million for the three months ended June 30, 2025. This decrease was primarily due to lower OEM and DTC sales. RV OEM sales declined due to a slower-than-anticipated market recovery, as reflected in RVIA shipment data for the quarter, as well as overall macroeconomic conditions. DTC sales declined due to macroeconomic pressures on consumer demand, as well as negative third-party online commentary regarding certain of our products, which we believe has adversely affected customer sentiment. We have initiated legal proceedings to address this commentary. We expect our sales to increase in the next 12 months as our customers expand the number of models they include our battery systems in for the new model year and our entrance into new markets, trucking and industrials, with new product offerings.

Cost of Goods Sold

Cost of goods sold decreased by $2.8 million, or 24.3%, to $8.8 million for the three months ended June 30, 2026, as compared to $11.6 million for the three months ended June 30, 2025. This decrease was primarily due to lower unit volume of batteries and accessories, along with $1.1 million in IEEPA tariff refund recognized as a reduction to cost of sales and $0.5 million decrease in overhead allocated to cost of goods sold. We expect our cost of goods sold to increase over the next 12 months in conjunction with the anticipated increase in revenue.

Gross Profit

Gross profit decreased by $0.3 million, or 5.7%, to $4.3 million for the three months ended June 30, 2026, as compared to $4.6 million for the three months ended June 30, 2025. The decrease in gross profit was primarily due to lower unit volume of battery and accessory sales, with an offset from the tariff refund recognized in cost of sales. Gross profit percentage increased by 4.7% to 33.0% primarily due to $1.1 million in IEEPA tariff refund recognized as a reduction to cost of sales.

Research and Development Expenses

Research and development expenses decreased by $0.1 million, or 6.5%, to $0.6 million for the three months ended June 30, 2026, as compared to $0.7 million for the three months ended June 30, 2025. This decrease was primarily due to a decrease in wage expense of $0.1 million resulting from reduced headcount. We expect research and development expenses to remain relatively stable over the next year.

General and Administrative Expenses

General and administrative expenses stayed the same at $4.6 million for the three months ended June 30, 2026 and June 30, 2025. A decrease in depreciation and professional fees in the amount of $0.2 million was offset by an increase in travel and other operating expenses. Looking forward, we anticipate that general and administrative expenses as a percentage of revenue will decrease over the next 12 months. This expectation is based on targeted cost reduction measures which have been implemented, including further reductions in professional fees, continued optimization of lease agreements, and ongoing evaluation of staffing levels.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $0.6 million, or 23.2%, to $2.0 million for the three months ended June 30, 2026, as compared to $2.6 million for the three months ended June 30, 2025. This decrease was primarily due to lower employee-related costs in the amount of $0.2 million and lower marketing expenses of $0.3 million, both related to cost reduction measures implemented in the second quarter, and lower shipping costs of $0.1 million related to lower sales. We expect our Selling and Marketing Expenses to decrease over the next 12 months due to cost reduction measures implemented in the second quarter of 2026.

Total Other Income (Expense)

Other expense totaled $1.5 million for the three months ended June 30, 2026 as compared to total other expense of $3.8 million for the three months ended June 30, 2025. Other expense of $1.5 million for the three months ended June 30, 2026 was comprised primarily of interest expense related to our debt securities. Other expense of $3.8 million in three months ended June 30, 2025 was comprised primarily of interest expense of $5.5 million related to our debt securities partially offset by a change in fair market value of warrant liability in the amount of $1.7 million.

Income Tax (Benefit) Expense

There was no tax expense recorded for the three months ended June 30, 2026 or June 30, 2025. Management evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that we will not recognize the benefits of the deferred tax assets primarily due to us entering into a 3-year cumulative loss position. As a result, a full valuation allowance totaling $37.7 million was recorded as of the year ended December 31, 2025 and is unchanged as of June 30, 2026.

Net Loss

We generated a net loss of $4.4 million for the three months ended June 30, 2026, as compared to net loss of $7.0 million for the three months ended June 30, 2025. As described above, this result was driven by lower sales and lower cost of goods sold, and significantly offset by lower interest expense related to our debt securities and recognizing the IEEPA tariff refunds as a cost reduction against cost of sales.

Comparisons for the six months ended June 30, 2026 and June 30, 2025

The following table sets forth our results of operations for the six months ended June 30, 2026, and the six months ended June 30, 2025. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Six months ended June 30,
	2026	% Net Sales	2025	% Net Sales
	(in thousands)
Net Sales	$22,863	100.0	$29,604	100.0
Cost of Goods Sold	16,810	73.5	21,071	71.2
Gross profit	6,053	26.5	8,533	28.8
Operating expenses
Research and development	1,628	7.1	1,692	5.7
General and administrative	9,099	39.8	10,976	37.1
Sales and marketing	3,952	17.3	5,060	17.1
Total Operating expenses	14,679	64.2	17,728	59.9
Loss From Operations	(8,626)	(37.7)	(9,195)	(31.1)
Other Expense
Interest expense, net	(3,001)	(13.1)	(10,143)	(34.3)
Other income	123	0.5	-	-
Change in fair market value of warrant liability	493	2.2	5,507	18.6
Total Other Expense	(2,385)	(10.4)	(4,636)	(15.7)
Loss Before Taxes	(11,011)	(48.2)	(13,831)	(46.7)
Income Tax Benefit	-	-	-	-
Net Loss	$(11,011)	(48.2)	$(13,831)	(46.7)
Less: Preferred Stock Dividends	$(2,226)	(9.7)	$-	-
Net Loss Attributable to Common Shareholders	$(13,237)	(57.9)	$(13,831)	(46.7)

	Six months ended June 30,
	2026	% Net Sales	2025	% Net Sales
	(in thousands)
DTC	$8,179	35.8	$10,963	37.0
OEM	14,184	62.0	18,141	61.3
Licensing Revenue	500	2.2	500	1.7
Net Sales	$22,863	100.0	$29,604	100.0

Net Sales

Net sales decreased by $6.7 million, or 22.8%, to $22.9 million for the six months ended June 30, 2026, as compared to $29.6 million for the six months ended June 30, 2025. This decrease was primarily due to lower OEM battery and accessory sales of new models to existing customers. The decrease in DTC sales was due to ongoing macroeconomic pressures, as well as negative third-party online commentary regarding certain of our products, which we believe has adversely affected customer sentiment. We have initiated legal proceedings to address this commentary. We expect our sales to increase in the coming quarters as our customers expand the number of models they include our battery systems in for the new model year and our entrance into new markets, trucking and industrials, with new product offerings.

Cost of Goods Sold

Cost of goods sold decreased by $4.3 million, or 20.2%, to $16.8 million for the six months ended June 30, 2026, as compared to $21.1 million for the six months ended June 30, 2025. This decrease was primarily due to lower volume sales in DTC and OEM markets, as described above, along with the $1.1 million in IEEPA tariff refund recognized as a reduction to cost of sales and $0.5 million decrease in overhead allocated to cost of goods sold. We expect our Cost of goods sold to increase in conjunction with the anticipated increase in revenue over the next 12 months.

Gross Profit

Gross profit decreased by $2.5 million, or 29.1%, to $6.1 million for the six months ended June 30, 2026, as compared to $8.5 million for the six months ended June 30, 2025. The decrease in gross profit was primarily due to lower volume sales in the DTC and OEM markets, slightly offset by the IEEPA tariff refund recognized as a reduction to cost of sales.

Research and Development Expenses

Research and development expenses decreased by $0.1 million, or 3.8%, to $1.6 million for the six months ended June 30, 2026, as compared to $1.7 million for the six months ended June 30, 2025. The decrease was primarily a result of lower wage expense in the amount of $0.4 million due to reduced headcount and less expense on supplies of $0.1 million, partially offset by an increase in depreciation expense of $0.4 million due to a depreciation true up at the beginning of the year. We expect research and development expenses to remain relatively stable over the next year.

General and Administrative Expenses

General and administrative expenses decreased by $1.9 million, or 17.1%, to $9.1 million for the six months ended June 30, 2026, compared to $11.0 million for the six months ended June 30, 2025. This decrease was primarily due to a decrease in legal and professional services of $1.6 million, lower depreciation expense of $0.5 million and lower rent and other facility related costs in the amount of $0.6 million, partially offset by higher employee related costs in the amount of $0.6 million and higher insurance costs in the amount of $0.2 million. Looking forward, we anticipate that general and administrative expenses as a percentage of revenue will decrease over the next 12 months. This expectation is based on targeted cost reduction measures which have been implemented, including further reductions in professional fees, continued optimization of lease agreements, and ongoing evaluation of staffing levels.

Selling and Marketing Expenses

Sales and marketing expenses decreased by $1.1 million, or 21.9%, to $4.0 million for the six months ended June 30, 2026, as compared to $5.1 million for the six months ended June 30, 2025. This decrease was primarily due to lower employee related costs in the amount of $0.4 million and lower marketing costs in the amount of $0.3 million, both related to cost reduction measures implemented in the second quarter, and lower shipping costs of $0.4 million related to lower sales. We expect our Selling and Marketing Expenses to decrease over the next 12 months due to cost reduction measures implemented in the second quarter of 2026.

Total Other Income (Expense)

Other expense totaled $2.4 million for the six months ended June 30, 2026 as compared to other expense of $4.6 million for the six months ended June 30, 2025. Other expense for the six months ended June 30, 2026 is comprised of $3.0 million in interest expense related to our debt securities partially offset by a change in fair market value of our warrants in the amount of $0.5 million and other income of $0.1 million. Other expense for the six months ended June 30, 2025 is comprised of $10.1 million in interest expense related to our debt securities partially offset by a change in fair market value of our warrants in the amount of $5.5 million.

Income Tax (Benefit) Expense

There was no tax expense recorded for the six months ended June 30, 2026 or the six months ended June 30, 2025. Management evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that we will not recognize the benefits of the deferred tax assets primarily due to us entering into a 3-year cumulative loss position. As a result, a full valuation allowance totaling $37.7 million was recorded as of the year ended December 31, 2025 and is unchanged as of June 30, 2026.

Net Loss

We generated a net loss of $11.0 million for the six months ended June 30, 2026, as compared to net loss of $13.8 million for the six months ended June 30, 2025. As described above, this result was driven by lower sales and lower cost of goods sold, and significantly offset by lower interest expense related to our debt securities, recognizing the IEEPA tariff refunds as a cost reduction against cost of sales, and savings from our cost reduction measures implemented in the second quarter.

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

Non-GAAP Financial Measures

This Quarterly Report includes a non-generally accepted accounting principles within the United States (“U.S. GAAP”) measure that we use to supplement our results presented in accordance with U.S. GAAP. Earnings before interest tax and amortization (“EBITDA”) is defined as earnings before interest and other income (expenses), income taxes, and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA adjusted for stock-based compensation, change in fair market value of warrant liabilities, non-recurring costs associated with strategic financing, reverse stock split, litigation and loss on settlement. Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it illustrates the underlying financial and business trends relating to our core, recurring results of operations and enhances comparability between periods.

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

The table below presents our adjusted EBITDA, reconciled to net loss for the three and six months ended June 30, 2026, and June 30, 2025.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net Loss Attributable to Common Shareholders	$(5,517)	$(7,034)	$(13,237)	$(13,831)
Interest Expense	1,536	5,442	3,001	10,143
Depreciation and Amortization	453	491	1,247	1,350
EBITDA	(3,528)	(1,101)	(8,989)	(2,338)
Adjusted for:
Stock-Based Compensation (1)	461	190	561	411
Change in fair market value of warrant liability (2)	13	(1,689)	(493)	(5,507)
Series B Preferred Stock Dividend	1,131	-	2,226	-
Non-Recurring/One-Time Expenses:
Litigation Expenses (3)	132	30	171	573
At-the-Market (ATM) set up Expenses(4)	131	-	270	-
Loss on Impairment of Asset(5)	-	-	6	-
Joint Venture Exploration(6)	45	-	45	-
Expenses related to Debt Restructure(7)	34	-	70	-
Prior year tariff estimate adjustment	-	287	-	287
Preferred Stock Financing Expenses	-	42	-	673
Reverse Stock Split	-	-	-	15
Adjusted EBITDA	$(1,581)	$(2,241)	$(6,133)	$(5,886)

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and board members.
(2)	Change in fair market value of warrant liabilities represents the change in fair value for the three and six months ended June 30, 2026 and June 30, 2025.
(3)	In 2026, Litigation Fees includes fees and expenses related to the Berdner et al case and the Prowse case. In 2025, Litigation Fees includes legal fees and expenses and settlement related to the International Trade Commission ‘ITC’ Lithium Hub patent infringement case and other.
(4)	At-the-Market (ATM) set up expenses are for the equity distribution agreement with Canaccord Genuity, LLC.
(5)	Loss on Impairment of Asset is costs related to the prior year impairment of our previous main office.
(6)	Joint Venture Exploration expenses includes advisory fees, feasibility study expenses and travel.
(7)	Debt Restructure expenses including legal and professional service.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of June 30, 2026, we had cash totaling $6.3 million. We believe that our cash balance as of June 30, 2026, combined with our access to the ATM, will fund our operations into the second quarter of 2027.

On January 30, 2026, we entered into the Equity Distribution Agreement with Canaccord under which we may offer and sell, from time to time, shares of our common stock through an ATM for up to $50.0 million in gross proceeds, as described in the “Overview” section above. During the three months ended June 30, 2026, we sold 411,100 shares of common stock pursuant to the ATM for net proceeds of approximately $0.8 million, after deducting sales agent commissions. Subsequent to June 30, 2026, we have sold 124,975 shares of common stock for aggregate net proceeds of $148,317.

The $1.0 million cash payment associated with the acquisition of Dakota Lithium assets was facilitated by the reduction of our minimum cash covenant from $5.0 million to $4.0 million as part of the Term Loan Lenders’s consent provided for in the Seventh Amendment.

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

Financing Obligations and Requirements

On November 24, 2021, we issued $45.0 million of fixed rate senior notes, secured by among other things, a security interest in our intellectual property. As part of the Business Combination, we entered into a senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan”) pursuant to the Term Loan, Guarantee and Security Agreement (the “Original Term Loan Agreement” and, as amended, the “Term Loan Agreement”) by and among, us, Legacy Dragonfly, Alter Domus (US) LLC, as the Agent to the lenders from time to time party thereto (such lenders, the “Term Loan Lenders”), the proceeds of which were used to repay the $45.0 million fixed rate senior notes, and ChEF Equity Facility.

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

Additionally, under the Seventh Amendment, among other things, (i) the Term Loan Lenders consented to the asset acquisition described above, (ii) the interest rate was modified to 14.0% per annum (from 12.0%), with all interest payable-in-kind through December 31, 2026, (iii) the commencement date for testing the maximum senior leverage ratio and fixed charge coverage ratio covenants was extended from March 31, 2027 to September 30, 2027, and (iv) the minimum liquidity covenant was modified to require minimum liquidity of $4.0 million from August 31, 2026 through January 31, 2027, and $5.0 million thereafter.

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

The Term Loan is secured by substantially all assets of the Company, Battle Born LLC and Legacy Dragonfly, and we pledged our equity interests in Battle Born LLC and Legacy Dragonfly as additional collateral. In connection with the Business Combination, the Term Loan Lenders also received penny warrants and $10 warrants. The $10 warrants were exercised in full on October 10, 2022. During the quarter ended March 31, 2026, 70,267 penny warrants were exercised on a cashless basis, with the Company agreeing to issue 69,985 shares of common stock in connection with such exercise. During the quarter ended June 30, 2026, the remaining outstanding penny warrants were exercised in full on a cashless basis, resulting in the issuance of 103,390 shares of common stock.

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

Going Concern

For the quarter ended June 30, 2026, we incurred losses and had a negative cash flow from operations. As of June 30, 2026, we had approximately $6.3 million in cash and cash equivalents and a working capital of $19.9 million. Our ability to achieve profitability and positive cash flow depends on our ability to increase revenue, contain our expenses and maintain compliance with the financial covenants in our outstanding indebtedness agreements.

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

On January 30, 2026, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC, as lead agent and representative of the other sales agents, establishing an at-the-market equity offering program under which we may, at our discretion, offer and sell from time to time up to $50 million of our common stock. While we are not obligated to issue any shares under the agreement and retain full control over the timing, amount, pricing, and terms of any sales effected through the lead agent, this agreement provides us with a flexible, readily accessible source of capital to support our liquidity needs, subject to customary closing conditions, a 3% sales commission and reimbursement of specified expenses payable to the agents, and standard indemnification and contribution provisions.

Subsequent to June 30, 2026, we entered into the Seventh Amendment to the Term Loan in connection with the Asset Purchase Agreement, as described above in the Overview section. The Seventh Amendment provides additional near-term liquidity flexibility by establishing a payment-in-kind period through December 31, 2026, during which interest accrues at 14% per annum and may be satisfied entirely in kind rather than in cash. The Seventh Amendment also reduces the minimum liquidity requirement to $4 million at each month-end from August 31, 2026 through January 31, 2027, after which the minimum liquidity requirement increases to $5 million, and defers the commencement of the maximum senior leverage ratio and fixed charge coverage ratio covenants to the quarter ending September 30, 2027 (from March 31, 2027). Commencing with the fiscal quarter ending September 30, 2027, the maximum senior leverage ratio is 3.00:1.00, and a minimum fixed charge coverage ratio of 1.15:1.00 is required for the trailing four fiscal quarters if liquidity is below $15 million at quarter-end. Additionally, the Company expects to see material revenue generated in the fourth quarter of 2026 from the Asset Acquisition. The Company also expects incremental operating cost increases in order to restore Dakota Lithium’s commercial operations ahead of its expected revenue contribution.

As presented above, strategic initiatives were executed in 2025 and early 2026 in order to alleviate the substantial doubt regarding our ability to continue as a going concern. These initiatives include multiple capital raises totaling a net cash increase of $90.9 million and Term Loan restructuring to reduce principal and interest owed, including a significant principal paydown, partial debt cancellation, and partial principal conversion into preferred shares, along with the at-the-market equity offering program entered into January 2026. Management has evaluated the conditions and events described above in relation to our obligations coming due within one year after the date these condensed consolidated financial statements are issued. In performing this evaluation, management considered the Company’s projected operating performance and cash flows, available cash and liquidity, planned cost reductions, expected revenue-generating activities, access to the at-the-market equity offering program, and the additional liquidity flexibility provided by the Seventh Amendment, including the ability to pay interest in kind through December 31, 2026 and the modification and deferral of certain financial covenant requirements. Based on this evaluation, management expects the Company to achieve profitability and generate positive cash flows from operations within the next twelve months and has concluded that the Company is expected to have sufficient liquidity to meet its obligations as they become due over the next twelve months. Accordingly, management has concluded that although substantial doubt was initially raised, its plans have alleviated substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

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

Cash Flows for the Six months ended June 30, 2026, and June 30, 2025

	Six months ended June 30,
	2026	2025
	(in thousands)
Net Cash (used in)/provided by:
Operating Activities	$(10,641)	$(7,865)
Investing activities	$(771)	$(1,621)
Financing activities	$(578)	$7,370

Operating Activities

Net cash used in operating activities was $10.6 million for the six months ended June 30, 2026, primarily due to a net loss of $11.0 million with a slight offset of $0.4 million primarily due to the following changes: $4.6 million decrease in accounts payable, $3.9 million increase in inventories, $0.7 million increase in accounts receivable, and $0.3 million increase in prepaid expenses.

Net cash used in operating activities was $7.9 million for the six months ended June 30, 2025, primarily due to a net loss of $13.8 million partially offset by $7.3 million of payment in-kind interest accrued on the Term Loan.

Investing Activities

Net cash used in investing activities was $0.8 million for the six months ended June 30, 2026, as compared to net cash used in investing activities of $1.6 million for the six months ended June 30, 2025. The cash used for the six months ended June 30, 2026 was primarily for payments for the new Battleborn website, along with improvements to the battery production area and renovations to the research and development location. The cash used for the six months ended June 30, 2025 was primarily from capital expenses to support our core battery business.

Financing Activities

Net cash used by financing activities was $0.6 million for the six months ended June 30, 2026, primarily related to Series B preferred stock dividend payments and repayment of debt, partially offset by proceeds from the ATM, as compared to net cash provided by financing activities of $7.4 million for the six months ended June 30, 2025, primarily related to net proceeds of $7.3 million from the Offerings on February 26, 2025.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating and financing lease liabilities. As of June 30, 2026, we had $2.4 million in short-term operating and financing lease liabilities and $19.4 million in long-term operating and financing lease liabilities.

As disclosed above, we have a Term Loan and as of June 30, 2026, the principal amount outstanding under the Term Loan was $18.9 million.

Additionally, we are required to pay to the holders of the Series B Preferred Stock dividends, which will accrue at 10% per annum, commencing from the Initial Issuance Date, payable (i) 80% in cash and (ii) 20% “in kind” and added the Liquidation Preference of such holder’s Series B Preferred Stock. Such dividends are payable quarterly in arrears on the first trading day of each fiscal quarter commencing on the first trading day of the initial fiscal quarter after the date of issuance. Upon the occurrence of certain events, the dividend rate may automatically increase, as described in the Certificate of Designation. Additionally, in connection with any future equity offerings, we are required to use 50% of the net proceeds from such offering to redeem outstanding shares of the Series B Preferred Stock at the Optional Redemption Price. In the event we have not redeemed the outstanding shares of Series B Preferred Stock by October 7, 2027 or upon the occurrence of a Non-Payment Event (as defined in the Certificate of Designation), the holders will have the right to require us to redeem the Series B Preferred Stock at the Optional Redemption Price.

We and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (as amended, the “ChEF Purchase Agreement”) and a Registration Rights Agreement in connection with our merger in October 2022 (the “Business Combination”). Pursuant to the Original Purchase Agreement, we had the right to sell to CCM LLC an amount of shares of common stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the ChEF Purchase Agreement (the “ChEF Equity Facility”), subject to certain restrictions set forth in the Term Loan Agreement (as defined below). The ChEF Purchase Agreement terminated in December 2025. As part of the expiration, the remainder of the Commitment Fee, pursuant to the purchase agreement, of $891 is due and payable to Chardan Capital Markets. This amount was expensed in fiscal year ending December 31, 2025 and remains accrued in current liabilities, specifically ‘Accrued payroll and other liabilities’, on the balance sheet as of June 30, 2026.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, management concluded that as of June 30, 2026, we did maintain effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

“Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026 (the “Annual Report”) and “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 14, 2026 include a discussion of our legal proceedings.

Other than as set forth below, there have been no material updates to the legal proceedings previously disclosed in our Annual Report and our Quarterly Report for the quarter ended March 31, 2026.

Trade Libel Lawsuit

On June 1, 2026, we filed a complaint against William Errol Prowse IV and Prowse Publications LLC in the Second Judicial District Court of the State of Nevada, Washoe County, Case No. CV26-01604. The defendants were served on June 3 and 15, 2026.

We allege that the defendants engaged in a wide-ranging campaign to harm us through intentionally false, misleading, and disparaging statements regarding alleged defects in certain “Battle Born” branded 100 amp-hour 12V LiFePo4 batteries.

The complaint asserts causes of action for trade libel, unfair competition in violation of the Nevada Deceptive Trade Practices Act, and intentional interference with economic advantage, and seeks damages, injunctive relief, punitive damages, and attorneys’ fees.

On July 9, 2026, we filed an amended complaint, incorporating additional statements made by defendants since the original filing. On July 23, 2026, defendants filed an answer to the amended complaint.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the fiscal quarter ended June 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dragonfly Energy Holdings Corp.	8-K	3.1	03/31/2023
3.2	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., dated November 29, 2023.	8-K	3.1	11/29/2023
3.3	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., as filed with the Secretary of State of the State of Nevada, dated November 19, 2024.	8-K	3.1	11/22/2024
3.4	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., dated April 25, 2025.	8-K	3.1	04/28/2025
3.5	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., as filed with the Secretary of State of the State of Nevada, dated December 15, 2025.	8-K	3.1	12/18/2025
3.6	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series A Convertible Preferred Stock of Dragonfly Energy Holdings Corp.	8-K	3.1	02/27/2025
3.7	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series B Convertible Preferred Stock.	8-K	3.1	11/04/2025
3.8	Certificate of Amendment to the Articles of Incorporation, as amended, of Dragonfly Energy Holdings Corp., as filed with the Secretary of State of the State of Nevada, dated June 5, 2026.	8-K	3.1	06/08/2026
3.9	Certificate, Amendment or Withdrawal of Designation, relating to the Series A Convertible Preferred Stock, as filed with the Secretary of State of Nevada, dated June 5, 2026.	8-K	3.2	06/08/2026
3.10	Bylaws of Dragonfly Energy Holdings Corp.	8-K	3.2	03/31/2023
10.1#	Asset Purchase Agreement, dated July 31, 2026, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp. and Clean Liquidation, LLC	8-K	10.1	07/31/2026
10.2	Form of Securities Receipt Agreement between Dragonfly Energy Holdings Corp. and the recipients listed on the signature pages thereto.	8-K	10.2	07/31/2026
10.3	Seventh Amendment to Term Loan, Guarantee and Security Agreement, dated as of July 31, 2026, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., Battle Born Battery Products, LLC, the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.3	07/31/2026
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included as Exhibit 101).

*	Filed herewith.
**	Furnished.
#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dragonfly Energy Holdings Corp.

Date: August 14, 2026	By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

