Form 10-Q
period 2026-09-30
Dragonfly Energy Holdings Corp.
filed 2026-11-13
CIK 1847986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

As of November 10, 2026, there were 1,948,863 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

On October 12, 2026, we effected a 1-for-8 reverse stock split of our outstanding shares of common stock. Unless specifically provided otherwise herein, all share and per share information in this Quarterly Report on Form 10-Q has been adjusted to reflect the reverse stock split.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025

Current Assets
Cash and cash equivalents	$1,941	$18,270
Accounts receivable, net of allowance for credit losses	4,214	4,215
Inventory	19,736	24,234
Prepaid expenses	652	1,088
Prepaid inventory	2,323	937
Prepaid income tax	359	353
Other current assets	2,429	1,083
Total Current Assets	31,654	50,180
Property and Equipment
Machinery and equipment	18,889	17,794
Office furniture and equipment	441	432
Leasehold improvements	7,666	7,563
Vehicle	124	33
Total	27,120	25,822
Less accumulated depreciation and amortization	(6,701)	(5,081)
Property and equipment, net	20,419	20,741
Intangible Assets, net	1,822	-
Goodwill	403	-
Operating lease right of use asset, net	14,350	15,240
Other assets	378	388
Total Assets	$69,026	$86,549
Current Liabilities
Accounts payable	$9,418	$10,322
Accrued payroll and other liabilities	2,389	4,053
Accrued tariffs	341	943
Customer deposits	242	121
Deferred revenue, current portion	1,000	1,000
Dividends Payable	518	317
Notes payable, current portion, net	12,483	433
Operating lease liability, current portion	2,273	2,533
Financing lease liability, current portion	17	35
Total Current Liabilities	28,681	19,757
Long-Term Liabilities
Deferred revenue, net of current portion	1,833	2,583
Warrant liabilities	3	713
Notes payable, non current portion, net	-	9,212
Operating lease liability, net of current portion	18,854	20,470
Financing lease liability, net of current portion	77	28
Total Long-Term Liabilities	20,767	33,006
Total Liabilities	49,448	52,763
Commitments and Contingencies (See Note 5)
Redeemable Preferred Stock
Preferred stock-Series B, 25,000 shares at $0.0001 par value, authorized, 25,000 and 25,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	24,122	22,256
Stockholders’ Equity (Deficit)
Preferred stock, 4,995,000 shares at $0.0001 par value, authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Common stock, 50,000,000 shares at $0.0001 par value, authorized, 1,878,418 and 1,509,839 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Additional paid in capital	164,099	163,623
Accumulated deficit	(168,643)	(152,093)
Total Stockholders’ Equity (Deficit)	(4,544)	11,530
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)	$69,026	$86,549

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2026 and 2025

(in thousands, except share and per share data)

	For The Three Months Ended September 30		For The Nine Months Ended September 30
	2026	2025	2026	2025

Net Sales	$12,174	$15,967	$35,037	$45,571

Cost of Goods Sold	8,889	11,231	25,699	32,302

Gross Profit	3,285	4,736	9,338	13,269

Operating Expenses
Research and development	633	585	2,261	2,277
General and administrative	5,112	5,299	14,211	16,275
Selling and marketing	1,593	2,630	5,545	7,690

Total Operating Expenses	7,338	8,514	22,017	26,242

Loss From Operations	(4,053)	(3,778)	(12,679)	(12,973)

Other (Expense) Income
Interest expense, net	(1,774)	(6,409)	(4,775)	(16,552)
Other income	411	-	534	-
Change in fair market value of warrant liability	(123)	(883)	370	4,624
Total Other (Expense) Income	(1,486)	(7,292)	(3,871)	(11,928)

Net Loss Before Taxes	(5,539)	(11,070)	(16,550)	(24,901)

Income Tax Expense (Benefit)	-	-	-	-

Net Loss	$(5,539)	$(11,070)	$(16,550)	$(24,901)
Less: Preferred Stock Dividends	(1,168)	-	(3,394)	-
Net Loss Attributable to Common Stockholders	$(6,707)	$(11,070)	$(19,944)	$(24,901)

Loss Per Share- Basic & Diluted	$(3.71)	$(16.45)	$(11.91)	$(81.26)

Weighted Average Number of Shares - Basic & Diluted	1,807,571	673,112	1,674,085	306,438

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2026 and 2025

(in thousands, except share data)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2025	-	$-	90,408	$-	$72,750	$(82,154)	$(9,404)
Net loss	-	-	-	-	-	(6,797)	(6,797)
Common stock issued in public offering (ATM), net of costs	-	-	290	-	63	-	63
Redeemable preferred stock issued, net	350	3,180	-	-	-	-	-
Shares issued for vested restricted stock units	-	-	274	-	-	-	-
Conversion of preferred stock to common stock	(30)	(273)	3,899	-	273	-	273
Stock compensation expense	-	-	-	-	220	-	220

Balance - March 31, 2025	320	2,907	94,871	-	73,306	(88,951)	(15,645)
Net loss	-	-	-	-	-	(7,034)	(7,034)
Share issuance under ESPP	-	-	1,094	-	73	-	73
Redeemable preferred stock issued, net	450	4,150	-	-	-	-	-
Shares issued for vested restricted stock units	-	-	804	-	-	-	-
Conversion of preferred stock to common stock	(634)	(5,812)	371,061	-	5,812	-	5,812
Stock compensation expense	-	-	-	-	190	-	190

Balance - June 30, 2025	136	1,245	467,830	-	79,381	(95,985)	(16,604)
Net loss	-	-	-	-	-	(11,070)	(11,070)
Common stock issued in public offering, net	-	-	274,750	-	4,684	-	4,684
Shares issued for vested restricted stock units	-	-	224	-	-	-	-
Conversion of preferred to common stock	(136)	(1,245)	28,973	-	1,245	-	1,245
Stock compensation expense	-	-	-	-	168	-	168

Balance - September 30, 2025	-	$-	771,777	$-	$85,478	$(107,055)	$(21,577)

Balance - January 1, 2026	-	$-	1,509,839	$-	$163,623	$(152,093)	$11,530
Net loss	-	-	-	-	-	(6,625)	(6,625)
Cashless exercise of liability classified warrants	-	-	8,748	-	-	-	-
Shares issued for vested restricted stock units	-	-	11	-	-	-	-
Dividends Preferred Series B - Paid-in-kind	-	-	-	-	(125)	-	(125)
Dividends Preferred Series B	-	-	-	-	(502)	-	(502)
Accretion of discount on Series B Preferred	-	-	-	-	(468)	-	(468)
Stock compensation expense	-	-	-	-	100	-	100

Balance - March 31, 2026	-	-	1,518,598	$-	$162,628	$(158,718)	$3,910
Net loss	-	-	-	-	-	(4,386)	(4,386)
Common stock issued in public offering (ATM), net of costs	-	-	51,388	-	829	-	829
Share issuance under ESPP	-	-	2,184	-	26	-	26
Exercise of Pre-Funded Underwriters Warrants	-	-	62,500	-	1	-	1
Cashless exercise of liability classified as warrants	-	-	12,924	-	193	-	193
Shares issued for vested restricted stock units	-	-	21,634	-	-	-	-
Dividends Preferred Series B - Paid-in-kind	-	-	-	-	(127)	-	(127)
Dividends Preferred Series B	-	-	-	-	(510)	-	(510)
Accretion of discount on Series B Preferred	-	-	-	-	(494)	-	(494)
Stock compensation expense	-	-	-	-	374	-	374

Balance - June 30, 2026	-	-	1,669,228	-	162,920	(163,104)	(184)
Net loss	-	-	-	-	-	(5,539)	(5,539)
Common stock issued in public offering (ATM), net of costs	-	-	21,270	-	202	-	202
Shares issued for vested restricted stock units	-	-	420	-	-	-	-
Dividends Preferred Series B - Paid-in-kind	-	-	-	-	(130)	-	(130)
Dividends Preferred Series B	-	-	-	-	(518)	-	(518)
Accretion of discount on Series B Preferred	-	-	-	-	(520)	-	(520)
Adjustment for prior quarter warrant exercise	-	-	-	-	147	-	147
Issuance of common stock pursuant to the Asset Purchase Agreement	-	-	187,500	-	1,755	-	1,755
Stock compensation expense	-	-	-	-	243	-	243

Balance - September 30, 2026	-	$-	1,878,418	$-	$164,099	$(168,643)	$(4,544)

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(in thousands)

	2026	2025
Cash flows from Operating Activities
Net Loss	$(16,550)	$(24,901)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Stock based compensation	717	578
Amortization of debt discount	3,106	5,240
Change in fair market value of warrant liability	(370)	(4,624)
Non-cash interest expense (paid-in kind)	445	11,233
Provision (recovery) from credit losses	(10)	87
Depreciation and amortization	1,733	1,810
Amortization of right of use of assets	890	1,948
Loss on disposal of property and equipment	42	156
Loss on impairment of right-of-use assets	-	454
Changes in Assets and Liabilities
Accounts receivable	11	(2,463)
Inventories	5,137	(1,002)
Prepaid expenses	436	(43)
Prepaid inventory	(1,386)	125
Prepaid income tax	(6)	-
Other current assets	(1,346)	61
Other assets	10	(6)
Accounts payable and accrued expenses	(2,753)	3,780
Operating lease liabilities	(1,876)	(2,160)
Accrued tariffs	(602)	(324)
Accrued settlement	-	(375)
Deferred revenue	(750)	(750)
Income tax payable	-	(4)
Customer deposits	121	(65)
Total Adjustments	3,549	13,656
Net Cash Used in Operating Activities	(13,001)	(11,245)

Cash Flows From Investing Activities
Cash paid for acquisition of business	(1,000)	-
Purchase of intangibles	(131)	-
Purchase of property and equipment	(1,134)	(1,808)
Net Cash Used in Investing Activities	(2,265)	(1,808)
Cash Flows From Financing Activities
Proceeds from public offering (ATM), net	1,031	63
Proceeds from public offering, net	-	4,684
Repayment of note payable	(713)	-
Proceeds from preferred stock offering, net of fees	-	7,330
Principal payments on finance leases	(55)	(35)
Proceeds from the exercise of pre-funded warrants	1	-
Payment of dividends	(1,327)	-
Net Cash Provided by (Used in) Financing Activities	(1,063)	12,042

Net Decrease in cash and cash equivalents	(16,329)	(1,011)
Beginning Cash and cash equivalents - beginning of period	18,270	4,849
Ending Cash and cash equivalents - end of period	$1,941	$3,838

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$6	$4
Cash paid for interest	$1,938	$4
Supplemental Non-Cash Investing and Financing Activities
Purchases of property, equipment, and intangibles not yet paid	$390	$16
Recognition of right of use asset obtained in exchange for operating lease liability	$-	$642
Recognition of machinery & equipment obtained in exchange for financing lease liability	$86	$-
Recognition of warrant liability - Investor Warrants	$-	$696
Conversion of preferred stock to common stock	$-	$7,330
Declaration of dividends	$1,530	$-
Dividends paid in kind	$382	$-
Accretion of preferred stock discount	$1,482	$-
Noncash consideration transferred pursuant to the Asset Purchase Agreement	$1,755	$-
Settlement of accrued liability for employee stock purchase plan	$26	$73
Reclassification of assets held for sale to machinery and equipment	$-	$644
Cashless exercise of penny warrants	$340	$-

The accompanying notes are an integral part of the consolidated financial statements.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 1 - NATURE OF BUSINESS

Dragonfly Energy Holdings Corp. (the “Company”) sells lithium ion battery packs for use in a wide variety of applications. The Company sells to distributors under the Dragonfly Energy brand name, and sells direct to consumers under the trade name Battle Born Batteries. In addition, the Company develops technology for improved lithium ion battery manufacturing and assembly methods.

On October 8, 2026, the Company’s Board of Directors (the “Board”) approved a 1-for-8 reverse stock split of the Company’s authorized and issued and outstanding common stock. In connection with the reverse stock split, the Company’s authorized shares of common stock were reduced from 400,000,000 shares to 50,000,000 shares, and the par value of common stock remained unchanged at $0.0001 per share. The reverse stock split proportionately adjusted outstanding equity awards, shares reserved under equity incentive plans and related agreements, convertible preferred stock conversion factors, and outstanding warrants, including related exercise, grant, acquisition and conversion terms, as applicable. The Company’s authorized preferred stock was not impacted. The reverse stock split was effected upon market open on October 12, 2026, and shares of common stock began trading on a split-adjusted basis as of market open on October 12, 2026.

Unless otherwise indicated, all share and per-share amounts presented in the unaudited condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the Company’s reverse stock splits, including the 1-for-10 reverse stock split effective December 18, 2025 and the 1-for-8 reverse stock split effective October 12, 2026.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These condensed consolidated financial statements should be read along with the Annual Report on Form 10-K filed with the SEC on March 30, 2026 of the Company for the annual period ended December 31, 2025. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of and for the year then ended.

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

During the three and nine months ended September 30, 2026 and 2025, the Company incurred losses from operations and had negative cash flow from operations. As of September 30, 2026, the Company had $1,941 in cash and cash equivalents and working capital of $2,973. The Company’s ability to achieve profitability and positive cash flow depends, among other things, on its ability to increase revenue, contain its expenses and maintain compliance with the financial covenants in its outstanding indebtedness agreements.

In 2025, the Company completed several capital raising and debt restructuring transactions, resulting in aggregate net cash proceeds of approximately $90,930 and modifications to its term loan that extended the maturity to October 2027, deferred principal and interest payments, reduced outstanding principal (including partial cancellation and conversion of principal into preferred stock), and established minimum liquidity covenants. On January 30, 2026, the Company also entered into an at-the-market equity offering program under which it may, at its discretion and subject to market conditions, issue and sell up to $50 million of its common stock from time to time. For the nine months ended September 30, 2026, the Company sold 72,658 shares of common stock for net proceeds of $1,031. Refer to Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding these equity offerings and term loan amendments.

Management has evaluated the conditions and events described above in relation to the Company’s obligations coming due within one year after the date these condensed consolidated financial statements are issued. Management’s plans to address these conditions include the strategic cost realignment, the integration of the Dakota Lithium acquisition, the pursuit of tariff refunds, the use of the at-the-market equity offering program, and the liquidity provisions of the Seventh and Eighth Amendments (each as defined in Note 9), including the ability to pay interest in kind through December 31, 2026 and the modification, deferral, or waiver of certain financial covenant requirements. The Company’s ability to continue as a going concern is also dependent on its ability to raise additional capital through equity offerings, debt financings, or other strategic transactions. There can be no assurance that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all.

Although management is pursuing these plans, uncertainties remain regarding their successful implementation and effectiveness, including the Company’s ability to generate sufficient cash flows and obtain additional financing to meet its obligations as they become due. Accordingly, management has concluded that its plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Inventory

Inventories (Note 4), which consist of raw materials and finished goods, are stated at the lower of cost (first in, first out) or net realizable value, net of reserves for obsolete inventory. The Company continually analyzes its slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. The Company had a reserve of $740 and $300 as of September 30, 2026 and December 31, 2025, respectively.

Finite-Lived Intangible Assets

Intangible assets with finite useful lives are amortized over their estimated useful lives. The Company amortizes finite-lived intangible assets using a method that reflects the pattern in which the economic benefits of the asset are consumed. If that pattern cannot be reliably determined, the Company uses the straight-line method, consistent with ASC 350-30. Amortization expense was $38 and $45 for the three and nine months ended September 30, 2026, respectively. There was no amortization expense for the three and nine months ended September 30, 2025.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions relate to the measurement of lease right-of-use assets and related lease liabilities, the going concern assessment, asset impairment assessments, and the valuation of assets acquired in business combinations. Actual results could differ from those estimates.

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

Revenue is recognized when control of the promised goods is transferred to the customer or reseller, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Revenue associated with products holding rights of return is recognized when the Company concludes there is not a risk of significant revenue reversal in the future periods for the expected consideration in the transaction. There are no material instances including discounts and refunds where variable consideration is constrained and not recorded at the initial time of sale. Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment when title and risk of loss pass to the customer.

The Company recognizes revenue from right-to-access license agreements over time as customers receive and consume the benefits of access to its intellectual property. Upfront fees are deferred and recognized on a straight-line basis over the estimated period of benefit. Royalties are recognized when the customer’s underlying sales occur and the related performance obligation has been satisfied, in whole or in part. In accordance with ASC 606, the Company determined that its obligation to provide continued access is satisfied over time. For the Stryten agreement, management determined the recognition period to be five years based on the minimum five-year access requirement and the Company’s right thereafter to terminate the agreement or negotiate revised payment terms if cumulative royalties paid are less than $15 million. The estimated recognition period is reassessed as facts and circumstances change.

Payment terms for distributors and OEMs are typically due within 30-90 days after shipment. The Company may receive payments at the onset of the contract before delivery of goods for customers in the retail channel. In such instances, the Company records a customer deposit liability. The Company recognizes these contract liabilities as sales after the revenue criteria are met. As of September 30, 2026 and December 31, 2025, the contract liability related to the Company’s customer deposits was approximately $242 and $121, respectively.

The Company recognized $121 of the contract liability as of December 31, 2025 during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company recognized $314 of the contract liability that was recorded as a January 1, 2025 beginning balance.

On July 29, 2024, Dragonfly Energy Corp. (“Legacy Dragonfly”), a wholly-owned subsidiary of the Company, and Battle Born Battery Products, LLC (“Battle Born LLC”), a wholly-owned subsidiary of Legacy Dragonfly, entered into a License Agreement (the “License Agreement”) with Stryten Energy LLC (“Stryten”). The $5,000 initial licensing fee is being recognized as revenue on a straight-line basis over five years. The Company has recorded $250 and $750 in revenue related to the License Agreement during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026 and December 31, 2025, the contract liability related to the Company’s deferred revenue was approximately $2,833 and $3,583, respectively.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Disaggregation of Revenue

The following table presents our disaggregated revenues by distribution channel:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Sales	2026	2025	2026	2025
Direct to customer	$4,802	$5,038	$12,981	$16,001
Original equipment manufacture	7,122	10,679	21,306	28,820
License fee revenue	250	250	750	750
Total	$12,174	$15,967	$35,037	$45,571

Grant Income

The Company recognizes grant income when there is reasonable assurance that the Company will comply with the conditions attached to the grant and that the grant will be received. Grants that reimburse qualifying operating expenses are recognized in earnings on a systematic basis in the periods in which the related qualifying costs are recognized. The Company presents such amounts as grant income within other income in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2026, the Company recognized grant income of $408 and $531, respectively.

Business Combination

The Company accounts for business combinations using the acquisition method under ASC 805, Business Combinations. Identifiable assets acquired and liabilities assumed are recorded at their fair values on the acquisition date. Goodwill is the amount by which the fair value of the consideration transferred exceeds those net assets. Equity issued as consideration is measured at its fair value on the acquisition date. Determining these fair values requires significant estimates, particularly for intangible assets. Amounts may be provisional for a measurement period of up to one year after the acquisition date. During that period, the Company records adjustments to provisional amounts as new information becomes available about facts and circumstances that existed at the acquisition date. Acquisition-related costs are expensed as incurred. Costs to issue equity securities reduce additional paid-in capital.

Goodwill

Goodwill is not amortized. It is assigned to the reporting units expected to benefit from the combination. It is tested for impairment annually and between annual tests if events or changes in circumstances indicate a reporting unit’s fair value may be below its carrying amount. The Company may first assess qualitative factors to decide whether a quantitative test is needed. If a quantitative test is performed and a reporting unit’s carrying amount exceeds its fair value, the Company recognizes an impairment loss equal to the excess. The loss is limited to the goodwill allocated to that reporting unit.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Product Warranty

The Company offers assurance type warranties from 5 to 10 years on its products. The Company estimates the costs associated with the warranty obligation using historical data of warranty claims and costs incurred to satisfy those claims. The Company estimates, based upon a review of historical warranty claim experience, the costs that may be incurred under its warranties and records a liability in the amount of such estimate at the time a product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of our recorded warranty liability and adjusts the accrual as claims data and historical experience warrant. The Company has assessed the costs of fulfilling its existing assurance type warranties and has determined that the estimated outstanding warranty obligation at September 30, 2026 and December 31, 2025 to be $901 and $867, respectively. The Company incurred warranty expense of $95 and $293 for the three and nine months ended September 30, 2026, respectively, and incurred warranty expense of $132 and $403 for the three and nine months ended September 30, 2025, respectively.

September 30 2026
Beginning warranty obligation	$867
Provision of warranty expense	293
Settlement of warranty claims	(259)
Ending warranty obligation	$901

Concentrations

As of September 30, 2026, receivables from Customer A, Customer B, and Customer C comprised approximately 23%, 12%, and 10%, respectively, of accounts receivable. As of December 31, 2025, receivables from Customer A comprised approximately 31% of accounts receivable. There are no other significant accounts receivable concentrations.

Sales from Customer A comprised approximately 22% of the Company’s total revenue for the three months ended September 30, 2026. Sales from Customer A comprised approximately 35% of the Company’s total revenue for the three months ended September 30, 2025. Sales from Customer A comprised approximately 22% of the Company’s total revenue for the nine months ended September 30, 2026. Sales from Customer A comprised approximately 29% of the Company’s total revenue for the nine months ended September 30, 2025.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Concentrations (Continued)

As of September 30, 2026, payables to Vendor A and Vendor D comprised approximately 33% and 10%, respectively, of accounts payable. As of December 31, 2025, payables to Vendor A, Vendor B, and Vendor C comprised approximately 36%, 16%, and 12%, respectively, of accounts payable.

For the three months ended September 30, 2026, Vendor A accounted for approximately 19% of the Company’s total purchases. For the three months ended September 30, 2025, Vendor A, Vendor F, and Vendor B accounted for approximately 18%, 14%, and 12%, respectively, of the Company’s total purchases. For the nine months ended September 30, 2026, Vendor A and Vendor E accounted for approximately 12% and 10%, respectively, of the Company’s total purchases. For the nine months ended September 30, 2025, Vendor A and Vendor F accounted for approximately 17% and 10%, respectively, of the Company’s total purchases.

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

The Company determines its interim income tax provision by applying its estimated annual effective tax rate to year-to-date ordinary income or loss, adjusted for discrete items recognized during the period. For the nine months ended September 30, 2026, the Company recorded no income tax expense or benefit on a pretax loss of $16,550. The effective tax rate differed from the U.S. federal statutory rate primarily because the Company maintains a full valuation allowance against its deferred tax assets, as realization of the related tax benefits is not considered more likely than not. Prepaid income taxes were $359 at September 30, 2026.

The Company evaluated the tax effects of the Dakota Lithium acquisition, including tax-deductible goodwill and temporary differences related to the acquired indefinite-lived trade name, and determined that the resulting effects were immaterial to its condensed consolidated financial statements. The estimated amount of goodwill expected to be deductible for income tax purposes is $372.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was signed into law, modifying certain domestic and international income tax provisions with various effective dates beginning in 2025. The Company evaluated the applicable provisions and determined that the OBBB Act did not materially affect its income tax position as of September 30, 2026.

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

The following table sets forth the number of potential shares of common stock that have been excluded from diluted net loss per share because their effect was anti-dilutive:

	September 30,
	2026	2025
Warrants	29,340	53,202
Restricted stock units	42,474	2,115
Series B Preferred Stock	99,206	-
Options	15,976	1,719
Total excluded shares	186,996	57,036

Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net loss, total assets, total liabilities, stockholders’ equity, or the previously reported net decrease in cash and cash equivalents.

Segment Reporting

Operating segments are identified (Note 15) as components of the Company for which separate discrete financial information is available and that are regularly reviewed by the Company’s Chief Executive Officer, the chief operating decision maker, to make decisions about resource allocation and assess performance. The Company currently manages its business through two operating and reportable segments.

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The guidance requires issuers to initially measure paid-in-kind (“PIK”) dividends using the PIK dividend rate and calculation basis specified in the preferred stock agreement and applies to preferred stock classified in temporary equity. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. Upon adoption on January 1, 2027, the Company will apply the guidance prospectively to PIK dividends recognized on or after that date, including those on its outstanding Series B Preferred Stock (as defined in Note 12). Adoption is not expected to change the Company’s measurement of PIK dividends or materially affect its consolidated financial statements because the Company currently measures those dividends using the contractual rate and calculation basis specified in the Series B Certificate of Designation (as defined in Note 12). Under the prospective approach, previously recognized PIK dividends will not be adjusted.

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

The following table presents assets and liabilities that were measured at fair value in the Unaudited Condensed Consolidated Balance Sheets on a recurring basis as of September 30, 2026.

	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	As of September 30, 2026
Liabilities
Warrant liability- June Public Offering	$3	$3	$-	$3	$-
Total liabilities	$3	$3	$-	$3	$-

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

As of September 30, 2026 and December 31, 2025, the warrant liabilities were valued using the Black Scholes model.

The carrying amounts of accounts receivable, accounts payable, and dividends payable are approximate fair value as of September 30, 2026 and December 31, 2025 because of the relatively short maturity of these instruments.

The carrying value of the Term Loan as of September 30, 2026 and December 31, 2025 approximates fair value as the interest rate does not differ significantly from the current market rates available to the Company for similar debt and is considered Level 2.

There was no Level 3 activity for the three and nine months ended September 30, 2026 and 2025.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 4 - INVENTORY

Inventory consists of the following:

	September 30, 2026	December 31, 2025
Raw material	$16,283	$20,933
Finished goods	3,453	3,301
Total inventory	$19,736	$24,234

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

The following table presents the breakout of the operating leases as of:

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$14,350	$15,240
Short-term operating lease liabilities	2,273	2,533
Long-term operating lease liabilities	18,854	20,470
Total operating lease liabilities	$21,127	$23,003
Weighted average remaining lease term	7.33 years	7.88 years
Weighted average discount rate	8.02%	7.99%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 5 - Commitments and Contingencies (continued)

Supplemental cash flow information related to the leases where we are the lessee is as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$644	$724	$1,876	$2,160

At September 30, 2026, the future minimum lease payments under these operating leases are as follows:

Fiscal Years Ending
December 31, 2026(1)	$1,075
December 31, 2027	3,746
December 31, 2028	3,860
December 31, 2029	3,614
December 31, 2030	3,446
Thereafter	12,600
Total lease payments	28,341
Less imputed interest	7,214
Total operating lease liabilities	$21,127

(1)	Represents scheduled payments for the remaining three-month period ending December 31, 2026.

		For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Lease cost	Classification	2026	2025	2026	2025
Operating lease cost	Cost of goods sold	$94	$622	$648	$1,859
Operating lease cost	Research and development	45	21	132	98
Operating lease cost	General and administration	620	1,190	1,413	2,731
Operating lease cost	Selling and marketing	12	13	39	39
Total lease cost(1)		$771	$1,846	$2,232	$4,727

(1)	During the nine months ended September 30, 2025, the Company recognized impairment charges related to the prior main warehouse lease and two impairment charges for two other warehouses as of December 31, 2025, resulting in a reduction of the related right-of-use assets and lease liabilities, as applicable. As a result, lease expense for the period ended September 30, 2026 decreased compared to the prior year.

All lease costs included in the schedule above are fixed.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 5 - Commitments and Contingencies (continued)

Financing Leases

The Company entered into finance lease agreements for equipment to support the Company’s operations. Payments under the finance lease agreements are fixed for a term of 3-5.25 years. The leased assets are recognized in property, plant and equipment.

The following table presents the breakout of the financing leases as of:

	September 30, 2026	December 31, 2025
Finance lease right-of-use assets	$122	$85
Short-term finance lease liabilities	17	35
Long-term finance lease liabilities	77	28
Total finance lease liabilities	$94	$63
Weighted average remaining lease term	5.07 years	2.15 years
Weighted average discount rate	6.8%	5.2%

Assumptions used in determining our incremental borrowing rate include our implied credit rating and an estimate of secured borrowing rates based on comparable market data.

At September 30, 2026, the future minimum lease payments under these financing leases are as follows:

Fiscal Years Ending
December 31, 2026(1)	$6
December 31, 2027	22
December 31, 2028	22
December 31, 2029	22
December 31, 2030	20
Thereafter	20
Total lease payments	112
Less imputed interest	18
Total financing lease liabilities	$94

(1)	Represents scheduled payments for the remaining three-month period ending December 31, 2026.

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

On February 20, 2026, the United States Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade issued an additional ruling stating that importers that have paid tariffs under IEEPA are due refunds. The Company began to receive tariff refunds in the second quarter of fiscal 2026 and has received refunds of $1,142, inclusive of an immaterial amount of interest as of September 30, 2026, of which $332 was received during the three months ended September 30, 2026.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 5 - Commitments and Contingencies (continued)

During the three and nine months ended September 30, 2026, $0 and $1,092, respectively, of the tariff refund related to product sales was recognized as a reduction in cost of sales. The Company continues to monitor developments and assess the potential impact on its condensed consolidated financial statements and results of operations.

Note 6 - Dakota Lithium Acquisition

Acquisition of Dakota Lithium

On July 31, 2026 (the “Acquisition Date”), Legacy Dragonfly, a wholly-owned subsidiary of the Company, bought substantially all of the operating assets of the Dakota Lithium business. The seller was Clean Liquidation, LLC, acting as assignee for the benefit of creditors of Clean Republic SODO, LLC. The purchase was made under an asset purchase agreement (the “Asset Purchase Agreement”) and a related securities receipt agreement (the “Securities Receipt Agreement”), both dated July 31, 2026. Dakota Lithium designs and sells lithium battery products under the Dakota Lithium brand. The Company bought the business to expand its branded consumer and specialty battery portfolio, add an established customer base and product designs, and achieve sourcing and operating synergies. The Company obtained control of the business on the Acquisition Date, when title to the purchased assets passed and it took possession of them.

The Company accounted for the transaction as a business combination using the acquisition method under ASC 805, Business Combinations. Under that method, identifiable assets acquired and liabilities assumed are recorded at their fair values as of the Acquisition Date.

Consideration transferred

The Asset Purchase Agreement states a purchase price of $4,000. That amount assumed a negotiated value of $16.00 per share. For accounting purposes, the shares are measured at their fair value on the Acquisition Date.

The fair value of the consideration transferred was:

(in dollars 000s)	Amount
Cash	$1,000
187,500 shares of Dragonfly Energy Holdings Corp. common stock, valued at the $9.36 closing price on July 31, 2026	1,755
Total consideration transferred	$2,755

The shares were issued to recipients designated by the seller, including the seller’s secured lender, in exchange for the purchased assets and the release of the lender’s liens on those assets. The shares are subject to two separate restrictions on sale, and ASC 820 treats them differently. First, the shares are unregistered restricted securities that may be resold only pursuant to an exemption from registration, such as Rule 144. This restriction transfers to any holder of the shares, so it is a characteristic of the security and is considered in measuring fair value (ASC 820-10-35-36B and 820-10-55-52). Second, the shares are subject to a contractual lock-up that lasts 12 months from the Acquisition Date. A contractual sale restriction is a characteristic of the holder rather than of the security, so it is excluded from the fair value measurement (ASC 820-10-35-36B and 820-10-55-52A). Accordingly, the fair value of the shares was measured using the $9.36 closing price of the Company’s common stock on the Acquisition Date, without adjustment. A discount for the six-month Rule 144 holding period was evaluated and determined to be immaterial. No discount was applied for the 12-month contractual lock-up, because a contractual sale restriction is not considered in measuring fair value (ASC 820-10-35-36B). The arrangement includes no contingent consideration.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Preliminary allocation of consideration

The table below shows the preliminary fair values of the assets acquired at the Acquisition Date:

Note 6 - Dakota Lithium Acquisition (CONTINUED)

(in dollars 000s)	Amount
Inventory	$639
Property and equipment	47
Intangible assets:
Customer relationships	720
Trade name	946
Total identifiable assets acquired	2,352
Goodwill	403
Total consideration transferred	$2,755

The acquired intangible assets have weighted-average useful lives as follows: trade name, 20 years; customer relationships, 6 years.

Goodwill is the amount by which the consideration transferred exceeds the fair value of the identifiable net assets acquired. It mainly reflects the assembled workforce, which is not recognized separately, and expected synergies from integrating Dakota Lithium’s products, customers and vendor relationships into the Company’s existing operations. The estimated amount of goodwill expected to be deductible for income tax purposes is $372.

The purchase price allocation is preliminary. The Company is still finalizing the valuations of the acquired intangible assets, inventory and equipment, the identification of liabilities assumed, and the related deferred income taxes. These amounts may change as additional information is obtained during the measurement period, which ends no later than July 31, 2027.

Transactions recognized separately and acquisition-related costs

The Company’s post-acquisition arrangements with retained employees and a contractor are accounted for as post-combination compensation and are not part of the consideration transferred. Acquisition-related costs totaled $121 and were expensed as incurred in general and administrative.

Results of operations and supplemental pro forma information (unaudited)

Dakota Lithium’s results have been included in the condensed consolidated financial statements since the Acquisition Date. Following the acquisition, Dakota Lithium’s operations were integrated into the Company’s existing operations. As a result, determining the net income or loss attributable separately to Dakota Lithium from the Acquisition Date through September 30, 2026 is impracticable. Revenue of $81 and gross margin of $66 attributable to Dakota Lithium are included in the condensed consolidated financial statements for the period from the Acquisition Date through September 30, 2026.

The unaudited supplemental pro forma information below shows the Company’s combined results as if the acquisition had occurred on January 1, 2025:

in 000s	Three months ended Sept. 30, 2026(1)	Three months ended Sept. 30, 2025	Nine months ended Sept. 30, 2026(1)	Nine months ended Sept. 30, 2025
Revenue	12,596	18,609	40,529	56,262
Net loss	(5,412)	(12,355)	(18,895)	(27,203)

(1)	Dakota Lithium’s results of operations have been included in the condensed consolidated financial statements since the Acquisition Date. Following the acquisition, Dakota Lithium’s operations were integrated into the Company’s existing operations

The unaudited pro forma amounts present the combined historical revenue and net loss of the Company and the acquired business as if the acquisition had occurred on January 1, 2025. Acquisition-related pro forma adjustments have been omitted because their effects were not material. These amounts do not necessarily reflect the results that would have occurred had the acquisition taken place on that date or the Company’s future results.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 7 - GOODWILL

Goodwill is the amount by which the purchase price of an acquired business exceeds the fair value of the identifiable net assets acquired. Goodwill is not amortized. It is tested for impairment at the reporting-unit level at least once a year and more often if events or changes in circumstances indicate the fair value of a reporting unit may be below its carrying amount.

The changes in the carrying amount of goodwill were as follows:

(in 000s)	Total
Gross goodwill, December 31, 2025	$-
Goodwill acquired - Dakota Lithium (Note 6)	403
Balance, September 30, 2026	$403

Goodwill from the July 31, 2026 acquisition of Dakota Lithium was assigned as of the acquisition date to the DTC reporting unit within the Company’s DTC segment, which includes Dakota Lithium and is expected to benefit from the combination’s synergies. The purchase price allocation is provisional, so the goodwill amount may change during the measurement period, which ends no later than July 31, 2027. No goodwill impairment was recognized during the three or nine months ended September 30, 2026.

Note 8 - INTANGIBLE ASSETS

The Company’s intangible assets consist of finite-lived and goodwill. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment under ASC 360 whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The Company’s goodwill asset is not amortized and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Costs incurred to renew or extend the term of recognized intangible assets are expensed as incurred.

During the period ended September 30, 2026, the Company acquired certain intangible assets, including intangible assets recognized in connection with the Dakota Lithium acquisition. Intangible assets acquired in a business combination are recognized separately from goodwill when they are identifiable and are measured at their acquisition-date fair values. The disclosure below presents the Company’s total intangible assets as of September 30, 2026, including any intangible assets that existed before the Dakota Lithium acquisition and any intangible assets recognized in connection with the acquisition.

The following table summarizes the Company’s intangible assets as of September 30, 2026:

(in 000s)	Gross carrying value	Accumulated Amortization	Net carrying value
Website	201	(17)	184
Customer Relationships	720	(20)	700
Trade Name	946	(8)	938
Total	1,867	(45)	1,822

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 8 - INTANGIBLE ASSETS (CONTINUED)

Estimated amortization for intangible assets for each of the next five years is as follows:

(in 000s)	Amount
2026 (remainder)	52
2027	208
2028	208
2029	208
2030	208
Thereafter	938
Total	1,822

Intangible Assets Recognized in the Dakota Lithium Acquisition

In connection with the Dakota Lithium acquisition, the Company recognized identifiable intangible assets at their acquisition-date fair values. The intangible assets recognized included customer relationships and trade name. The acquisition-date fair values assigned to intangible assets acquired in the Dakota Lithium acquisition were as follows:

(in 000s)	Acquisition-Date Fair Value	Estimated Useful Life
Customer Relationships	720	6 years
Trade Name	946	20 years
Total intangible assets acquired	1,666

Note 9 - LONG TERM DEBT

Term Loan Agreement

As of September 30, 2026 and December 31, 2025, the Company had an outstanding term loan (the “Term Loan”) under a Term Loan, Guarantee and Security Agreement (the “Term Loan Agreement”), dated October 7, 2022, with Alter Domus (US) LLC, as agent, and certain lenders (the “Term Loan Lenders”). As amended, the Term Loan matures on October 7, 2027 and requires monthly installments based on 0.4167% of the principal amount of the Term Loan outstanding beginning December 1, 2025. The obligations under the Term Loan Agreement are secured by a first priority lien on substantially all of the Company’s assets, including certain mortgaged properties.

Prior to any amendments, the Term Loan accrued interest based on the Company’s senior leverage ratio. From inception through September 30, 2024, interest accrued at a per annum rate equal to adjusted secured overnight financing rate (“SOFR”) (subject to a floor of 1.0%) plus 7.0% payable in cash, plus an additional 4.5% to 6.5% payable in kind, depending on the Company’s senior leverage ratio. Effective April 1, 2024, interest payable to lenders subject to the regulations of the U.S. Small Business Administration (the “SBA”) (with $30,846 of principal outstanding as of that date) was limited to 14.0% per annum, excluding default interest permitted under applicable SBA regulations. From October 1, 2024 through March 31, 2025, interest on the non-SBA regulated portion continued to accrue at adjusted SOFR plus 7.0% payable in cash, and 4.5% to 6.5% payable in kind. Beginning April 1, 2025, interest on all outstanding balances was payable entirely in cash, at a rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5%, depending on the Company’s senior leverage ratio. In February 2025, the Company entered into the Fifth Amendment to the Term Loan (the “Fifth Amendment”), which extended the loan’s maturity date by one year to October 2027 and deferred all principal and interest payments until April 2026. Effective October 20, 2025, the Company entered into the Sixth Amendment to the Term Loan (the “Sixth Amendment”), which adjusted the interest rate on the remaining outstanding principal amount under the Term Loan Agreement to a fixed rate of 12% per annum, payable monthly commencing December 31, 2025, with maturity in October 2027. The interest rate was subsequently modified by the Seventh Amendment, as described below.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - LONG TERM DEBT (CONTINUED)

Term Loan Agreement (continued)

During the three months ended September 30, 2026 and 2025, the Company recognized interest expense of $640 and $3,927, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized interest expense of $1,790 and $11,233, respectively. Amortization of the debt issuance costs amounted to $1,153 and $2,456, respectively, for the three months ended September 30, 2026 and 2025. Amortization of the debt issuance costs amounted to $3,106 and $5,240, respectively, for the nine months ended September 30, 2026 and 2025. As of September 30, 2026, the carrying value of the Term Loan was $12,483, consisting of $19,526 in principal net of $7,043 in unamortized debt discount. As of December 31, 2025, the carrying value of the Term Loan was $9,645, consisting of $19,344 in principal net of $9,699 in unamortized debt discount.

Subsequent to the original execution of the Term Loan Agreement, the Company entered into eight amendments which modified terms of the facility, including, but not limited to, interest rate mechanics, the timing of principal payments, and certain financial and operational covenants.

Seventh Amendment

On July 31, 2026, the Company entered into the Seventh Amendment (the “Seventh Amendment”) to the Term Loan in connection with the Asset Purchase Agreement, pursuant to which Legacy Dragonfly acquired substantially all of the operating assets associated with the Dakota Lithium® brand. The aggregate purchase price was $4,000, consisting of $3,000 of the Company’s common stock and $1,000 in cash. For accounting purposes, the shares are measured at fair value on the Acquisition Date based on the $9.36 closing price of the Company’s common stock on that date, resulting in a value of $1,755 in common stock and total consideration of $2,755. Refer to Note 6 for more information. The Seventh Amendment provides additional near-term liquidity flexibility by establishing a payment-in-kind period through December 31, 2026, during which interest accrues at 14% per annum (from 12%) and is payable entirely in kind rather than in cash. The Seventh Amendment also reduces the minimum liquidity requirement to $4,000 at each month-end from August 31, 2026 through January 31, 2027, after which the minimum liquidity requirement increases to $5,000, and defers the commencement of the maximum senior leverage ratio and fixed charge coverage ratio covenants to the quarter ending September 30, 2027 (from March 31, 2027). Commencing with the fiscal quarter ending September 30, 2027, the maximum senior leverage ratio is 3.00:1.00, and a minimum fixed charge coverage ratio of 1.15:1.00 is required for the trailing four fiscal quarters if liquidity is below $15,000 at quarter-end. Interest has been paid in kind beginning August 2026. During the three and nine months ended September 30, 2026, $445 of PIK interest was added to the principal balance of the Term Loan under the Seventh Amendment.

Limited Waiver and Eighth Amendment

On September 30, 2026, the Company, Legacy Dragonfly, and Battle Born LLC entered into the Limited Waiver and Eighth Amendment (the “Eighth Amendment”) to the Term Loan Agreement. Pursuant to the Eighth Amendment, (i) the Term Loan Lenders waived testing of the minimum liquidity covenant solely for the fiscal month ended September 30, 2026, (ii) the Term Loan Lenders waived any default under the Term Loan Agreement arising from the deferral of a portion of the cash dividend payable on October 1, 2026 on the Series B Preferred Stock (as defined in Note 12), provided that such cash dividend is paid in accordance with the modified payment schedule set forth in the Series B Waiver (as defined below), and (iii) the Company agreed to pay the Term Loan Lenders an amendment fee of $450, which was paid in kind by adding it to the outstanding principal balance of the Term Loan on September 30, 2026. Also on September 30, 2026, the Company and the holders of all of the outstanding shares of Series B Preferred Stock entered into a limited waiver (the “Series B Waiver”) with respect to the dividend for the quarter ended September 30, 2026. Refer to Note 12 for more information.

All eight amendments were in effect as of September 30, 2026.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 9 - LONG TERM DEBT (CONTINUED)

Term Loan Agreement (continued)

Accounting for the Seventh Amendment and Eighth Amendment

The Company evaluated the Seventh Amendment and Eighth Amendment under ASC 470-60, Troubled Debt Restructurings by Debtors. It concluded that the Company was experiencing financial difficulty on each amendment date, and that the lenders had granted a concession because the Company’s effective borrowing rate decreased. The Sixth Amendment was entered into on October 20, 2025, less than one year before each of these amendments. The Company therefore compared the effective borrowing rate of the restructured debt with the effective borrowing rate immediately before the Sixth Amendment, applied to the principal that remains outstanding after the October and November 2025 principal reductions. Accordingly, the Seventh Amendment and the Eighth Amendment were each accounted for as a troubled debt restructuring involving only a modification of terms. Total future cash payments under the restructured terms exceed the carrying amount of the Term Loan. As a result, the Company recognized no gain on the restructuring, the carrying amount of the Term Loan was not adjusted, and the effect of the revised terms is recognized prospectively through a new effective interest rate from each amendment date, and the $450 amendment fee is included in the restructured cash flows and will be recognized as interest expense over the remaining term. The effective interest rate on the Term Loan was 60.06% for the period from July 1 to July 31, 2026. Following the Seventh Amendment, the effective interest rate increased to 60.66% for the period from August 1 to September 30, 2026. Subsequently, following the Eighth Amendment, the effective interest rate further increased to 63.07%, effective October 1, 2026.

Legal and other direct costs of $56 incurred in connection with the amendments were expensed during the three and nine months ended September 30, 2026. No assets were transferred, and no equity interests were granted, in settlement of the Term Loan in connection with either amendment. The restructured terms do not include any contingently payable amounts.

As of September 30, 2026, the entire balance of the Term Loan was reclassified to a current liability.

Financial Covenants

The Company is currently subject to two restrictive financial covenants, one which pertains to liquidity, requiring the Company to maintain cash and cash equivalents equal to or greater than $4,000 at each month-end from August 31, 2026 through January 31, 2027 and $5,000 thereafter, and a maximum capital expenditure threshold of $5,000 per year. The financial covenants pertaining to maximum senior leverage ratio and fixed charge coverage ratio are both delayed until the quarter ending September 30, 2027. As mentioned above, as of September 30, 2026, the Company did not meet the minimum liquidity covenant and received a waiver from the Term Loan lenders.

At September 30, 2026, the future debt maturities are as follows:

Fiscal Years Ending
December 31, 2026(1)	$240
December 31, 2027	19,286
Total debt	19,526
Less: Unamortized debt issuance costs	(7,043)
Total carrying amount	12,483
Less: Current portion of debt	(12,483)
Total long-term debt	$-

(1)	Represents scheduled payments for the remaining three-month period ending December 31, 2026.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 10 - RELATED PARTY

On March 15, 2026, the Company’s executive leadership team agreed to reduce their salaries by approximately 20% for the remainder of fiscal 2026, effective April 1, 2026. The adjusted salaries are as follows: Dr. Phares - $498; Mr. Seaburg - $221; Mr. Bourns - $264; and Dr. Singh - $280.

In lieu of cash compensation, the executives were granted stock options under the Company’s 2022 Plan at an exercise price of $23.92 per share: Dr. Phares - 4,783 shares; Mr. Seaburg - 4,576 shares; Mr. Bourns - 2,538 shares; and Dr. Singh - 2,692 shares. The options vest in three equal annual installments beginning April 1, 2026, subject to continued service and the terms of the Plan.

Additionally, each non-employee director agreed to a comparable 20% reduction in cash compensation for the remainder of fiscal 2026. In lieu thereof, the directors were granted an aggregate of 1,671 RSUs under the Plan, subject to the same vesting terms and continued Board service.

On June 18, 2026, the Company appointed Lukas Lutz as an independent director. In connection with his appointment, the Company granted him 1,250 restricted stock units with one-half vesting upon the date of grant and one-half vesting on the one-year anniversary, subject to continued service on the Board.

During the three months ended September 30, 2026, the Company received services from Battery Sphere GmbH, of which Lukas Lutz, a member of the Board, is the Chief Executive Officer. The expense for these services was $77 and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Note 11 - WARRANTS

Common Stock Warrants classified as Equity

Public Warrants

The Company’s Public Warrants are classified as equity and as of September 30, 2026 and December 31, 2025, there were 13,087 Public Warrants issued and outstanding.

During the three and nine months ended September 30, 2026 and 2025, no public warrants were exercised.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - WARRANTS (CONTINUED)

The following table presents a roll-forward of the Company’s equity warrants from January 1, 2026 to September 30, 2026:

	Public Warrants	Underwriters’ Warrants	Pre-Funded Underwriters’ Warrants
Warrants Outstanding, January 1, 2026	13,087	792	62,500
Exercise of warrants	-	-	(62,500)
Warrants issued	-	-	-
Underwriters’ Warrants Outstanding, September 30, 2026	13,087	792	-

During the three and nine months ended September 30, 2026, the Company received proceeds of $0 and $1, respectively, from the exercise of equity warrants.

Common Stock Warrants classified as Liability

Private Placement Warrants

There were zero and 2,085 private warrants outstanding as of September 30, 2026 and December 31, 2025, respectively. The Company accounts for the Private Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the private warrants do not meet the criteria for equity treatment thereunder, each private warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date.

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

Note 11 - WARRANTS (CONTINUED)

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

Term Loan Warrants

In connection with the entry into the Term Loan Agreement on October 7, 2022, and as a required term and condition thereof, the Company issued (i) the penny warrants to the Term Loan Lenders exercisable to purchase an aggregate of 3,601 shares of common stock (the “Original Penny Warrants”) and (ii) warrants to the Term Loan Lenders exercisable to purchase an aggregate of 2,222 shares of common stock at $7,200 per share (the “$10 Warrants” and, together with the Original Penny Warrants, the “Term Loan Warrants”).

On February 26, 2025, the Company entered into the Fifth Amendment to the Term Loan with the Term Loan Lenders in connection with the February 2025 securities purchase agreement. The Fifth Amendment provided for a onetime issuance of penny warrants to the Term Loan Lenders to purchase up to 4,125 shares of the Company’s common stock, at an exercise price of $0.80 per share (the “February 2025 Penny Warrants”). The February 2025 Penny Warrants are immediately exercisable upon issuance and will expire ten years from the date of issuance.

In addition to the Original Penny Warrants, through December 31, 2024, the Company issued an additional 16,829 warrants to the Term Loan Lenders, of which 2,778 were exercised on a cashless basis. These warrants were issued in connection with prior amendments to the Term Loan in exchange for waivers of financial covenant testing and pursuant to anti-dilution provisions.

During the nine months ended September 30, 2026, the Term Loan Lenders exercised, on a cashless basis, all 21,777 remaining warrants held by them, consisting of the Original Penny Warrants, the additional warrants described above and the February 2025 Penny Warrants, and the Company agreed to issue 21,672 shares of common stock in connection with such exercises. As of September 30, 2026, none of these warrants remained outstanding.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 11 - WARRANTS (CONTINUED)

Common Stock Warrants classified as Liability (Continued)

The following table provides the significant inputs to the Black-Scholes method for the fair value of the Investor Warrants issued in the June 2023 Offering:

	As of September 30, 2026	As of December 31, 2025
Common stock price	$6.81	$26.00
Exercise price	$1,440	$1,440
Dividend yield	0%	0%
Term	1.73	2.48
Volatility	154.1%	571.4%
Risk-free rate	3.7%	3.7%
Fair value	$0.18	$26.00

The following table presents a roll-forward of the Company’s warrants from January 1, 2026 to September 30, 2026:

	Private Warrants	Term Loan Warrants	Investor Warrants
Warrants Outstanding, January 1, 2026	2,085	21,777	15,461
Exercise of warrants	-	(21,777)	-
Warrants issued	-	-	-
Warrants expired	(2,085)	-	-
Warrants Outstanding, September 30, 2026	-	-	15,461

 DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - REDEEMABLE PREFERRED STOCK

Terms

The Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) was issued in connection with the Sixth Amendment to the Term Loan, entered into on October 20, 2025. Under the related Exchange Agreement, dated November 4, 2025, $25.0 million of outstanding Term Loan principal was exchanged for 25,000 shares of Series B Preferred Stock with an aggregate liquidation preference of $25.0 million. The rights, preferences and restrictions of the Series B Preferred Stock are set forth in the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”). All outstanding shares are held by the Term Loan Lenders (see Note 9).

The Series B Preferred Stock is non-voting and carries a base liquidation preference of $1,000 per share, plus any accrued and unpaid PIK dividends and any capitalized cash dividends (collectively, the “Applicable Preference Amount”). The Applicable Preference Amount, together with any accrued and unpaid interest thereon, constitutes the Liquidation Preference (“Liquidation Preference”). The Series B Preferred Stock ranks senior to the Company’s common stock in a liquidation.

Dividends accrue daily at 10% per annum on the Liquidation Preference, on the basis of a 360-day year and the actual number of days elapsed. They are payable quarterly in arrears on the first Trading Day (as defined in the Series B Certificate of Designation) of each fiscal quarter. 80% of each quarterly dividend is payable in cash, and 20% is paid in kind by adding it to the Liquidation Preference. A Non-Payment Event (as defined in the Series B Certificate of Designation) occurs if any accrued cash dividend remains unpaid after the second business day following the applicable dividend date. In that case:

● the unpaid amount is added to the Liquidation Preference; and

● the holders may require the Company to redeem the Series B Preferred Stock.

Each share of Series B Preferred Stock is convertible, at the holder’s option beginning six months after the original issuance date, into shares of the Company’s common stock at a fixed conversion price of $252.00 per share, as adjusted for the reverse stock splits (see Note 1). Each conversion must have a minimum aggregate value of $500,000 per conversion, and conversions are subject to customary beneficial ownership and exchange caps.

The Series B Preferred Stock is redeemable in the following circumstances, generally at a price per share equal to the greater of (i) the Liquidation Preference, including accrued but unpaid dividends, and (ii) the as-converted value determined by reference to recent volume-weighted average trading prices of the Company’s common stock:

● at the Company’s option;

● at the holders’ option two years after the original issuance date, or earlier upon a Non-Payment Event;

● at the holders’ option upon a Change of Control (as defined in the Series B Certificate of Designation);

● mandatorily, from 50% of the net proceeds of certain equity issuances by the Company.

 DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 12 - REDEEMABLE PREFERRED STOCK (CONTINUED)

Accounting

The Company evaluated the Series B Preferred Stock under ASC 480, Distinguishing Liabilities from Equity. It concluded that the Series B Preferred Stock is not a liability, because it is not mandatorily redeemable and does not otherwise meet the definition of a liability.

For purposes of ASC 815, Derivatives and Hedging, the host contract was determined to be more akin to debt. The conversion feature is not clearly and closely related to the host, but it qualifies for the equity scope exception because the conversion price is fixed, and the feature is indexed to the Company’s own stock.

Certain redemption rights are not solely within the Company’s control. The Series B Preferred Stock is therefore presented in temporary equity and was initially measured at fair value on the issuance date. It is not currently redeemable, but it is probable that it will become redeemable because the holders’ redemption right becomes exercisable with the passage of time. The Company accretes the carrying amount to the redemption value, using the interest method, through the earliest date on which the holders may require redemption, or October 7, 2027.

Accretion and dividends, both cash and paid in kind, are recognized as deemed and preferred dividends. They are recorded against additional paid-in capital, because the Company has an accumulated deficit, and they reduce income available to common stockholders. For the three and nine months ended September 30, 2026, the Company recognized accretion of $520 and $1,482 and preferred dividends of $648 and $1,912, respectively, related to the Series B Preferred Stock.

At September 30, 2026:

● the Liquidation Preference was $25,332, excluding the paid-in-kind dividend of $130 for the quarter ended September 30, 2026, which was added to the Liquidation Preference on October 1, 2026;

● accrued cash dividends of $518 for the quarter were included in dividends payable;

● the carrying amount of the Series B Preferred Stock was $24,122, and its redemption value was $25,980 (the latter includes the $518 third quarter accrued cash dividends).

Series B Preferred Stockholder Limited Waiver

On September 30, 2026, in connection with the Eighth Amendment (see Note 9), the Company and the holders of all of the outstanding shares of Series B Preferred Stock entered into the Series B Waiver, pursuant to which the holders waived, solely with respect to the dividend for the quarter ended September 30, 2026, their right to receive payment of the full cash dividend on or prior to October 1, 2026, on the following conditions:

(a) the Company pays cash dividends equal to 2% per annum on or before October 1, 2026; and

(b) the Company pays the remaining cash dividends equal to 6% per annum on or before October 30, 2026.

Paid-in-kind dividends continue to accrue at 2% per annum. If the Company makes both payments, the deferral does not constitute a Non-Payment Event or Preferred Default (as defined in the Series B Certificate of Designation). All other terms of the Series B Preferred Stock, including the dividend rate, accrual provisions, and rights and preferences of the holders, remain in effect.

The Company was charged a $450 amendment fee for the waiver, which was paid in kind and added to the Term Loan balance due. The Company concluded that the waiver did not modify the Series B Preferred Stock in a manner that transferred value to the holders, so no deemed dividend was recognized. The waiver also did not change the classification or measurement of the Series B Preferred Stock.

On October 1, 2026, the Company paid cash dividends of $129. On October 30, 2026, the Company paid the remaining cash dividends of $389.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 13 - COMMON STOCK

Common stockholders are entitled to dividends if and when declared by the Board subject to the rights of the preferred stockholders. No dividends on common stock have been declared by the Company.

On January 30, 2026, the Company entered into an Equity Distribution Agreement with Canaccord Genuity LLC, as lead agent and representative of the other sales agents, establishing an at-the-market offering program under which the Company may, from time to time and at its discretion, offer and sell up to $50 million of its common stock. The Company is not obligated to sell any shares under the program and retains sole discretion over the timing, amount, pricing, and other terms of any sales effected through the lead agent. The program is intended to provide the Company with a flexible source of capital to support its liquidity needs and is subject to customary closing conditions, a 3% sales commission and reimbursement of specified expenses payable to the agents, and customary indemnification and contribution provisions. As of September 30, 2026, the Company sold 72,658 shares of common stock for net proceeds of $1,031.

For the nine months ended September 30, 2026 and 2025, the Company had reserved shares of common stock for issuance as follows:

	September 30, 2026	September 30, 2025
Options issued and outstanding	15,976	1,719
Common stock outstanding	1,878,418	771,777
Warrants outstanding	29,340	53,202
Earnout Shares	34,722	34,722
Series B Preferred Stock outstanding	99,206	-
Shares available for future issuance	116,352	14,603
Total	2,174,014	876,023

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - STOCK-BASED COMPENSATION

On October 15, 2025 at the 2025 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company, the Company’s stockholders approved an amendment (the “Plan Amendment”) to the Company’s 2022 Equity Incentive Plan (the “2022 Plan”) increasing the number of shares available for issuance under the 2022 Plan by 112,500 shares. The Plan Amendment became effective following its approval by the Company’s stockholders.

The Company maintains the Dragonfly Energy Holdings Corp. Employee Stock Purchase Plan (the “ESPP”) which is designed to allow eligible employees and the eligible employees of the Company’s participating subsidiaries to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. A total of 3,423 shares of common stock were initially available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 1% of the total number of outstanding shares of common stock on December 31 in the prior year, (2) 2,083 shares, or (3) such number as determined by the Board.

A summary of the Company’s option activity and related information follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate intrinsic value
Balances, January 1, 2026	1,676	$1,931.92	$1,922.48	5.64	$-
Options granted	14,589	23.92	23.92	9.45	-
Options forfeited	(1)	5,150.22	54.55	-	-
Options expired	(288)	1,832.49	4.64	-	-
Balances, September 30, 2026	15,976	$191.03	$21.98	9.05	$-

At September 30, 2026
Vested and Exercisable	6,249	$451.02		8.42	$-
Vested and expected to vest	15,976	$191.03		9.05	$-

During the three and nine months ended September 30, 2026, the Company issued 0 and 14,589 stock options, respectively.

During the three and nine months ended September 30, 2025, the Company did not issue any stock options.

Share-based compensation expense for options and RSUs totaling $243 and $168 was recognized in the Company’s consolidated statements of operations for the three months ended September 30, 2026 and 2025, respectively. Share-based compensation expense for options and RSUs totaling $717 and $578 was recognized in the Company’s consolidated statements of operations for the nine months ended September 30, 2026 and 2025, respectively.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - STOCK-BASED COMPENSATION (CONTINUED)

Of the $243 of share-based compensation incurred during the three months ended September 30, 2026, $4 is allocated to cost of goods sold, $11 to research and development, $68 to selling and marketing, and $160 to general and administrative expenses. Of the $168 of share-based compensation incurred during the three months ended September 30, 2025, $11 is allocated to cost of goods sold, $9 to research and development, $55 to selling and marketing, and $93 to general and administrative expenses.

Of the $717 of share-based compensation incurred during the nine months ended September 30, 2026, $14 is allocated to cost of goods sold, $36 to research and development, $244 to selling and marketing, and $423 to general and administrative expenses. Of the $578 of share-based compensation incurred during the nine months ended September 30, 2025, $45 is allocated to cost of goods sold, $36 to research and development, $179 to selling and marketing, and $318 to general and administrative expenses.

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

March 31, 2026
Weighted average fair value of options granted	$22.31
Risk-free interest rate	3.87%
Volatility	151%
Expected life (years)	5.58
Dividend yield	0.00%

Restricted Stock Units

On April 1, 2025 and May 19, 2025, the Company granted 47 and 11 RSUs, respectively. The RSUs will vest in three equal annual installments, with the first vesting date on the one (1) year anniversary of the date of issuance and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the RSUs was $4 and an immaterial amount was recorded as compensation expense during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, $1 was recorded as compensation expense.

In March 2026, members of the Board were granted an aggregate of 1,671 RSUs. The RSUs will vest in three equal annual installments, with the first vesting occurring on April 1, 2026 and the following two vesting dates on each subsequent anniversary of the grant date, subject to continued Board service. The fair value of the RSUs was $23 and $3 and $6 was recorded as compensation expense during the three and nine months ended September 30, 2026, respectively.

On April 1, 2026, the Company granted 79,848 RSUs. The RSUs will vest in three equal annual installments, with the first vesting occurring immediately on April 1, 2026 and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the RSUs was $1,105 and $111 and $304 was recorded as compensation expense during the three and nine months ended September 30, 2026, respectively.

On May 28, 2026, the Company granted 283 RSUs that vested immediately on the date of issuance. The fair value of the RSUs was $5 and $0 and $5 was recorded as compensation expense during the three and nine months ended September 30, 2026, respectively.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - STOCK-BASED COMPENSATION (CONTINUED)

On June 18, 2026, the Board authorized the issuance of 1,250 RSUs to the newly appointed Board member. The RSUs will vest in two equal installments, with one-half vesting immediately upon the date of grant and one-half vesting on the one-year anniversary of the date of the grant, subject to continued service to the Company. The fair value of the RSUs was $20 and $5 and $6 was recorded as compensation expense during the three and nine months ended September 30, 2026, respectively.

On July 13, 2026, the Company granted 1,250 RSUs. The RSUs will vest in two equal annual installments, with the first vesting occurring immediately on July 13, 2026 and the following vesting date on the subsequent anniversary of the date of issuance, subject to each employees’ continued employment. The fair value of the RSUs was $17 and $2 was recorded as compensation expense during the three and nine months ended September 30, 2026, respectively.

On August 3, 2026, the Company granted 1,875 RSUs. The RSUs will vest in three equal annual installments, with the first vesting occurring immediately on August 3, 2026 and the following two vesting dates on each subsequent anniversary of the date of issuance, subject to each employees’ continued employment as of each vesting date. The fair value of the RSUs was $18 and $1 was recorded as compensation expense during the three and nine months ended September 30, 2026, respectively.

 DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 14 - STOCK-BASED COMPENSATION (CONTINUED)

The following table presents the restricted stock units activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Fair Market Value
Unvested shares, January 1, 2026	2,098	$362.40
Granted and unvested	86,177	13.78
Exercised	(28,793)	24.95
Forfeited	(16,379)	20.59
Vested	(629)	18.95
Unvested shares, September 30, 2026	42,474	$20.74

As of September 30, 2026 and 2025 there were 116,352 and 14,603 shares, respectively, of unissued authorized and available for future awards under the 2022 Equity Incentive Plan and Employee Stock Purchase Plan.

Note 15 - REPORTABLE SEGMENTS

The Company has two reportable segments: DTC and OEM. The DTC segment pertains to Battle Born, LLC and Dakota Lithium branded batteries which are sold directly to consumers. The OEM segment pertains to Dragonfly branded batteries which are sold to original equipment manufacturers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance for all of its reportable segments based on both segment gross and net profit or loss from operations.

For the direct-to-consumer (“DTC”) and original equipment manufacturer (“OEM”) segments, the Chief Operating Decision Maker (“CODM”) uses both segment gross and net profit and loss from operations to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process.

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

The Company’s CODM is the Chief Executive Officer.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 15 - REPORTABLE SEGMENTS (CONTINUED)

The following table presents the reportable segments information for the nine months ended September 30, 2026:

	DTC	OEM	Other		Total

Net Sales	$12,981	$21,306	$750	(1)	$35,037

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$35,037

Direct material	8,447	12,857	-		21,304
Direct labor	1,021	1,183	-		2,204
Direct overhead and depreciation	1,016	1,175	-		2,191

Total Cost of Goods Sold	10,484	15,215	-		25,699

Gross profit	2,497	6,091	750		9,338

Operating Expenses
Research & development	-	-	2,261	(2)	2,261
Sales tax adjustment	5	-	-		5
Credit card & amazon transaction fees	235	-	-		235
Other general & administrative	-	-	13,971	(3)	13,971
Shipping	970	539	-		1,509
Sales and marketing stock compensation	28	147	-		175
Sales and marketing wages	483	764	-		1,247
Marketing spend	1,471	155	-		1,626
Rent	42	13	-		55
Unallocated sales and marketing stock compensation	-	-	69	(4)	69
Unallocated sales and marketing wages	-	-	556	(4)	556
Other sales & marketing	-	-	308	(4)	308

Total Operating Expenses	3,234	1,618	17,165		22,017

Income (Loss) from operations	(737)	4,473	(16,415)		(12,679)

Other income	-	-	534		534
Interest expense, net	-	-	(4,775)		(4,775)
Change in FMV of warrant liability	-	-	370		370

Total Other Income (Expense)	-	-	(3,871	)(5)	(3,871)

Net Income (Loss) Before Taxes	(737)	4,473	(20,286)		(16,550)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$(737)	$4,473	$(20,286)		$(16,550)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(16,550)

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
(4)	General sales and marketing employee cost and other marketing expenses
(5)	Other income, primarily consisting of grant income, interest expense related to debt and change in fair market value of warrant liability

There were no significant customer revenues from the Company’s DTC segment for the nine months ended September 30, 2026.

Revenues from one customer of the Company’s OEM segment represent approximately $7,535, or 22%, of the Company’s consolidated revenues for the nine months ended September 30, 2026.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 15 - REPORTABLE SEGMENTS (CONTINUED)

The following table presents the reportable segments information for the nine months ended September 30, 2025:

	DTC	OEM	Other		Total

Net Sales	$16,001	$28,820	$750	(1)	$45,571

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$45,571

Direct material	9,340	17,070	-		26,410
Direct labor	1,104	1,497	-		2,601
Direct overhead and depreciation	1,395	1,896	-		3,291

Total Cost of Goods Sold	11,839	20,463	-		32,302

Gross profit	4,162	8,357	750		13,269

Operating Expenses
Research & development	-	-	2,277	(2)	2,277
Sales tax adjustment	2	-	-		2
Credit card & amazon transaction fees	383	-	-		383
Other general & administrative	-	-	15,890	(3)	15,890
Shipping	1,439	821	-		2,260
Sales and marketing stock compensation	29	104	-		133
Sales and marketing wages	550	943	-		1,493
Marketing spend	1,892	175	-		2,067
Rent	42	13	-		55
Unallocated sales and marketing stock compensation	-	-	46	(4)	46
Unallocated sales and marketing wages	-	-	1,033	(4)	1,033
Other sales & marketing	-	-	603	(4)	603

Total Operating Expenses	4,337	2,056	19,849		26,242

Income (Loss) from operations	(175)	6,301	(19,099)		(12,973)

Interest expense, net	-	-	(16,552)		(16,552)
Change in FMV of warrant liability	-	-	4,624		4,624

Total Other Income (Expense)	-	-	(11,928	)(5)	(11,928)

Net Income (Loss) Before Taxes	(175)	6,301	(31,027)		(24,901)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$(175)	$6,301	$(31,027)		$(24,901)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(24,901)

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

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 15 - REPORTABLE SEGMENTS (CONTINUED)

The following table presents the reportable segments information for the three months ended September 30, 2026:

	DTC	OEM	Other		Total

Net Sales	$4,802	$7,122	$250	(1)	$12,174

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$12,174

Direct material	3,214	4,453	-		7,667
Direct labor	314	374	-		688
Direct overhead and depreciation	243	291	-		534

Total Cost of Goods Sold	3,771	5,118	-		8,889

Gross profit	1,031	2,004	250		3,285

Operating Expenses
Research & development	-	-	633	(2)	633
Sales tax adjustment	2	-	-		2
Credit card & amazon transaction fees	69	-	-		69
Other general & administrative	-	-	5,041	(3)	5,041
Shipping	272	207	-		479
Sales and marketing stock compensation	13	36	-		49
Sales and marketing wages	136	209	-		345
Marketing spend	385	36	-		421
Rent	13	4	-		17
Unallocated sales and marketing stock compensation	-	-	19	(4)	19
Unallocated sales and marketing wages	-	-	176	(4)	176
Other sales & marketing	-	-	87	(4)	87

Total Operating Expenses	890	492	5,956		7,338

Income (Loss) from operations	141	1,512	(5,706)		(4,053)

Other income	-	-	411		411
Interest expense, net	-	-	(1,774)		(1,774)
Change in FMV of warrant liability	-	-	(123)		(123)

Total Other Income (Expense)	-	-	(1,486	)(5)	(1,486)

Net Income (Loss) Before Taxes	141	1,512	(7,192)		(5,539)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$141	$1,512	$(7,192)		$(5,539)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(5,539)

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
(4)	General sales and marketing employee cost and other marketing expenses
(5)	Other income, primarily consisting of grant income, interest expense related to debt, and change in fair market value of warrant liability

There were no significant customer revenues from the Company’s DTC segment for the three months ended September 30, 2026.

Revenues from one customer of the Company’s OEM segment represent approximately $2,588, or 22%, of the Company’s consolidated revenues for the three months ended September 30, 2026.

DRAGONFLY ENERGY HOLDINGS CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

Note 15 - REPORTABLE SEGMENTS (CONTINUED)

The following table presents the reportable segments information for the three months ended September 30, 2025:

	DTC	OEM	Other		Total

Net Sales	$5,038	$10,679	$250	(1)	$15,967

Reconciliation of Net Sales
Reconciling items					-
Consolidated Net Sales					$15,967

Direct material	2,852	6,317	-		9,169
Direct labor	412	510	-		922
Direct overhead and depreciation	510	630	-		1,140

Total Cost of Goods Sold	3,774	7,457	-		11,231

Gross profit	1,264	3,222	250		4,736

Operating Expenses
Research & development	-	-	585	(2)	585
Sales tax adjustment	50	-	-		50
Credit card & amazon transaction fees	125	-	-		125
Other general & administrative	-	-	5,124	(3)	5,124
Shipping	628	242	-		870
Sales and marketing stock compensation	11	29	-		40
Sales and marketing wages	176	277	-		453
Marketing spend	569	56	-		625
Rent	14	4	-		18
Unallocated sales and marketing stock compensation	-	-	15	(4)	15
Unallocated sales and marketing wages	-	-	409	(4)	409
Other sales & marketing	-	-	200	(4)	200

Total Operating Expenses	1,573	608	6,333		8,514

Income (Loss) from Operations	(309)	2,614	(6,083)		(3,778)

Other income (expense)	-	-	-		-
Interest expense, net	-	-	(6,409	)(5)	(6,409)
Change in FMV of warrant liability	-	-	(883	)(5)	(883)

Total Other Income (Expense)	-	-	(7,292)		(7,292)

Net Income (Loss) before taxes	(309)	2,614	(13,375)		(11,070)

Income Tax Benefit	-	-	-		-

Net Income (Loss)	$(309)	$2,614	$(13,375)		$(11,070)

Reconciliation of net loss
Reconciling items					-
Consolidated net loss					$(11,070)

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

Revenues from one customer of the Company’s OEM segment represent approximately $5,575, or 35%, of the Company’s consolidated revenues for the three months ended September 30, 2025.

Note 16 - SUBSEQUENT EVENTS

On October 1, 2026, the Company paid the 2% per annum cash dividend of $129 on the Series B Preferred Stock. The Company paid the remaining 6% per annum cash dividend of $389 on October 30, 2026.

On October 12, 2026, the Company effected a one-for-eight reverse stock split of its authorized and issued and outstanding common stock to support compliance with Nasdaq’s minimum bid price requirement. Every eight outstanding shares were combined into one share, and authorized common shares decreased from 400,000,000 to 50,000,000. The par value remained unchanged at $0.0001 per share. Fractional shares were rounded up to the nearest whole share, with no cash consideration paid. Proportionate adjustments were made to outstanding equity awards, warrants, equity plan share reserves, and the conversion terms of convertible preferred stock.

On November 9, 2026, as part of the IEEPA refunds due, the Company received additional tariff refunds of $2,233, consisting of $2,112 in tariff refunds and $121 in interest income. The majority of the tariff refund portion received is expected to be recognized as a reduction in cost of sales, as it relates to product sales.

In October 2026, the Company subleased a previously fully impaired leased facility to a third party for a two-year term beginning November 1, 2026. Aggregate base rent is approximately $1.2 million over the term. The Company remains the primary obligor under the master lease, and its lease liability is unchanged. The Company will account for the sublease as an operating lease and recognize sublease income on a straight-line basis beginning in the fourth quarter of 2026.

In November 2026, the Company entered into a five-year operating lease for a new facility to relocate operations from one of its existing leased facilities. The lease is expected to commence on December 1, 2026, and aggregate base rent is approximately $4.4 million over the term. The Company will recognize a right-of-use asset and lease liability at commencement.

In lieu of issuing fractional shares in connection with the reverse stock split effected in October 2026, the Company issued 70,411 shares of common stock as a result of rounding.

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

Cautionary Note Regarding Forward-Looking Statements

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to service our outstanding indebtedness and comply with the financial covenants in our loan agreement, the failure of which could allow our lenders to accelerate payment under our loan agreement, which would have a material adverse effect on our ability to operate and could require us, among other things, to reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve;
●	the potential impact of the conversion and the terms of our outstanding Series B Convertible Preferred Stock (the “Series B Preferred Stock”) on the market price of our common stock and our ability to redeem and make dividend payments with respect to our Series B Preferred Stock;
●	our ability to continue as a going concern and to raise additional capital to fund our operations;
●	our ability to successfully increase market penetration into target markets;
●	our ability to cure any listing deficiencies and maintain the listing of our common stock and public warrants on the Nasdaq Capital Market;
●	the failure of the addressable markets that we intend to target to grow as expected;
●	the potential for events or circumstances that result in our failure to timely achieve the anticipated benefits of our customer arrangements, including with Stevens Transport;
●	our ability to successfully integrate the Dakota Lithium assets acquired in July 2026, restore Dakota Lithium’s commercial operations and realize the anticipated benefits of the Dakota Lithium acquisition, including expected revenue contribution, expanded product offerings and operating synergies, in a timely manner or at all;
●	our ability to generate revenue from future product sales in our existing markets or new markets that we enter, including the trucking and industrials markets, and our ability to achieve and maintain profitability;
●	the loss of any members of our senior management team or other key personnel;
●	the loss of any relationships with key suppliers, including suppliers in China;
●	the loss of any relationships with key customers;
●	our ability to protect our patents and other intellectual property;
●	our ability to engage target customers and successfully retain these customers for future orders;
●	the failure to successfully optimize solid-state cells or to produce commercially viable solid-state cells in a timely manner or at all, or to scale to mass production;
●	the failure to produce lithium battery cells in the United States in a timely manner or at all, or to scale to mass production;
●	the outcome of pending litigation and potential product liability claims;
●	the failure to timely achieve the anticipated benefits of our licensing arrangement with Stryten Energy LLC (“Stryten”);
●	changes in applicable laws or regulations, including changes in the rates of tariffs or any adjustments to the amounts payable by us to customs as a result of improperly identifying the applicable tariff rate payable on our products;
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors (including an economic slowdown or inflationary pressures);
●	our ability to sell the desired amounts of shares of common stock at desired prices under our at-the-market equity offering program;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	developments relating to our competitors and our industry;
●	the reliance on two suppliers for our lithium iron phosphate cells and a single supplier for the manufacture of our battery management system;
●	our current dependence on one manufacturing facility; and
●	the potential impact of global and macroeconomic conditions, including economic, political and social instability, including the Russia-Ukraine conflict, the India-Pakistan conflict, Hamas’ attack on Israel and the Iranian conflict, and their effects on our operations.

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

Since 2020, we have sold over 400,000 batteries. For the quarters ended September 30, 2026 and September 30, 2025, we sold 9,291 and 10,977 batteries, respectively, and had $12.2 million and $16.0 million in net sales, respectively. For the nine months ended September 30, 2026 and September 30, 2025, we sold 24,123 and 33,956 batteries, respectively, and had $35.0 million and $45.6 million in net sales, respectively. We currently offer several lines of batteries across our two brands, each differentiated by size, power and capacity, consisting of seven different models, which come with an option for internal heat for cold temperature operation or an option for wireless communication using our Dragonfly IntelLigence feature. As a result of changes to our marketing focus and corporate objectives, we are focusing our selling efforts of “Battle Born” branded batteries primarily to original equipment manufacturers (“OEMs”) as well as directly to consumers (“DTC”).

Our sales decreased from $13.2 million in the quarter ended June 30, 2026 to $12.2 million in the quarter ended September 30, 2026. Our decrease in sales was primarily attributable to RV OEM customers responding to a decline in RV shipments, as reported by RVIA in the previous quarter, reflecting overall macroeconomic conditions. There was a significant increase in trucking revenue as the new market continues to develop into a meaningful portion of our overall sales. Excluding the increase in trucking sales, DTC sales decreased, reflecting macroeconomic pressures on consumer demand and typical seasonality. We expect our sales to increase in the next 12 months as our customers expand the number of models in which they include our battery systems for the new model year and as we continue to grow into new markets, including trucking and industrials, with new product offerings. The acquisition of the assets associated with the Dakota Lithium brand also expands our product offerings to include other lithium battery models and accessories, including those that focus on marine, golf cart, and powersports, in addition to RV. Moreover, we expect the focus of the Dakota Lithium brand on retail sales to restore that channel for the Company moving forward, with such assets expected to contribute material revenue beginning in the fourth quarter of 2026. We expect incremental operating costs in order to restore Dakota Lithium’s commercial operations ahead of its expected revenue contribution.

During the third quarter of 2026, we continued to implement our corporate optimization initiative, prioritizing product development to drive near-term revenue and profit, and continuing programs to increase our gross margins over the next twelve months. These efforts are intended to support growth in new markets including industrials and trucking. In addition to the purchase order from Stevens Transport valued in excess of $3 million, Stevens Transport has further committed to implement our solutions on every new truck for 2027 and 2028. In addition to Stevens Transport and Werner, we are beyond the pilot stage with fleets whose combined fleet size exceeds 20,000 trucks. The Company also continued to advance its previously announced facility consolidation during the third quarter .

In addition, during the first half of 2026, we continued to advance our intellectual property portfolio in support of our solid-state battery development and dry electrode manufacturing platform. In April 2026, we announced that we had received an allowance from the Japan Patent Office for our application titled “Powderized Solid-State Electrolyte and Electroactive Materials,” marking our first patent application allowance in Japan and covering innovations in powderized solid-state electrolyte and electroactive materials, a core component of our solid-state battery development and dry electrode manufacturing platform. In June 2026, we announced that we had received a notice of allowance from the European Patent Office for our patent application titled “Systems and Methods for Dry Powder Coating Layers of an Electrochemical Cell,” which covers key elements of our proprietary dry electrode manufacturing platform, including the use of dry powder coating to form critical layers within an electrochemical cell and processes that can support electrode, separator, and solid-state electrolyte layers. We also announced in June 2026 that we had received a notice of allowance from the United States Patent and Trademark Office for our patent application titled “Powderized Solid-State Electrolyte and Electroactive Materials,” which is directed toward manufacturing processes that support our solid-state battery development efforts.

We currently source the lithium iron phosphate (“LFP”) cells incorporated into our batteries from a limited number of carefully selected suppliers that can meet our demanding quality standards and with whom we have developed long-term relationships.

To supplement our battery offerings, we are also a reseller of accessories for battery systems. These include chargers, inverters, monitors, controllers and other system accessories from brands such as Victron Energy, Progressive Dynamics, Magnum Energy and Sterling Power. Pursuant to the Asset Purchase Agreement dated April 22, 2022 by and among us and Thomason Jones Company, LLC (“Thomason Jones”) and the other parties thereto, we also acquired the assets, including the Wakespeed Offshore brand, of Thomason Jones, allowing us to include our own alternator regulator in systems that we sell.

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

As of September 30, 2026, we had cash totaling $1.9 million. Our net loss for the quarter ended September 30, 2026 was $5.5 million and our net loss for the quarter ended September 30, 2025 was $11.1 million. As discussed under “Liquidity and Capital Resources” below we expect that we will need to raise additional funds, including through the use of the ATM (as defined below) and the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including not seeking potential acquisition opportunities, eliminating redundancies, or reducing or delaying our production facility expansions, reduce operations, sell off our assets, seek the protection of bankruptcy courts or shut down our operations and dissolve.

License Agreement with Stryten

On July 29, 2024, Legacy Dragonfly and Battle Born Battery Products, LLC (“Battle Born LLC”), a wholly-owned subsidiary of Legacy Dragonfly, entered into a License Agreement (the “License Agreement”) with Stryten. Pursuant to the License Agreement, Battle Born LLC granted Stryten an exclusive, worldwide license to use certain trademarks relating to Legacy Dragonfly’s lithium-ion battery brand, Battle Born Batteries® (the “Licensed Trademarks”) for business-to-business sales of batteries to customers within the following markets: (i) automative, (ii) marine, (iii) powersports, (iv) lawn and garden, (v) golf cart, and (vi) military and defense. In exchange for the licensing rights, Stryten agreed to pay Battle Born LLC an initial licensing fee of five million dollars ($5,000,000), which was paid on August 29, 2024.

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

Earnout Merger Consideration

In addition to the initial merger consideration in connection with our merger in October 2022 (the “Business Combination”), up to 55,555 additional shares of common stock (“Earnout Shares”) may be issued based on achieving specified milestones in three tranches:

1.	First Tranche (20,833 shares): Issuable if 2023 total audited revenue is at least $250 million and audited operating income is at least $35 million. This milestone was not achieved for 2023.
2.	Second Tranche (17,361 shares): Issuable if the volume-weighted average trading price of common stock reaches $16,200.00 over any 20 trading days within a 30-day period, on or before December 31, 2026.
3.	Third Tranche (17,361 shares): Issuable if the volume-weighted average trading price of common stock reaches $23,400.00 over any 20 trading days within a 30-day period, on or before December 31, 2028.

If a change of control occurs during the second or third earnout periods, unachieved milestones will be automatically deemed satisfied if the share price at the time of the transaction meets or exceeds $16,200.00 for the second period or $23,400.00 for the third period.

February 2025 Registered Direct Offering and Concurrent Private Placement, Fifth Amendment to Term Loan Agreement and April 2025 Private Placement

On February 26, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with a single institutional investor, pursuant to which we sold in a registered direct offering (the “Registered Direct Offering”) 180 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a price of $10,000 per share, initially convertible into shares of our common stock, at a conversion price of $186.56 per share of common stock. The Series A Preferred Stock was also convertible by the investor at an adjusted conversion price, subject to the applicable floor price.

Concurrently with the sale of the Series A Preferred Stock in the Registered Direct Offering, in a private placement offering pursuant to the Purchase Agreement (the “Private Placement”), we sold, at the initial closing of the Private Placement (the “Initial Closing” and, together with the Registered Direct Offering, the “Initial Offerings”), (i) an additional 170 shares of Series A Preferred Stock at the same offering price as the Series A Preferred Stock offered in the Registered Direct Offering, initially convertible into shares of common stock at a conversion price of $186.56 per share, and (ii) warrants (the “Private Placement Convertible Preferred Warrants”) to purchase up to an aggregate of 4,000 shares of Series A Preferred Stock, with an exercise price of $10,000 per share of Series A Preferred Stock, and a term as described below.

The exercise price under each Private Placement Convertible Preferred Warrant was $10,000 per share of Series A Preferred Stock. Each Private Placement Convertible Preferred Warrant was exercisable for 200 shares of Series A Preferred Stock in minimum increments of $500,000. The Private Placement Convertible Preferred Warrants had a term beginning on the issuance date and ending on or prior to the earlier of (i) the thirty-three (33) month anniversary of the date the shares of common stock issued or issuable upon the conversion of the Series A Preferred Stock issued in the concurrent Private Placement were registered for resale pursuant to an effective registration statement under the Securities Act (such date, the “Registration Effectiveness Date”) and (ii) (A) the consummation of a Change of Control (as defined in the certificate of designation) and (B) the consummation of a redemption of the then outstanding Series A Preferred Stock in full. The exercise price and number of shares of Series A Preferred Stock issuable upon exercise were subject to appropriate adjustment in the event of share dividends, share splits, reorganizations or similar events affecting shares of our common stock.

On April 28, 2025, pursuant to the Purchase Agreement, we sold to the investor, in a second and final closing of the Private Placement (the “Second Closing”), 450 shares of Series A Preferred Stock at a price of $10,000 per share, initially convertible into shares of common stock at a conversion price of $47.52 per share, subject to adjustment.

The net proceeds to us from the Initial Offerings and the Second Closing, after deducting the placement agent’s fees and expenses and estimated offering expenses, were approximately $3.2 million and $4.2 million, respectively, excluding the net proceeds, if any, from the exercise of the Private Placement Convertible Preferred Warrants.

As a condition precedent to the closing of the Initial Offerings, on February 26, 2025, we entered into the Fifth Amendment to the Term Loan Agreement with the Term Loan Lenders (each as defined below). Under the Fifth Amendment, the Term Loan Lenders agreed to, among other matters (i) receive no principal or interest payments under the Term Loan Agreement through March 31, 2026, and (ii) remove certain financial covenant tests under the Term Loan, provided that we maintain cash and cash equivalents equal to at least $2.5 million through such date.

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

On July 20, 2025, we entered into a Settlement and Release Agreement (the “Release Agreement”) with the holder of the outstanding shares of Series A Preferred Stock. Pursuant to the terms of the Release Agreement, we issued and delivered 26,250 shares of common stock to the holder and the holder surrendered to us all of the outstanding shares of Series A Preferred Stock. In addition, under the Release Agreement, upon the issuance of the shares of common stock, our obligations under the Purchase Agreement, the Certificate of Designation governing the Series A Preferred Stock and the other agreements entered into in connection with the offering of the Series A Preferred Stock were satisfied in full and the Purchase Agreement and the other agreements were deemed terminated and any remaining shares of Series A Preferred Stock that were outstanding or deemed to be outstanding were deemed cancelled and no longer outstanding. We have no further obligation to issue any shares of common stock or Series A Preferred Stock to the holder under the Purchase Agreement or otherwise. Under the Release Agreement, each party also provided a full release to the other party.

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

July 2025 Offering

On July 30, 2025, we entered into an underwriting agreement with Canaccord Genuity LLC (“Canaccord”), as the underwriter, relating to an underwritten public offering (the “July 2025 Public Offering”) of 274,750 shares of common stock, at a price to the public of $20.00 per share. On July 31, 2025, we completed the July 2025 Public Offering raising gross proceeds of approximately $5.5 million and net proceeds of $4.7 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

October 2025 Offerings

On October 6, 2025, we entered into an underwriting agreement with Canaccord, as representative of the several underwriters (the “First Offering Underwriters”) named in the underwriting agreement dated October 6, 2025, relating to an underwritten public offering (the “First October 2025 Offering”) of 250,000 shares of common stock at a price to the public of $100.00 per share, and granted the First Offering Underwriters an option to purchase up to an additional 37,500 shares of common stock at the public offering price. On October 7, 2025, we completed the First October 2025 Offering, including the full exercise of the option to purchase 37,500 additional shares of common stock, raising gross proceeds of approximately $28.8 million and net proceeds of $26.9 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. On October 8, 2025, upon a request from our Term Loan Lenders under the Term Loan Agreement, we repaid $4.0 million of principal to satisfy a portion of our outstanding principal under the Term Loan Agreement.

On October 16, 2025, we entered into an additional underwriting agreement with Canaccord, as representative of the several underwriters (the “Second Offering Underwriters”) named in the underwriting agreement, dated October 17, 2025, relating to an underwritten public offering (the “Second October 2025 Offering”) of (i) 450,000 shares of common stock at a price to the public of $108.00 per share, and (ii) pre-funded warrants (the “October 2025 Pre-Funded Warrants”) to purchase up to 62,500 shares of common stock at a price to the public of $108.00 per October 2025 Pre-Funded Warrant, which represents the per share public offering price for the shares of common stock less the $0.008 per share exercise price for each such October 2025 Pre-Funded Warrant. During the quarter ended June 30, 2026, the October 2025 Pre-Funded Warrants were exercised in full.

Sixth Amendment to Term Loan, Series B Preferred Stock Issuance and 2025 Debt Restructuring

On October 20, 2025, we entered into the Sixth Amendment to the Term Loan Agreement with the Term Loan Lenders to, among other matters, (i) fix the interest rate of the remaining outstanding principal amount under the Term Loan Agreement at 12% per annum, payable monthly commencing December 31, 2025 that will mature in October 2027, and (ii) waive any applicable financial covenants (except for a financial covenant requiring us to maintain cash and cash equivalents equal to or greater than $5.0 million) through December 31, 2026. In connection with the Sixth Amendment, (i) we made a prepayment of $45.0 million of outstanding indebtedness under the Term Loan Agreement from the net proceeds from the Second October 2025 Offering, (ii) the Term Loan Lenders forgave the repayment of $5.0 million of the outstanding principal under the Term Loan Agreement, (iii) we paid a fee to the Term Loan Lenders equal to $0.45 million in cash and $0.45 million added to principal outstanding amount of the loan under the Term Loan Agreement; and (iv) we issued 25,000 shares of Series B Preferred Stock in exchange for $25.0 million outstanding principal amount of the Term Loan. The remaining outstanding principal amount under the Term Loan Agreement of approximately $19.4 million, after the repayment and forgiveness disclosed above, will have a fixed interest rate of 12% per annum, payable monthly commencing December 31, 2025 and will mature in October 2027. In addition, certain covenants under the Term Loan Agreement have been waived through December 31, 2026, and we have agreed to a minimum liquidity covenant of $5.0 million calculated on a monthly basis.

On November 4, 2025, we filed a Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Nevada to establish the rights, privileges, preferences, and restrictions of the Series B Preferred Stock. As set forth in the Series B Certificate of Designation, we designated 25,000 shares of preferred stock as Series B Preferred Stock with a stated value of $1,000 per share. The Series B Preferred Stock is convertible into shares of common stock at the option of the Term Loan Lenders at a conversion price of $252.00 per share, or an aggregate of 99,206 shares of common stock.

On November 4, 2025, we entered into an exchange agreement (the “Exchange Agreement”) with the Term Loan Lenders pursuant to which we issued 25,000 shares of newly created Series B Preferred Stock in exchange for $25.0 million outstanding principal amount of the Term Loan. The Series B Preferred Stock (i) is convertible into shares of common stock at the option of the Term Loan Lenders at a conversion price of $252.00 per share, or an aggregate of 99,206 shares of common stock, (ii) has a dividend of 8% per annum payable quarterly in cash and (iii) has a dividend of 2% per annum payable quarterly in kind (“PIK Dividends”), which includes the aggregate amount of all paid PIK Dividends and any accrued and unpaid PIK Dividends on the applicable dividend date. In addition, we have a right to redeem any outstanding shares of the Series B Preferred Stock at our option at the greater of (i) the stated value plus any outstanding dividends and (ii) the as-converted value of the shares of common stock underlying the Series B Preferred Stock (the “Optional Redemption Price”). The Term Loan Lenders have also agreed not to convert any shares of the Series B Preferred Stock for a period of six months following the issuance of the Series B Preferred Stock. In connection with any future equity offerings, we will be required to use 50% of the net proceeds from such offering to redeem outstanding shares of the Series B Preferred Stock at the Optional Redemption Price. In the event we have not redeemed the outstanding shares of Series B Preferred Stock by October 7, 2027 or upon the occurrence of a Non-Payment Event (as defined in the Series B Certificate of Designation), the holders will have the right to require us to redeem the Series B Preferred Stock at the Optional Redemption Price.

Equity Distribution Agreement

In January 2026, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord under which we may offer and sell, from time to time, shares of our common stock through an at-the-market equity offering program (the “ATM”) for up to $50.0 million in gross proceeds. Subject to the terms and conditions of the Equity Distribution Agreement, Canaccord will use commercially reasonable efforts to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits specified by us. We are not obligated to sell any shares of common stock under the Equity Distribution Agreement. We will pay Canaccord a commission of 3.0% of the aggregate gross proceeds from each sale of shares of common stock and will reimburse Canaccord for certain specified expenses. During the three months ended September 30, 2026, we sold 21,270 shares of common stock pursuant to the ATM for net proceeds of approximately $0.2 million, after deducting sales agent commissions.

Dakota Lithium Asset Purchase Agreement

On July 31, 2026, the Company and Legacy Dragonfly entered into the Asset Purchase Agreement with Clean Liquidation, LLC, as assignee for the benefit of creditors of Clean Republic SODO, LLC, pursuant to which Legacy Dragonfly acquired substantially all of the operating assets associated with the Dakota Lithium® brand on an “as is” and “where is” basis and assumed certain liabilities relating to such assets. The aggregate purchase price was $4.0 million, consisting of $1.0 million in cash and 187,500 shares of the Company’s common stock at a value of $16.00 per share for an aggregate value of $3.0 million. For accounting purposes, the shares are measured at fair value on the Acquisition Date, which was a common stock closing price of $9.36 on July 31, 2026, resulting in a value of $1.8 million in common stock and total consideration of $2.8 million. The Asset Purchase Agreement contains customary representations and warranties, covenants, indemnification provisions and closing conditions, including, without limitation, confidentiality obligations.

On July 31, 2026, in connection with the Asset Purchase Agreement, the Company entered into the Securities Receipt Agreement with the recipients party thereto, pursuant to which the Company issued the shares in exchange for a release of the secured claims against the acquired assets. The shares are subject to a 12-month lock-up period, subject to certain permitted transfers, and are also subject to transfer restrictions and bear a restrictive legend.

Seventh Amendment to Term Loan

On July 31, 2026, the Company, Legacy Dragonfly, and Battle Born LLC entered into the Seventh Amendment to the Term Loan Agreement with the Term Loan Lenders and Alter Domus (US) LLC, as agent. Under the Seventh Amendment, among other things, (i) the Term Loan Lenders consented to the asset acquisition described above, (ii) during the period from the effective date of the Seventh Amendment through December 31, 2026 (the “PIK Period”), the interest rate was modified to 14.0% per annum (from 12.0%), all of which is payable-in-kind, (iii) the commencement date for testing the maximum senior leverage ratio and fixed charge coverage ratio covenants was extended from March 31, 2027 to September 30, 2027, and (iv) the minimum liquidity covenant was modified to require minimum liquidity of $4.0 million from August 31, 2026 through January 31, 2027, and $5.0 million thereafter.

Eighth Amendment to Term Loan and Limited Waiver

On September 30, 2026, the Company, Legacy Dragonfly, and Battle Born LLC entered into the Eighth Amendment to the Term Loan Agreement with the Term Loan Lenders and Alter Domus (US) LLC, as agent. Under the Eighth Amendment, (i) the Term Loan Lenders waived testing of the minimum liquidity covenant solely for the fiscal month ended September 30, 2026, (ii) the Term Loan Lenders waived any default under the Term Loan Agreement arising from the deferral of a portion of the cash dividend payable on October 1, 2026 on the Series B Preferred Stock, provided that such cash dividend is paid in accordance with the modified payment schedule set forth in the Series B Waiver (as defined below), and (iii) the Company agreed to pay the Term Loan Lenders an amendment fee of $0.45 million, which was paid-in-kind by adding such amount to the outstanding principal balance of the Term Loan. Also on September 30, 2026, the Company and the holders of all of the outstanding shares of Series B Preferred Stock entered into a limited waiver (the “Series B Waiver”), pursuant to which the holders waived, solely with respect to the dividend for the quarter ended September 30, 2026, their right to receive payment of the full cash dividend on the Series B Preferred Stock on or prior to October 1, 2026. Under the Series B Waiver, the Company is required to pay cash dividends equal to 2% per annum on or prior to October 1, 2026 and cash dividends equal to 6% per annum on or prior to October 30, 2026, and payment-in-kind dividends will continue to accrue at a rate of 2% per annum. So long as the Company complies with the modified payment schedule, such deferral will not constitute a Non-Payment Event or Preferred Default (each as defined in the Series B Certificate of Designation).

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

Results of Operations

Comparisons for the three months ended September 30, 2026, and September 30, 2025

The following table sets forth our results of operations for the three months ended September 30, 2026 and September 30, 2025. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three months ended September 30,
	2026	% Net Sales	2025	% Net Sales
	(in thousands)
Net Sales	$12,174	100.0	$15,967	100.0
Cost of Goods Sold	8,889	73.0	11,231	70.3
Gross profit	3,285	27.0	4,736	29.7
Operating expenses
Research and development	633	5.2	585	3.7
General and administrative	5,112	42.0	5,299	33.2
Sales and marketing	1,593	13.1	2,630	16.5
Total Operating expenses	7,338	60.3	8,514	53.3
Loss From Operations	(4,053)	(33.3)	(3,778)	(23.7)
Other Expense
Interest expense, net	(1,774)	(14.6)	(6,409)	(40.1)
Other income	411	3.4	-	-
Change in fair market value of warrant liability	(123)	(1.0)	(883)	(5.5)
Total Other Expense	(1,486)	(12.2)	(7,292)	(45.7)
Loss Before Taxes	(5,539)	(45.5)	(11,070)	(69.3)
Income Tax Benefit	-	-	-	-
Net Loss	$(5,539)	(45.5)	$(11,070)	(69.3)
Less: Preferred Stock Dividends	$(1,168)	(9.6)	$-	-
Net Loss Attributable to Common Stockholders	$(6,707)	(55.1)	$(11,070)	(69.3)

	Three months ended September 30,
	2026	% Net Sales	2025	% Net Sales
	(in thousands)
DTC	$4,802	39.4	$5,038	31.6
OEM	7,122	58.5	10,679	66.9
Licensing Revenue	250	2.1	250	1.5
Net Sales	$12,174	100.0	$15,967	100.0

Net Sales

Net sales decreased by $3.8 million, or 23.8%, to $12.2 million for the three months ended September 30, 2026, as compared to $16.0 million for the three months ended September 30, 2025. This decrease was primarily due to lower sales volume in OEM and DTC sales. RV OEM sales volume declined due to a slower-than-anticipated market recovery, as reflected in RVIA shipment data for the quarter, as well as overall macroeconomic conditions. DTC sales volume declined due to macroeconomic pressures on consumer demand. We expect our sales to increase in the next 12 months as our customers expand the number of models they include our battery systems in for the new model year and our entrance into new markets, trucking and industrials, with new product offerings.

Cost of Goods Sold

Cost of goods sold decreased by $2.3 million, or 20.9%, to $8.9 million for the three months ended September 30, 2026, as compared to $11.2 million for the three months ended September 30, 2025. This decrease was primarily due to lower unit volume of batteries and accessories and $0.6 million decrease in overhead allocated to cost of goods sold, related to rent expense and facility related costs. We expect our cost of goods sold to increase over the next 12 months in conjunction with the anticipated increase in revenue.

Gross Profit

Gross profit decreased by $1.4 million, or 30.6%, to $3.3 million for the three months ended September 30, 2026, as compared to $4.7 million for the three months ended September 30, 2025. The decrease in gross profit was primarily due to lower unit volume of battery and accessory sales. Gross profit percentage decreased by 2.7% to 27.0% primarily due to lower unit volume of sales.

Research and Development Expenses

Research and development expenses stayed the same at $0.6 million for the three months ended September 30, 2026 and September 30, 2025. Higher product development and related expenses of $0.1 million was offset by lower wage expense of $0.1 million resulting from reduced headcount. We expect research and development expenses to remain relatively stable over the next year.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million, or 3.5%, to $5.1 million for the three months ended September 30, 2026, as compared to $5.3 million for the three months ended September 30, 2025. A decrease in rent expense in 2026 in the amount of $0.3 million was offset by an increase in professional services. Looking forward, we anticipate that general and administrative expenses as a percentage of revenue will decrease over the next 12 months. This expectation is based on targeted cost reduction measures which have been implemented, including further reductions in professional fees, continued optimization of lease agreements, and ongoing evaluation of staffing levels.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $1.0 million, or 39.4%, to $1.6 million for the three months ended September 30, 2026, as compared to $2.6 million for the three months ended September 30, 2025. This decrease was primarily due to lower employee-related costs in the amount of $0.3 million and lower marketing expenses of $0.3 million, both related to cost reduction measures implemented in the second quarter, and lower shipping costs of $0.4 million related to lower sales volume. We expect our selling and marketing expenses to decrease over the next 12 months due to cost reduction measures implemented in the second quarter of 2026.

Total Other Expense

Other expense totaled $1.5 million for the three months ended September 30, 2026 as compared to total other expense of $7.3 million for the three months ended September 30, 2025. Other expense of $1.5 million for the three months ended September 30, 2026 was comprised primarily of $1.8 million of interest expense related to our debt securities offset by other income. Other expense of $7.3 million in three months ended September 30, 2025 was comprised primarily of interest expense of $6.4 million related to our debt securities and a change in fair market value of warrant liability in the amount of $0.9 million.

Income Tax (Benefit) Expense

There was no tax expense recorded for the three months ended September 30, 2026 or September 30, 2025. Management evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that we will not recognize the benefits of the deferred tax assets primarily due to us entering into a 3-year cumulative loss position. As a result, a full valuation allowance totaling $37.7 million was recorded as of the year ended December 31, 2025 and is unchanged as of September 30, 2026.

Net Loss

We generated a net loss of $5.5 million for the three months ended September 30, 2026, as compared to net loss of $11.1 million for the three months ended September 30, 2025. As described above, this result was primarily driven by lower selling and marketing expenses and lower interest expense related to our debt securities.

Comparisons for the nine months ended September 30, 2026 and September 30, 2025

The following table sets forth our results of operations for the nine months ended September 30, 2026, and the nine months ended September 30, 2025. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Nine months ended September 30,
	2026	% Net Sales	2025	% Net Sales
	(in thousands)
Net Sales	$35,037	100.0	$45,571	100.0
Cost of Goods Sold	25,699	73.3	32,302	70.9
Gross profit	9,338	26.7	13,269	29.1
Operating expenses
Research and development	2,261	6.5	2,277	5.0
General and administrative	14,211	40.6	16,275	35.7
Sales and marketing	5,545	15.8	7,690	16.9
Total Operating expenses	22,017	62.8	26,242	57.6
Loss From Operations	(12,679)	(36.2)	(12,973)	(28.5)
Other Expense
Interest expense, net	(4,775)	(13.6)	(16,552)	(36.3)
Other income	534	1.5	-	-
Change in fair market value of warrant liability	370	1.1	4,624	10.1
Total Other Expense	(3,871)	(11.0)	(11,928)	(26.2)
Loss Before Taxes	(16,550)	(47.2)	(24,901)	(54.6)
Income Tax Benefit	-	-	-	-
Net Loss	$(16,550)	(47.2)	$(24,901)	(54.6)
Less: Preferred Stock Dividends	$(3,394)	(9.7)	$-	-
Net Loss Attributable to Common Stockholders	$(19,944)	(56.9)	$(24,901)	(54.6)

	Nine months ended September 30,
	2026	% Net Sales	2025	% Net Sales
	(in thousands)
DTC	$12,981	37.1	$16,001	35.1
OEM	21,306	60.8	28,820	63.3
Licensing Revenue	750	2.1	750	1.6
Net Sales	$35,037	100.0	$45,571	100.0

Net Sales

Net sales decreased by $10.6 million, or 23.1%, to $35.0 million for the nine months ended September 30, 2026, as compared to $45.6 million for the nine months ended September 30, 2025. This decrease was primarily due to lower OEM battery and accessory sales of new models to existing customers. The decrease in DTC sales volume was due to ongoing macroeconomic pressures. We expect our sales to increase in the coming quarters as our customers expand the number of models they include our battery systems in for the new model year and our entrance into new markets, trucking and industrials, with new product offerings.

Cost of Goods Sold

Cost of goods sold decreased by $6.6 million, or 20.4%, to $25.7 million for the nine months ended September 30, 2026, as compared to $32.3 million for the nine months ended September 30, 2025. This decrease was primarily due to lower volume sales in DTC and OEM markets, as described above, along with the $1.1 million in IEEPA tariff refund recognized as a reduction to cost of sales and $1.0 million decrease in overhead allocated to cost of goods sold, related to rent expense and facility related costs. We expect our Cost of goods sold to increase in conjunction with the anticipated increase in revenue over the next 12 months.

Gross Profit

Gross profit decreased by $3.9 million, or 29.6%, to $9.3 million for the nine months ended September 30, 2026, as compared to $13.3 million for the nine months ended September 30, 2025. The decrease in gross profit was primarily due to lower volume sales in the DTC and OEM markets, slightly offset by the IEEPA tariff refund recognized as a reduction to cost of sales.

Research and Development Expenses

Research and development expenses stayed the same at $2.3 million for the nine months ended September 30, 2026 and September 30, 2025. Lower wage expense in the amount of $0.5 million due to reduced headcount, was offset by a higher rent expense of $0.1 million and a higher depreciation expense of $0.4 million due to a depreciation true up at the beginning of the year. We expect research and development expenses to remain relatively stable over the next year.

General and Administrative Expenses

General and administrative expenses decreased by $2.1 million, or 12.7%, to $14.2 million for the nine months ended September 30, 2026, compared to $16.3 million for the nine months ended September 30, 2025. This decrease was primarily due to a decrease in legal and professional services of $1.3 million, lower depreciation expense of $0.6 million and lower rent and other facility related costs in the amount of $1.0 million, partially offset by higher employee-related costs in the amount of $0.6 million and higher insurance costs in the amount of $0.2 million. Looking forward, we anticipate that general and administrative expenses as a percentage of revenue will decrease over the next 12 months. This expectation is based on targeted cost reduction measures which have been implemented, including further reductions in professional fees, continued optimization of lease agreements, and ongoing evaluation of staffing levels.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $2.1 million, or 27.9%, to $5.5 million for the nine months ended September 30, 2026, as compared to $7.7 million for the nine months ended September 30, 2025. This decrease was primarily due to lower employee-related costs in the amount of $0.8 million and lower marketing costs in the amount of $0.6 million, both related to cost reduction measures implemented in the second quarter, and lower shipping costs of $0.8 million related to lower sales volume. We expect our selling and marketing expenses to decrease over the next 12 months due to cost reduction measures implemented in the second quarter of 2026.

Total Other Expense

Other expense totaled $3.9 million for the nine months ended September 30, 2026 as compared to other expense of $11.9 million for the nine months ended September 30, 2025. Other expense for the nine months ended September 30, 2026 is comprised of $4.8 million in interest expense related to our debt securities partially offset by a change in fair market value of our warrants in the amount of $0.4 million and other income of $0.5 million. Other expense for the nine months ended September 30, 2025 is comprised of $16.5 million in interest expense related to our debt securities partially offset by a change in fair market value of our warrants in the amount of $4.6 million.

Income Tax (Benefit) Expense

There was no tax expense recorded for the nine months ended September 30, 2026 or the nine months ended September 30, 2025. Management evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that we will not recognize the benefits of the deferred tax assets primarily due to us entering into a 3-year cumulative loss position. As a result, a full valuation allowance totaling $37.7 million was recorded as of the year ended December 31, 2025 and is unchanged as of September 30, 2026.

Net Loss

We generated a net loss of $16.6 million for the nine months ended September 30, 2026, as compared to net loss of $24.9 million for the nine months ended September 30, 2025. As described above, this result was driven by lower sales and lower cost of goods sold, and significantly offset by lower interest expense related to our debt securities, recognizing the IEEPA tariff refunds as a cost reduction against cost of sales, and savings from our cost reduction measures implemented in the second quarter.

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

Business Combination

The Company’s accounting for business combinations requires significant judgments and estimates in determining the acquisition-date fair values of the consideration transferred, the assets acquired, including identifiable intangible assets, and the resulting goodwill. For the Dakota Lithium acquisition, these estimates include the fair value of the 187,500 shares of common stock issued as consideration. That value reflects the closing price of the Company’s common stock on the acquisition date, as evaluated for the effect of the restriction on resale of the unregistered shares. These estimates also include the fair values of the acquired trade name and customer relationships, which are based on assumptions about projected revenue, royalty rates, customer attrition, discount rates and estimated useful lives. These estimates are based on information available as of the acquisition date.

Non-GAAP Financial Measures

This Quarterly Report includes a non-generally accepted accounting principles within the United States (“U.S. GAAP”) measure that we use to supplement our results presented in accordance with U.S. GAAP. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is defined as earnings before interest and other income (expenses), income taxes, and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA adjusted for stock-based compensation, change in fair market value of warrant liabilities, Series B preferred stock dividend, and non-recurring costs associated with strategic financing, reverse stock split, litigation, joint venture exploration, and loss on settlement or impairment of assets. Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it illustrates the underlying financial and business trends relating to our core, recurring results of operations and enhances comparability between periods.

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

The table below presents our adjusted EBITDA, reconciled to net loss attributable to common stockholders for the three and nine months ended September 30, 2026, and September 30, 2025.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net Loss Attributable to Common Stockholders	$(6,707)	$(11,070)	$(19,944)	$(24,901)
Interest Expense	1,774	6,409	4,775	16,552
Depreciation and Amortization	486	460	1,733	1,811
EBITDA	(4,447)	(4,201)	(13,436)	(6,538)
Adjusted for:
Stock-Based Compensation (1)	243	168	717	579
Change in fair market value of warrant liability (2)	123	883	(370)	(4,624)
Series B Preferred Stock Dividend	1,168	-	3,394	-
Non-Recurring/One-Time Expenses:
Litigation Expenses (3)	313	-	484	573
At-the-Market (ATM) set up Expenses(4)	13	-	283	-
Impairment of right-of-use asset and disposal of associated assets(5)	-	611	6	611
Joint Venture Exploration(6)	37	-	82	-
Expenses related to Debt Restructure(7)	88	354	158	354
Prior year tariff estimate adjustment	-	-	-	287
Preferred Stock Financing Expenses	-	13	-	686
Expenses related to Dakota Lithium Asset Purchase Agreement	121	-	121	-
Severance	-	35	-	35
Reverse Stock Split	-	-	-	15
Adjusted EBITDA	$(2,341)	$(2,137)	$(8,561)	$(8,022)

(1)	Stock-Based Compensation is comprised of costs associated with option and RSU grants made to our employees, consultants and board members.
(2)	Change in fair market value of warrant liabilities represents the change in fair value for the three and nine months ended September 30, 2026 and September 30, 2025.
(3)	In 2026, Litigation Fees includes fees and expenses related to the Berdner et al case and the Prowse case. In 2025, Litigation Fees includes legal fees and expenses and settlement related to the International Trade Commission ‘ITC’ Lithium Hub patent infringement case and other.
(4)	At-the-Market (ATM) set up expenses are for the equity distribution agreement with Canaccord Genuity LLC.
(5)	Impairment of lease and leasehold improvements, as well as costs related to the impairment, in prior year of our previous main office.
(6)	Joint Venture Exploration expenses includes advisory fees, feasibility study expenses and travel.
(7)	Debt Restructure expenses including legal and professional service.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of September 30, 2026, we had cash and cash equivalents of $1.9 million. We believe that our cash and cash equivalents as of September 30, 2026, combined with our access to the ATM, will fund our operations into the first quarter of 2027.

On January 30, 2026, we entered into the Equity Distribution Agreement with Canaccord under which we may offer and sell, from time to time, shares of our common stock through the ATM for up to $50.0 million in gross proceeds, as described in the “Overview” section above. During the three months ended September 30, 2026, we sold 21,270 shares of common stock pursuant to the ATM for net proceeds of approximately $0.2 million, after deducting sales agent commissions.

The $1.0 million cash payment associated with the acquisition of Dakota Lithium assets was facilitated by the reduction of our minimum liquidity covenant from $5.0 million to $4.0 million as part of the Term Loan Lenders’ consent provided for in the Seventh Amendment.

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

Financing Obligations and Requirements

On November 24, 2021, we issued $45.0 million of fixed rate senior notes, secured by, among other things, a security interest in our intellectual property. As part of the Business Combination, we entered into a senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan”) pursuant to the Term Loan, Guarantee and Security Agreement (as amended, the “Term Loan Agreement”) by and among us, Legacy Dragonfly, Alter Domus (US) LLC, as the Agent to the lenders from time to time party thereto (such lenders, the “Term Loan Lenders”), the proceeds of which were used to repay the $45.0 million fixed rate senior notes, and the ChEF Equity Facility (as defined below).

As described in the “Overview” section above, under the Sixth Amendment, we (i) prepaid $45.0 million of principal using proceeds from   the Second October 2025 Offering, (ii) exchanged $25.0 million of principal for redeemable Series B Preferred Stock (convertible at $252.00 per share, with 8% cash and 2% “in kind” dividends), which is redeemable in October 2027 unless otherwise converted by the holder, and (iii) had $5.0 million of principal forgiven by the Term Loan Lenders. Following these transactions, approximately $19.4 million of principal remained outstanding under the Term Loan, bearing 12% interest payable monthly and maturing in October 2027. We paid $0.9 million in fees (half in cash, half added to principal) and obtained covenant waivers through December 2026, subject to maintaining $5.0 million of minimum liquidity, which terms were subsequently modified by the Seventh Amendment as described below.

The Sixth Amendment significantly improved our liquidity by reducing total debt from $93.1 million to approximately $19.4 million and deferring near-term cash interest requirements through the preferred stock exchange and covenant waivers.

Additionally, under the Seventh Amendment, among other things, (i) the Term Loan Lenders consented to the asset acquisition described above, (ii) during the PIK Period, the interest rate was modified to 14.0% per annum (from 12.0%), all of which is payable-in-kind, (iii) the commencement date for testing the maximum senior leverage ratio and fixed charge coverage ratio covenants was extended from March 31, 2027 to September 30, 2027, and (iv) the minimum liquidity covenant was modified to require minimum liquidity of $4.0 million from August 31, 2026 through January 31, 2027, and $5.0 million thereafter.

Lastly, under the Eighth Amendment, (i) the Term Loan Lenders waived testing of the minimum liquidity covenant solely for the fiscal month ended September 30, 2026, (ii) the Term Loan Lenders waived any default arising from the deferral of a portion of the October 1, 2026 cash dividend on the Series B Preferred Stock, provided such dividend is paid in accordance with the modified payment schedule set forth in the Series B Waiver, and (iii) we agreed to pay an amendment fee of $0.45 million, which was paid-in-kind by adding such amount to the outstanding principal balance of the Term Loan. Concurrently, under the Series B Waiver, the holders of the Series B Preferred Stock agreed that the cash dividend for the quarter ended September 30, 2026 was paid at 2% per annum on or prior to October 1, 2026 and at 6% per annum on or prior to October 30, 2026, with payment-in-kind dividends continuing to accrue at 2% per annum, and that such deferral will not constitute a Non-Payment Event or Preferred Default so long as we comply with the modified payment schedule.

The Term Loan proceeds were used to: (i) support the Business Combination, (ii) prepay the fixed rate senior notes at closing of the Business Combination, (iii) pay fees and expenses in connection with the foregoing, (iv) provide additional growth capital and (v) fund other general corporate purposes. The Term Loan will mature on October 7, 2027 and, as amended, requires monthly installments based on 0.4167% of the principal amount of the Term Loan outstanding beginning December 1, 2025. The definitive documents for the Term Loan incorporate certain mandatory prepayment events and certain affirmative and negative covenants and exceptions thereto. The financial covenants for the Term Loan include a maximum senior leverage ratio covenant, a minimum liquidity covenant, a springing fixed charge coverage ratio covenant, and a maximum capital expenditures covenant. Prior to the Sixth Amendment, the Term Loan accrued interest as follows: (i) until April 1, 2024, at a per annum rate equal to adjusted secured overnight financing rate (“SOFR”) plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on our senior leverage ratio; (ii) effective April 1, 2024, interest payable to certain lenders subject to regulations of the U.S. Small Business Administration (“SBA”) with outstanding principal on that date of $30.8 million will be limited to 14.0% per annum (except for default interest permitted under SBA regulations, as applicable); and (iii) the other outstanding principal accrued interest from April 1, 2024 until October 1, 2024, at a per annum rate equal to adjusted SOFR plus 7% payable in cash plus an amount ranging from 4.5% to 6.5%, depending on the senior leverage ratio of the consolidated company, and thereafter, at a per annum rate equal to adjusted SOFR plus a margin ranging from 11.5% to 13.5%, depending on our senior leverage ratio. Effective October 20, 2025, the Sixth Amendment fixed the interest rate at 12% per annum, and, during the PIK Period, the Seventh Amendment increased the interest rate to 14.0% per annum, all of which is payable-in-kind.

As of September 30, 2026, the entire Term Loan balance was reclassified to a current liability.

The Term Loan is secured by substantially all assets of the Company, Battle Born LLC and Legacy Dragonfly, and we pledged our equity interests in Battle Born LLC and Legacy Dragonfly as additional collateral. In connection with the Business Combination, the Term Loan Lenders also received the Original Penny Warrants and the $10 Warrants. The $10 Warrants were exercised in full on October 10, 2022. During the nine months ended September 30, 2026, Original Penny Warrant holders exercised 21,777 warrants on a cashless basis, with the Company agreeing to issue 21,672 shares of common stock in connection with such exercise.

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

Going Concern

For the quarter ended September 30, 2026, we incurred losses and had negative cash flow from operations. As of September 30, 2026, we had approximately $1.9 million in cash and cash equivalents and working capital of $3.0 million. Our ability to achieve profitability and positive cash flow depends on our ability to increase revenue, contain our expenses and maintain compliance with the financial covenants in our outstanding indebtedness agreements.

On February 26, 2025, the Term Loan was amended to (i) extend the maturity date by one (1) year to October 2027, (ii) defer all principal and interest payments to April 2026 and (iii) remove certain financial covenant tests (provided that we maintain cash and cash equivalents equal to at least $2.5 million) through June 30, 2026.

In addition, investors received warrants to purchase up to 4,000 shares of Series A Preferred Stock at $10,000 per share, potentially providing up to $40 million in future capital, however, these warrants were cancelled on June 23, 2025.

On July 31, 2025, we received proceeds of $5.5 million less $0.8 million in costs, which we have been using for working capital and other general corporate purposes, including the repayment of indebtedness in the ordinary course. Investors received an aggregate of 274,750 shares of common stock.

On October 7, 2025, we received proceeds of $26.9 million, net of costs, in connection with the issuance of 287,500 shares of common stock, including 37,500 shares issued upon the underwriters’ full exercise of their option to purchase additional shares. On October 17, 2025, we received additional proceeds of $51.9 million, net of costs, from the issuance of 450,000 shares of common stock and pre-funded warrants to purchase 62,500 shares of common stock. We used the aggregate net proceeds for working capital and other general corporate purposes, including the repayment of indebtedness in the ordinary course of business. Additionally, on October 20, 2025, the Term Loan was restructured and we entered into the Sixth Amendment with the Term Loan Lenders, which included new interest payment terms, $45 million prepayment in October, and $5 million debt cancellation. Lastly, as part of the restructuring, on November 4, 2025, we and the Term Loan Lenders entered into the Exchange Agreement pursuant to which we issued 25,000 shares of Series B Preferred Stock in exchange for $25.0 million outstanding principal amount of the Term Loan.

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

On July 31, 2026, we entered into the Seventh Amendment to the Term Loan in connection with the Asset Purchase Agreement, as described above in the Overview section. The Seventh Amendment provides additional near-term liquidity flexibility by establishing a payment-in-kind period through December 31, 2026, during which interest accrues at 14% per annum (from 12%) and is payable entirely in kind rather than in cash. The Seventh Amendment also reduces the minimum liquidity requirement to $4 million at each month-end from August 31, 2026 through January 31, 2027, after which the minimum liquidity requirement increases to $5 million, and defers the commencement of the maximum senior leverage ratio and fixed charge coverage ratio covenants to the quarter ending September 30, 2027 (from March 31, 2027). Commencing with the fiscal quarter ending September 30, 2027, the maximum senior leverage ratio is 3.00:1.00, and a minimum fixed charge coverage ratio of 1.15:1.00 is required for the trailing four fiscal quarters if liquidity is below $15 million at quarter-end. Additionally, we expect the Dakota Lithium acquisition to generate material revenue in the fourth quarter of 2026. We also expect incremental operating costs in order to restore Dakota Lithium’s commercial operations ahead of its expected revenue contribution.

On September 30, 2026, we entered into the Eighth Amendment to the Term Loan, as described above in the Overview section, under which the Term Loan Lenders waived testing of the minimum liquidity covenant solely for the fiscal month ended September 30, 2026 and waived any default arising from the deferral of a portion of the October 1, 2026 cash dividend on the Series B Preferred Stock, provided such dividend is paid in accordance with the modified payment schedule set forth in the Series B Waiver. In consideration, we agreed to pay a $0.45 million amendment fee, which was paid-in-kind by adding such amount to the outstanding principal balance of the Term Loan. Under the Series B Waiver, the cash dividend for the quarter ended September 30, 2026 was payable at 2% per annum on or prior to October 1, 2026 and at 6% per annum on or prior to October 30, 2026, which deferred a portion of our near-term cash dividend obligation.

As presented above, strategic initiatives were executed in 2025 and early 2026 to address our liquidity position. These initiatives include multiple capital raises totaling a net cash increase of $90.9 million and Term Loan restructuring to reduce principal and interest owed, including a significant principal paydown, partial debt cancellation, and partial principal conversion into preferred shares, along with the at-the-market equity offering program entered into in January 2026. Management has evaluated the conditions and events described above in relation to the Company’s obligations coming due within one year after the date these condensed consolidated financial statements are issued. Management’s plans to address these conditions include the strategic cost realignment, the integration of the Dakota Lithium acquisition, the pursuit of tariff refunds, the use of the at-the-market equity offering program, and the liquidity provisions of the Seventh and Eighth Amendments, including the ability to pay interest in kind through December 31, 2026 and the modification, deferral, or waiver of certain financial covenant requirements. The Company’s ability to continue as a going concern is also dependent on its ability to raise additional capital through equity offerings, debt financings, or other strategic transactions. There can be no assurance that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all.

Although management is pursuing these plans, uncertainties remain regarding their successful implementation and effectiveness, including the Company’s ability to generate sufficient cash flows and obtain additional financing to meet its obligations as they become due. Accordingly, management has concluded that its plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

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

Cash Flows for the Nine Months Ended September 30, 2026, and September 30, 2025

	Nine months ended September 30,
	2026	2025
	(in thousands)
Net Cash (used in)/provided by:
Operating Activities	$(13,071)	$(11,245)
Investing activities	$(2,195)	$(1,808)
Financing activities	$(1,063)	$12,042

Operating Activities

Net cash used in operating activities was $13.1 million for the nine months ended September 30, 2026, primarily due to a net loss of $16.6 million with an offset of $3.1 million in expense related to amortization of debt discount of the Term Loan.

Net cash used in operating activities was $11.2 million for the nine months ended September 30, 2025, primarily due to a net loss of $24.9 million partially offset by $11.2 million of payment-in-kind interest accrued on the Term Loan.

Investing Activities

Net cash used in investing activities was $2.2 million for the nine months ended September 30, 2026, as compared to net cash used in investing activities of $1.8 million for the nine months ended September 30, 2025. The cash used for the nine months ended September 30, 2026 was primarily for the $1.0 million cash payment made under the Asset Purchase Agreement, in addition to payments made for the new Battle Born website, improvements to the battery production area and renovations to the research and development location. The cash used for the nine months ended September 30, 2025 was primarily for capital expenditures to support our core battery business.

Financing Activities

Net cash used in financing activities was $1.1 million for the nine months ended September 30, 2026, primarily related to Series B Preferred Stock dividend payments and repayment of debt, partially offset by proceeds from the ATM, as compared to net cash provided by financing activities of $12.0 million for the nine months ended September 30, 2025, primarily related to net proceeds of $7.3 million as part of the Purchase Agreement entered into in February 2025 and $4.7 million as part of the public offering in July 2025.

Contractual Obligations

Our estimated future obligations consist of short-term and long-term operating and financing lease liabilities. As of September 30, 2026, we had $2.3 million in short-term operating and financing lease liabilities and $18.9 million in long-term operating and financing lease liabilities.

As disclosed above, we have a Term Loan and as of September 30, 2026, the principal amount outstanding under the Term Loan was $19.5 million.

Additionally, we are required to pay to the holders of the Series B Preferred Stock dividends, which will accrue at 10% per annum, commencing from the date of issuance, payable (i) 80% in cash and (ii) 20% “in kind” and added to the Liquidation Preference (as defined in the Series B Certificate of Designation) of such holder’s Series B Preferred Stock. Such dividends are payable quarterly in arrears on the first trading day of each fiscal quarter commencing on the first trading day of the initial fiscal quarter after the date of issuance. Upon the occurrence of certain events, the dividend rate may automatically increase, as described in the Series B Certificate of Designation. Additionally, in connection with any future equity offerings, we are required to use 50% of the net proceeds from such offering to redeem outstanding shares of the Series B Preferred Stock at the Optional Redemption Price. In the event we have not redeemed the outstanding shares of Series B Preferred Stock by October 7, 2027 or upon the occurrence of a Non-Payment Event, the holders will have the right to require us to redeem the Series B Preferred Stock at the Optional Redemption Price. Under the Series B Waiver, the holders waived, solely with respect to the dividend for the quarter ended September 30, 2026, their right to receive payment of the full cash dividend on or prior to October 1, 2026, and we are instead required to pay cash dividends equal to 2% per annum on or prior to October 1, 2026 and 6% per annum on or prior to October 30, 2026. So long as we comply with this modified payment schedule, such deferral will not constitute a Non-Payment Event or Preferred Default.

We and Chardan Capital Markets LLC, a New York limited liability company (“CCM LLC”) entered into a purchase agreement (as amended, the “ChEF Purchase Agreement”) and a Registration Rights Agreement in connection with the Business Combination. Pursuant to the ChEF Purchase Agreement, we had the right to sell to CCM LLC an amount of shares of common stock, up to a maximum aggregate purchase price of $150 million, pursuant to the terms of the ChEF Purchase Agreement (the “ChEF Equity Facility”), subject to certain restrictions set forth in the Term Loan Agreement. The ChEF Purchase Agreement terminated in December 2025. As part of the expiration, the remainder of the Commitment Fee, pursuant to the ChEF Purchase Agreement, of $0.9 million is due and payable to CCM LLC. This amount was expensed in the fiscal year ended December 31, 2025 and remains accrued in current liabilities, specifically ‘Accrued payroll and other liabilities’, on the consolidated balance sheet as of September 30, 2026.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and implementation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, management concluded that as of September 30, 2026, we did maintain effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

“Item 3. Legal Proceedings” in our Annual Report and “Item 1. Legal Proceedings” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 filed with the SEC on May 14, 2026 and August 14, 2026, respectively, include a discussion of our legal proceedings.

There have been no material updates to the legal proceedings previously disclosed in our Annual Report and our Quarterly Reports for the quarters ended March 31, 2026 and June 30, 2026.

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

There were no material changes to the risk factors previously disclosed in our Annual Report except as noted below.

Our recurring losses and negative cash flows from operations have raised substantial doubt regarding our ability to continue as a going concern.

We have incurred recurring losses and negative cash flows from operations, and as of September 30, 2026, had an accumulated deficit of $168.6 million and cash and cash equivalents of $1.9 million. Management has concluded that its plans do not alleviate substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements included in this Quarterly Report are issued. Our condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to raise additional capital through equity offerings, debt financings, or other strategic transactions. We may also need to raise additional debt and/or equity financing to meet our financial covenants under the Term Loan and our redemption obligations under the Series B Preferred Stock and repay our outstanding indebtedness under the Term Loan. There can be no assurance that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our operations, and it may also impact our ability to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We are not currently in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. If we do not regain compliance and continue to meet the continued listing requirements, our common stock may be delisted, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

On August 20, 2026, we received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), because our stockholders’ equity (deficit) of $(184,000) as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2026 was below the required minimum of $2.5 million, and we did not meet the alternative compliance standards relating to the market value of listed securities.

On October 5, 2026, we submitted a plan to the Staff to regain compliance with the Stockholders’ Equity Requirement and, on October 22, 2026, the Staff notified us that Nasdaq had granted us an extension through December 31, 2026 to regain compliance. Under the terms of the extension, on or before December 31, 2026, we must furnish to the SEC and Nasdaq a publicly available report evidencing compliance with the Stockholders’ Equity Requirement. In addition, if we fail to evidence compliance with the Stockholders’ Equity Requirement upon filing our subsequent periodic report for the period ending December 31, 2026 with the SEC and Nasdaq, we may be subject to delisting. In the event we do not satisfy the terms of the extension, the Staff will provide written notification that our securities will be delisted, at which time we may appeal the Staff’s determination to a Nasdaq hearings panel.

In order to regain compliance with the Stockholders’ Equity Requirement, we may need to raise additional capital or restructure or convert a portion of our outstanding indebtedness, which may not be available on acceptable terms, if at all. There can be no assurance that we will be able to regain compliance with the Stockholders’ Equity Requirement or maintain compliance with any other Nasdaq continued listing requirement in the future. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, result in a default under the terms of our outstanding indebtedness, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

We may not realize the anticipated benefits of our acquisition of the Dakota Lithium assets, and the integration of those assets and the restoration of Dakota Lithium’s commercial operations may be more difficult, costly or time-consuming than expected.

On July 31, 2026, we acquired substantially all of the operating assets associated with the Dakota Lithium® brand from Clean Liquidation, LLC, as assignee for the benefit of creditors of Clean Republic SODO, LLC, for an aggregate purchase price of $4.0 million (for accounting purposes, a fair value of $2.8 million), consisting of $1.0 million in cash and 187,500 shares of our common stock. We acquired the assets on an “as is” and “where is” basis from a seller in an assignment for the benefit of creditors, and Dakota Lithium’s commercial operations had been disrupted prior to the acquisition. As a result, our ability to recover for any undisclosed liabilities, defects in the acquired assets or other matters relating to the acquired business may be limited.

We expect the Dakota Lithium assets to contribute material revenue beginning in the fourth quarter of 2026, and we expect to incur incremental operating costs to restore Dakota Lithium’s commercial operations ahead of that revenue contribution. Our ability to realize the anticipated benefits of the acquisition, including expanding our product offerings into the marine, golf cart and power sports markets, restoring the retail sales channel, retaining and re-engaging Dakota Lithium’s customers, suppliers and employees, and achieving sourcing and operating synergies, depends on our ability to integrate the acquired assets and business into our existing operations successfully and in a timely manner. Integration may divert management’s attention from our existing business, and we may encounter unanticipated costs, delays or difficulties, including in re-establishing supply arrangements, rebuilding customer relationships and restoring the reputation of the Dakota Lithium brand. If we are unable to integrate the acquired business successfully, or if the acquired business does not perform as expected, our revenue may be lower and our costs may be higher than anticipated, which could adversely affect our liquidity, our ability to comply with the financial covenants under the Term Loan Agreement and our results of operations.

In addition, the purchase price allocation for the acquisition is preliminary and may change during the measurement period, and we recorded goodwill and identifiable intangible assets, including customer relationships and a trade name, in connection with the acquisition. If the acquired business does not perform as expected, we may be required to record impairment charges with respect to such goodwill or intangible assets, which could adversely affect our results of operations and stockholders’ equity, including our ability to regain and maintain compliance with the Stockholders’ Equity Requirement. Further, the shares of common stock issued in the acquisition are subject to a 12-month lock-up period, and sales of those shares following the expiration of the lock-up period, or the perception that such sales may occur, could adversely affect the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the fiscal quarter ended September 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dragonfly Energy Holdings Corp.	8-K	3.1	03/31/2023
3.2	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., dated November 29, 2023.	8-K	3.1	11/29/2023
3.3	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., as filed with the Secretary of State of the State of Nevada, dated November 19, 2024.	8-K	3.1	11/22/2024
3.4	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., dated April 25, 2025.	8-K	3.1	04/28/2025
3.5	Certificate of Amendment to the Articles of Incorporation of Dragonfly Energy Holdings Corp., as filed with the Secretary of State of the State of Nevada, dated December 15, 2025.	8-K	3.1	12/18/2025
3.6	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series B Convertible Preferred Stock.	8-K	3.1	11/04/2025
3.7	Certificate of Amendment to the Articles of Incorporation, as amended, of Dragonfly Energy Holdings Corp., as filed with the Secretary of State of the State of Nevada, dated June 5, 2026.	8-K	3.1	06/08/2026
3.8	Certificate of Change, filed on October 7, 2026	8-K	3.1	10/08/2026
3.9	Bylaws of Dragonfly Energy Holdings Corp.	8-K	3.2	03/31/2023
10.1#	Asset Purchase Agreement, dated July 31, 2026, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp. and Clean Liquidation, LLC	8-K	10.1	07/31/2026
10.2	Form of Securities Receipt Agreement between Dragonfly Energy Holdings Corp. and the recipients listed on the signature pages thereto.	8-K	10.2	07/31/2026
10.3	Seventh Amendment to Term Loan, Guarantee and Security Agreement, dated as of July 31, 2026, by and among Dragonfly Energy Holdings Corp., Dragonfly Energy Corp., Battle Born Battery Products, LLC, the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.3	07/31/2026
10.4	Limited Waiver and Eighth Amendment to Term Loan, Guarantee and Security Agreement, dated as of September 30, 2026, by and among the Company, Dragonfly Energy Corp., Battle Born Battery Products, LLC, the lenders from time to time party thereto and Alter Domus (US) LLC.	8-K	10.1	10/02/2026
10.5	Series B Preferred Stockholder Limited Waiver, dated as of September 30, 2026, by and among the Company and the holders of Series B Convertible Preferred Stock of the Company.	8-K	10.2	10/02/2026
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included as Exhibit 101).

*	Filed herewith.
**	Furnished.
#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dragonfly Energy Holdings Corp.

Date: November 13, 2026	By:	/s/ Denis Phares
Denis Phares
Chief Executive Officer, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

